Form 10-Q
period 2013-06-30
Silvercrest Asset Management Group Inc.
filed 2013-08-14
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-35733

Silvercrest Asset Management Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5146560
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas, 38th Floor

New York, New York 10019

(Address of principal executive offices and zip code)

(212) 649-0600

(Registrant’s telephone number, including area code)

Not Applicable

(Formed name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of August 12, 2013 were 5,509,297 and 6,475,856, respectively.

Except where the context requires otherwise and as otherwise set forth in this report, in this report, references to the “Company”, “we”, “us” or “our” refer to Silvercrest Asset Management Group Inc. (“Silvercrest”) and its consolidated subsidiaries, including Silvercrest L.P. (“Silvercrest L.P.” or “SLP”). SLP’s existing limited partners are referred to in this report as “principals”. On June 26, 2013, Silvercrest closed its corporate reorganization, and on July 2, 2013, Silvercrest closed its initial public offering. Prior to that date, Silvercrest was a private company. The reorganization and initial public offering are described in the notes to our Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our prospectus dated June 26, 2013, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Forward-looking statements include, but are not limited to, statements about:

•	our anticipated future results of operations;

•	our potential operating performance and efficiency;

•	our expectations with respect to future levels of assets under management, inflows and outflows;

•	our financing plans, cash needs and liquidity position;

•	our intention to pay dividends and our expectations about the amount of those dividends;

•	our expected levels of compensation of our employees;

•	our expectations with respect to future expenses and the level of future expenses;

•	our expected tax rate, and our expectations with respect to deferred tax assets; and

•	our estimates of future amounts payable pursuant to our tax receivable agreements and the contingent value rights we have issued.

Part I - Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands)

	June 30, 2013	December 31, 2012 (Predecessor – See Note 1)
Assets
Cash and cash equivalents	$12,699	$13,443
Restricted certificates of deposit and escrow	1,191	1,020
Investments	84	1,980
Receivables, net	3,201	3,675
Due from Silvercrest Funds	1,018	1,622
Furniture, equipment and leasehold improvements, net	1,925	2,061
Goodwill	18,236	15,891
Intangible assets, net	13,356	12,363
Deferred tax asset – tax receivable agreement	12,396	—
Receivable for IPO proceeds	49,310	—
Prepaid expenses and other assets	914	399

Total assets	$114,330	$52,454

Liabilities, Redeemable Partners’ Capital and Stockholders’ Equity/Partners’ Deficit
Accounts payable and accrued expenses	$13,602	$4,513
Accrued compensation	8,259	3,656
Due to limited partners for purchase of Class B units	35,365	—
Notes payable	9,606	3,315
Borrowings under revolving credit facility	7,000	—
Deferred rent	2,005	2,268
Deferred tax and other liabilities	4,200	565

Total liabilities	80,037	14,317

Redeemable partners’ capital	—	102,017
Notes receivable from partners	—	(3,410)

Total redeemable partners’ capital	—	98,607

Commitments and Contingencies (Note 10)
Stockholders’ Equity/Partners’ Deficit
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 4,790,694 issued and outstanding	48	—
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 6,459,316 issued and outstanding	65	—
Additional Paid-In Capital	25,981	—
Partners’ capital	—	47,904
Excess of liabilities, redeemable partners’ capital and partners’ capital over assets	—	(108,374)

Total stockholders’ equity/partners’ deficit	26,094	(60,470)
Non-controlling interests	8,199	—

Total stockholders’ equity/partners’ deficit	34,293	(60,470)

Total liabilities, redeemable partners’ capital and stockholders’ equity/partners’ deficit	$114,330	$52,454

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Predecessor – See Note 1)	(Predecessor – See Note 1)	(Predecessor – See Note 1)	(Predecessor – See Note 1)
Revenue
Management and advisory fees	$13,272	$11,646	$25,729	$22,327
Performance fees and allocations	—	16	3	16
Family office services	1,200	1,245	2,425	2,444

Total revenue	14,472	12,907	28,157	24,787

Expenses
Compensation and benefits	5,925	4,832	11,125	9,600
General and administrative	2,722	2,643	5,434	5,208

Total expenses	8,647	7,475	16,559	14,808

Income before other income (expense), net	5,825	5,432	11,598	9,979
Other income (expense), net
Other income (expense), net	29	29	57	61
Interest income	22	40	49	86
Interest expense	(71)	(141)	(108)	(206)

Total other income (expense), net	(20)	(72)	(2)	(59)

Income before provision for income taxes	5,805	5,360	11,596	9,920
Provision for income taxes	(338)	(246)	(667)	(516)

Net income	$5,467	$5,114	$10,929	$9,404

Pro Forma consolidated statements of operations information (unaudited) (Note 1)

Income before provision for income taxes	5,805		11,596
Pro forma provision for income taxes (40% assumed tax rate)	(2,322)		(4,638)

Pro forma net income	$3,483		$6,958

Net income per unit:
Basic	$0.32		$0.65

Diluted	$0.31		$0.64

Weighted average units outstanding:
Basic	10,909,091		10,697,653

Diluted	11,146,180		10,934,742

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity/Partners’ Deficit

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Non-controlling Interest	Total Equity	Partners’ Capital (Predecessor – See Note 1)	Excess of Liabilities, Redeemable Partners’ Capital and Partners’ Capital over Assets (Predecessor – See Note 1)	Total Partners’ Deficit (Predecessor – See Note 1)

January 1, 2012	—	$—	—	$—	$—	$—	$—	$44,359	$(100,025)	$(55,666)

Contributions from partners	—	—	—	—	—	—	—	—	245	245

Distributions to partners	—	—	—	—	—	—	—	(1,085)	(12,109)	(13,194)

Equity-based compensation	—	—	—	—	—	—	—	—	1,019	1,019
Accretion to redemption value of redeemable partnership units	—	—	—	—	—	—	—	—	(5,222)	(5,222)

Net Income	—	—	—	—	—	—	—	2,386	7,018	9,404

June 30, 2012	—	$—	—	$—	$—	$—	$—	$45,660	$(109,074)	$(63,414)

January 1, 2013	—	$—	—	$—	$—	$—	$—	$47,904	$(108,374)	$(60,470)

Contributions from partners	—	—	—	—	—	—	—	—	455	455

Distributions to partners	—	—	—	—	—	—	—	(4,036)	(23,864)	(27,900)

Accrued partner incentive distributions	—	—	—	—	—	—	—	—	(6,000)	(6,000)

Redemptions of partners’ interests	—	—	—	—	—	—	—	—	(5,561)	(5,561)

Equity-based compensation	—	—	—	—	—	—	—	—	1,024	1,024

Reclassification of equity-based awards due to elimination of redemption feature	—	—	—	—	—	—	—	—	824	824

Net Income	—	—	—	—	—	—	—	2,827	8,102	10,929

Issuance of Class A shares in IPO	4,791	48	—	—	48,200	—	48,248	—	—	—

Reorganization of equity structure	—	—	10,000	100	—	12,683	12,783	(46,695)	133,394	86,699

Purchase of Class B units of SLP	—	—	(3,541)	(35)	(30,881)	(4,484)	(35,400)	—	—	—

Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	8,662	—	8,662	—	—	—

June 30, 2013	4,791	$48	6,459	$65	$25,981	$8,199	$34,293	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited) (In thousands)

	Six months ended June 30,
	2013	2012
	(Predecessor – See Note 1)	(Predecessor – See Note 1)
Cash Flows From Operating Activities
Net income	$10,929	$9,404
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	764	806
Depreciation and amortization	954	955
Deferred rent	(222)	(876)
Deferred income taxes	44	22
Non-cash interest on notes receivable from partners	(44)	(81)
Distributions received from investment funds	1,900	961
Other	(4)	(4)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,078	(1,306)
Prepaid expenses and other assets	(556)	(260)
Accounts payable and accrued expenses	(24)	(667)
Accrued compensation	139	(635)
Other liabilities	(133)	(75)
Interest payable on notes payable	104	104

Net cash provided by operating activities	14,929	8,348

Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$(171)	$112
Acquisition of furniture, equipment and leasehold improvements	(64)	(60)
Earn-outs paid related to acquisitions completed before January 1, 2009	(703)	(390)
Acquisition of Ten-Sixty	(2,500)	—
Purchase of investments	—	(42)
Proceeds from sale of investments	—	139

Net cash used in investing activities	(3,438)	(241)

Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(462)	$(75)
Borrowings under revolving credit facility	7,000	—
Redemptions of partners’ interests	(261)	(63)
Repayments of notes payable	(704)	(499)
Payments on capital leases	(9)	(12)
Distributions to partners	(17,900)	(13,194)
Offering costs	(786)	—
Payments from partners on notes receivable	887	950

Net cash used in financing activities	(12,235)	(12,893)

Net decrease in cash and cash equivalents	(744)	(4,786)
Cash and cash equivalents, beginning of year	13,443	7,354

Cash and cash equivalents, end of year	$12,699	$2,568

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(continued)

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information

Net cash paid during the year for:
Income taxes	$811	$866
Interest	34	46

Supplemental Disclosures of Non-cash Financing and Investing Activities

Notes receivable from new partners issued as capital contributions to Silvercrest L.P.	$455	$112
Accrual of pre-IPO distribution to partners of Silvercrest L.P.	10,000	—
Accrual of partner incentive distributions	6,000	—
Issuance of notes for redemption of partnership interest	5,300	—
Liability for purchase of Class B units from partners of Silvercrest L.P.	35,365	—
Receivable from underwriters for sale and issuance of Silvercrest Asset Management Group Inc. Class A common stock	49,310	—
Accrued offering costs	277	—
Issuance of notes payable for acquisition of Ten-Sixty	1,592	—
Issuance of notes payable for acquisition of MW Commodity Advisors, LLC	—	132
Recognition of deferred tax assets as a result of IPO	12,396	—
Recognition of tax receivable agreement liability	3,734	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the Three and Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

1.	ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiaries (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Silvercrest L.P. and its subsidiaries.

Silvercrest L.P., together with its consolidated subsidiaries (collectively “SLP”), provides investment management and family office services to individuals and families and their trusts, and to endowments, foundations and other institutional investors primarily located in the United States of America. The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.

SLP was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, SLP acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of The LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with, and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired the LLC interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets from these acquisitions.

Reorganization and Initial Public Offering

Pursuant to a reorganization agreement effective on June 26, 2013, Silvercrest became the sole general partner in SLP and its only material asset was the general partner interest in SLP, represented by 4,790,694 Class A units or approximately 43% of the economic interests of SLP. Effective June 26, 2013, Silvercrest controls all of the businesses and affairs of SLP and, through SLP and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

On July 2, 2013, Silvercrest completed the initial public offering of 4,790,684 of its Class A common shares at $11.00 per share (the “IPO”). Silvercrest’s stock began trading on June 27, 2013 on NASDAQ under the symbol “SAMG”. The net proceeds from the IPO were $48,248 after payment of underwriting discounts and commissions of $3,324 and estimated offering expenses payable by Silvercrest of $1,126.

The accompanying Condensed Consolidated Statement of Financial Position as of December 31, 2012, the statements of operations for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012 are those of SLP, the Company’s accounting predecessor. Statements of operations and cash flows of the Company for the period from June 27 to June 30, 2013 have been omitted as all amounts for such period are insignificant.

In connection with the IPO and the reorganization of SLP, Silvercrest and SLP entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization and IPO transactions included, among others, the following:

•	GP LLC (SLP’s general partner prior to the reorganization) distributed all of its interests in SLP to its members on a pro rata basis in accordance with each member’s interest in GP LLC.

•

SLP completed a unit distribution of 19.64 Class B partnership units for each outstanding and vested limited partnership unit prior to the consummation of the IPO which resulted in 10,000,000 outstanding Class B units;

•	GP LLC transferred its rights as general partner of SLP to Silvercrest, which became the sole general partner of SLP, and GP LLC was dissolved thereafter;

•

The partnership agreement of SLP was amended, effective as of the consummation of the IPO, to eliminate the call and put rights of SLP and its partners, respectively upon a partner’s death, or, if applicable, termination of employment, which required all limited partner’s units to be classified as temporary equity in SLP’s Consolidated Financial Statements;

•	For each Class B unit of SLP, Silvercrest issued one share of Class B common stock to the holders of Class B units of SLP, in exchange for its par value which was funded by SLP;

•

Silvercrest entered into a tax receivable agreement with each limited partner of SLP to return 85% of the tax benefits, estimated to be $3,734, that it receives as a result of its ability to step up its tax basis in the partnership units of SLP that it acquired from partners of SLP;

•

A special distribution by SLP of $10,000 was made to its existing partners prior to the consummation of the IPO, of which $7,000 was funded by borrowing under a credit facility with City National Bank; this special distribution, which was paid in July 2013, was treated as an equity transaction and was accrued and recorded in “Accounts payable and accrued expenses” as of June 30, 2013;

•	A special bonus payment by SLP was made to non-principals of $754 which was paid in July 2013, and was recorded as compensation expense and was accrued in “Accrued compensation” as of June 30, 2013;

•	Partner incentive distributions earned for the six months ended June 30, 2013 were treated as an equity transaction and were accrued in “Accrued compensation” as of June 30, 2013; and

•

The purchase of 3,540,684 Class B units from partners of SLP at an offering price of $11.00 per unit, as adjusted for underwriting discounts and commissions of $2,457 and estimated offering expenses of $1,126, resulting in net proceeds of $35,365 to the selling partners. The Class B units acquired by Silvercrest were converted into Class A units of SLP.

Modification of Units of SLP

As part of the reorganization, the limited partner units of SLP were modified. The following modifications were made to the Class B units:

The Class B units (previously limited partnership units) of SLP, which are held by employee-partners, were modified to eliminate a cash redemption feature. Prior to the reorganization, the terms of the limited partnership units included call and put rights to redeem the units from a holder whose employment by SLP had been terminated. As a result of the redemption feature, SLP was required to account for the limited partnership units held by employee-partners as temporary equity. At the time of the reorganization and as a result of the elimination of the redemption feature, SLP reclassified the redeemable equity of its limited partners to permanent equity. Any deferred equity units that were unvested at the time of the reorganization will continue to be reflected as share-based payment awards and will be expensed as compensation over the remaining vesting period (see Note 16, “Equity-based Compensation”).

Tax Receivable Agreement

In connection with the IPO and reorganization of SLP, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that will require it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This will be Silvercrest’s obligation and not the obligation of SLP. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

The TRA was effective upon the consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless Silvercrest exercises its right to terminate the TRA for an amount based on an agreed upon value of the payments remaining to be made under the agreement. The TRA will automatically terminate with respect to Silvercrest’s obligations to a partner if a partner (i) is terminated for cause, (ii) breaches his or her non-solicitation covenants with Silvercrest or any of its subsidiaries or (iii) voluntarily resigns or retires and competes with Silvercrest or any of its subsidiaries in the 12-month period following resignation of employment or retirement, and no further payments will be made to such partner under the TRA.

For purposes of the TRA, cash savings in income tax will be computed by comparing Silvercrest’s actual income tax liability to the amount of such taxes that it would have been required to pay had there been no increase in its share of the tax basis of the tangible and intangible assets of SLP.

Estimating the amount of payments that Silvercrest may be required to make under the TRA is imprecise by its nature, because the actual increase in its share of the tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

•

the timing of exchanges of Class B units for shares of Silvercrest’s Class A common stock—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable and amortizable assets of SLP at the time of the exchanges;

•

the price of Silvercrest’s Class A common stock at the time of exchanges of Class B units—the increase in Silvercrest’s share of the basis in the assets of SLP, as well as the increase in any tax deductions, will be related to the price of Silvercrest’s Class A common stock at the time of these exchanges;

•

the extent to which these exchanges are taxable—if an exchange is not taxable for any reason (for instance, if a principal who holds Class B units exchanges units in order to make a charitable contribution), increased deductions will not be available;

•	the tax rates in effect at the time Silvercrest utilizes the increased amortization and depreciation deductions; and

•

the amount and timing of Silvercrest’s income—Silvercrest will be required to pay 85% of the tax savings, as and when realized, if any. If Silvercrest does not have taxable income, it generally will not be required to make payments under the TRA for that taxable year because no tax savings will have been actually realized.

In addition, the TRA provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control, Silvercrest’s (or its successors’) obligations with respect to exchanged or acquired Class B units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that Silvercrest would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA.

Decisions made by the continuing partners of SLP in the course of running Silvercrest’s business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling principal under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of a principal to receive payments under the TRA.

Were the Internal Revenue Service to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.

IPO and Use of Proceeds

The net proceeds from the IPO were $48,248. Silvercrest used a portion of the IPO net proceeds to purchase 3,540,684 Class B units of SLP from certain of its partners for $35,365.

Silvercrest intends to use the remaining proceeds for general corporate purposes.

The Condensed Consolidated Statement of Financial Condition as of June 30, 2013 reflects a receivable for the net proceeds from the sale of the Class A common stock and a payable for the amount due for the purchase of the Class B units from the partners of SLP. The net proceeds from the sale of the Class A common stock was received and the amount due for the purchase of the Class B units was disbursed on July 2, 2013.

Pro Forma Statements of Operations Information (unaudited)

Pro forma income taxes

Silvercrest is subject to federal, state and local income tax upon completion of its initial public offering.

The pro forma income tax provision presents SLP’s results from operations as if it were subject to federal, state and local income tax. However, only a portion of SLP’s units were purchased in connection with the Silvercrest IPO, therefore only a portion of the Company’s earnings will be taxed at Silvercrest’s statutory corporate income tax rate of 40%. The Company anticipates that its actual consolidated effective tax rate will be lower than 40% and is dependent upon the number of units purchased in connection with its IPO.

Earnings per unit

In connection with the reorganization of SLP and the IPO, SLP completed a unit distribution of 19.64 units for each unit outstanding as of the date of the consummation of the initial public offering.

Weighted average units outstanding reflect the unit distribution that occurred on June 27, 2013.

Three months ended June 30, 2013:

Basic weighted average units outstanding:

Incremental units (1)	592,455
Basic weighted average units outstanding	10,316,636

Total pro forma units for purposes of calculating pro forma basic net income per unit	10,909,091

(1)	Represents incremental units which are assumed to fund the cash distributions to partners as such cash distributions exceed current year pro forma earnings.

Distribution to be made prior to the closing of the offering	$10,000,000
Pro forma net income	3,483,000

Distributions in excess of pro forma net income	$6,517,000
IPO offering price	$11.00

Incremental units	592,455

Diluted weighted average units outstanding:

Incremental units	592,455
Diluted weighted average units outstanding (2)	10,553,726

Total pro forma diluted units for purposes of calculating pro forma net income per unit	11,146,181

(2)	Includes 237,089 performance units which are conditionally issuable units that would be issuable if June 30, 2013 was the end of the contingency period.

Six months ended June 30, 2013:

Basic weighted average units outstanding:

Incremental units (1)	276,582
Basic weighted average units outstanding	10,421,071

Total pro forma units for purposes of calculating pro forma basic net income per unit	10,697,653

(1)	Represents incremental units which are assumed to fund the cash distributions to partners as such cash distributions exceed current year pro forma earnings.

Distribution to be made prior to the closing of the IPO	$10,000,000
Pro forma net income	6,957,600

Distributions in excess of pro forma net income	$3,042,400
IPO offering price	$11.00

Incremental units	276,582

Diluted weighted average units outstanding:

Incremental units	276,582
Diluted weighted average units outstanding (2)	10,658,161

Total pro forma diluted units for purposes of calculating pro forma net income per unit	10,934,743

(2)	Includes 237,089 performance units which are conditionally issuable units that would be issuable if June 30, 2013 was the end of the contingency period.

Diluted weighted average units outstanding for the three and six months ended June 30, 2012 includes 146,452 performance units which are conditionally issuable units that would be issuable if June 30, 2013 was the end of the contingency period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such condensed consolidated financial statements have been included. The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 of SLP included in Silvercrest’s prospectus dated June 26, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 28, 2013, which is accessible on the SEC’s website at www.sec.gov.

The accompanying condensed consolidated financial statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC and Silvercrest Investors II LLC as of and for the three and six months ended June 30, 2013. All intercompany transactions and balances have been eliminated.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds in which the general partner or equivalent is presumed to have control over the fund. The initial step in our determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (VIE). None of funds for which SLP is the general partner met the definition of a VIE during the three and six months ended June 30, 2013 and 2012, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

SLP then considers whether the fund is a voting interest entity (VoIE) in which the unaffiliated limited partners have substantive “kick-out” rights that provide the ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause. SLP considers the “kick-out” rights to be substantive if the general partner for the fund can be removed by the vote of a simple majority of the unaffiliated limited partners and there are no significant barriers to the unaffiliated limited partners’ ability to exercise these rights in that among other things (1) there are no conditions or timing limits on when the rights can be exercised, (2) there are no financial or operational barriers associated with replacing the general partner, (3) there are a number of qualified replacement investment advisors that would accept appointment at the same fee level, (4) each fund’s documents provide for the ability to call and conduct a vote, and (5) the information necessary to exercise the kick-out rights and related vote are available from the fund and its administrator.

As of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, all of the funds for which SLP was the general partner have substantive “kick-out” rights and therefore neither SLP nor Silvercrest consolidated any of the SLP Funds.

Non-controlling interest

Following the consummation of the IPO and reorganization of SLP, Silvercrest holds approximately 43% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest on its statement of financial condition for the remaining economic interests in SLP.

Segment Reporting

The Company views its operations as comprising one operating segment. Each of the Company’s acquired businesses have similar economic characteristics and have been fully integrated upon acquisition. Furthermore, our chief operating decision maker, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and other income reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, equity based compensation, the fair value of our reporting unit utilized in assessing goodwill for impairment, accounting for income taxes, the useful lives of long-lived assets and other matters that affect the consolidated financial statements and related disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of 90 days or less when purchased to be cash equivalents.

Restricted Certificates of Deposit

Certain certificates of deposit held at a major financial institution are restricted and serve as collateral for letters of credit for the Company’s lease obligations as described in Note 10.

Equity Method Investments

Entities and investments over which the Company exercises significant influence over the activities of the entity but which do not meet the requirements for consolidation are accounted for using the equity method of accounting, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at June 30, 2013 and 2012. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which consist of Level I and Level II securities. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2013 and 2012.

Receivables and Due from Silvercrest Funds

Receivables consist primarily of amounts for advisory fees due from clients and management fees, and are stated as net realizable value. The Company maintains an allowance for doubtful receivables based on estimates of expected losses and specific identification of uncollectible accounts. The Company charges actual losses to the allowance when incurred.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist primarily of furniture, fixtures and equipment, computer hardware and software and leasehold improvements and are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives, which for leasehold improvements is the lesser of the lease term or the life of the asset, generally 10 years, and 3 to 7 years for other fixed assets.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration is recorded as part of the purchase price when such contingent consideration is not based on continuing employment of the selling shareholders. Contingent consideration that is related to continuing employment is recorded as compensation expense. Payments made for contingent consideration recorded as part of an acquisition’s purchase price are reflected as financing activities in the Company’s statements of cash flows.

For acquisitions completed subsequent to January 1, 2009, the Company remeasures the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. Contingent consideration payments that exceed the acquisition date fair value of the contingent consideration are reflected as an operating activity in the consolidated statements of cash flows.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized and is evaluated for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that impairment may have occurred.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which provided new accounting guidance on testing goodwill for impairment. The enhanced guidance provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance was effective for the Company as of January 1, 2012. The Company did not utilize this option and assessed goodwill using the two-step process when performing its annual impairment assessment in 2012.

The first step is a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of the goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows.

The Company has one reporting unit at June 30, 2013 and 2012. No goodwill impairment charges were recorded during the three and six months ended June 30, 2013 and 2012.

Identifiable finite-lived intangible assets are amortized over their estimated useful lives ranging from 3 to 20 years. The method of amortization is based on the pattern over which the economic benefits, generally expected undiscounted cash flows, of the intangible asset are consumed. Intangible assets for which no pattern can be reliably determined are amortized using the straight-line method. Intangible assets consist primarily of the contractual right to future management, advisory and performance fees from customer contracts or relationships.

Long-lived Assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of depreciation and amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

Derivative Instruments

Derivative instruments are recorded at fair value as either assets or liabilities in the Company’s consolidated balance sheet. The Company’s derivatives are not designated as hedging instruments and are used as “economic hedges” to manage certain risks in the Company’s business.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company does not hold collateral or other security from its counterparties supporting its derivative instruments. In addition, there are no netting arrangements in place with the counterparties. To mitigate the counterparty credit risk, the Company has a policy of entering into contracts only with carefully selected major financial institutions based upon their credit ratings and other factors.

The Company records the changes in fair value of derivative instruments in “Other income (expenses), net” in its consolidated statement of operations.

The Company does not purchase, hold or sell derivative financial instruments for trading and speculative purposes.

Partner Distributions

Partner incentive allocations, which are determined by the general partner, can be formula-based or discretionary. Prior to the reorganization and consummation of the IPO incentive allocations are considered distributions of net income as stipulated by SLP’s Amended and Restated Limited Partnership Agreement in effect prior to the reorganization and were recognized in the period in which they were paid. Subsequent to the reorganization and consummation of the IPO partner incentive allocations will be treated as compensation expense and recognized in the period in which they are earned. In the event there is insufficient distributable cash flow to make incentive distributions, the general partner in its sole and absolute discretion may determine not to make any distributions called for under the partnership agreement. The remaining net income or loss after partner incentive allocations is generally allocated to the partners based on their pro rata ownership.

Redeemable Partnership Units

Prior to the reorganization, redeemable partnership units in SLP consisted of units issued to our founders and those purchased by certain of our employees. These capital units entitle the holder to a share of the distributions of SLP. Units were subject to certain redemption features. Upon the termination of employment of the Terminated Employee, as defined, SLP had a right to call the units. In addition, the Terminated Employee had a right to put the units to SLP upon termination or death, provided the Terminated Employee had complied with certain restrictions as described in the partnership agreement. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired with the consummation of our IPO.

As the units were redeemable at the option of the holder and were not mandatorily redeemable, the redeemable partnership units were classified outside of permanent partner’s capital as of December 31, 2012. The units were adjusted to their redemption value at December 31, 2012 with the increase or decrease in redemption value being charged to excess of liabilities, redeemable partners’ capital and partner’s capital over assets.

SLP also makes distributions to its partners of various nature including incentive payments, profit distributions and tax distributions.

Class A Common Stock

The Company’s Class A stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders. Also, Class A stockholders are entitled to receive dividends, when and if declared by the Company’s board of directors, out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Dividends consisting of shares of Class A common stock may be paid only as follows: (i) shares of Class A common stock may be paid only to holders of shares of Class A common stock and (ii) shares will be paid proportionately with respect to each outstanding share of the Company’s Class A common stock. Upon the Company’s liquidation, dissolution or winding-up, or the sale of all, or substantially all, of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to holders of preferred stock having a liquidation preference, if any, the Class A stockholders will be entitled to share ratably in the Company’s remaining assets available for distribution to Class A stockholders. Class B units of SLP held by principals will be exchangeable for shares of the Company’s Class A common stock, on a one-for-one basis, subject to customary adjustments for share splits, dividends and reclassifications.

Class B Common Stock

Shares of the Company’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, the Company will issue the holder one share of its Class B common stock in exchange for the payment of its par value. Each share of the Company’s Class B common stock will be redeemed for its par value and cancelled by the Company if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP, the terms of the 2012 Equity Incentive Plan, or otherwise. The Company’s Class B stockholders will be entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B stockholders will not participate in any dividends declared by the Company’s board of directors. Upon the Company’s liquidation, dissolution or winding-up, or the sale of all, or substantially all, of its assets, Class B stockholders only will be entitled to receive the par value of the Company’s Class B common stock.

Revenue Recognition

Revenue is recognized ratably over the period in which services are performed. Revenue consists primarily of investment advisory fees, family office services fees and fund management fees. Investment advisory fees are typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter, based on a contractually specified percentage of the assets managed. For investment advisory fees billed in advance, the value of assets managed is determined based on the value of the customer’s account as of the last trading day of the preceding quarter. For investment advisory fees billed in arrears the value of assets managed is determined based on the value of the customer’s account on the last day of the quarter being billed. Family office services fees are typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter based on a contractual percentage of the assets managed or based on a fixed fee arrangement. Management fees from proprietary and non-proprietary funds are calculated as a percentage of net asset values measured at the beginning of a month or quarter or at the end of a quarter, depending on the fund.

The Company accounts for performance based revenue in accordance with ASC 605-20-S99, “Accounting for Management Fees Based on a Formula”, by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements, and no contingencies remain. Performance fee contingencies are typically resolved at the end of each annual period. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company records performance fees and allocations as a component of revenue.

Equity-Based Compensation

Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that have the potential to be settled in cash at the election of the employee or prior to the reorganization related to redeemable partnership units are classified as liabilities (“Liability Awards”) and are adjusted to fair value at the end of each reporting period. Distributions associated with Liability Awards not expected to vest are accounted for as compensation expense in the Consolidated Statement of Operations.

Leases

The Company expenses the net lease payments associated with operating leases on a straight-line basis over the respective lease term including any rent-free periods. Leasehold improvements are recorded at cost and are depreciated using the straight-line method over the lesser of the estimated useful lives of the improvements (generally 10 years) or the remaining lease term.

Income Taxes

Silvercrest and SFS are subject to federal and state corporate income tax, which requires an asset and liability approach to the financial accounting and reporting of income taxes. SLP is not subject to federal and state income taxes, since all income, gains and losses are passed through to its partners. SLP is, however, subject to New York City unincorporated business tax. With respect to the Company’s incorporated entities, the annual tax rate is based on the income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment is required in determining the tax expense and in evaluating tax positions. The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.

The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

Recent Accounting Developments

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”)”, which amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. The amended guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) is not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

The amended guidance was effective for the Company on January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

3.	ACQUISITIONS

Commodity Advisors:

On April 1, 2012, SLP acquired Commodity Advisors. Commodity Advisors is the general partner of MW Commodity Strategies, L.P. (the “MW Commodity Fund LLC”), a fund whose investment objective is to seek superior risk adjusted returns through strategic, sector-based investments with commodity and macro trading investment managers. The acquisition of Commodity Advisors adds another strategy to the Company’s investment management, wealth planning and reporting capabilities, including proprietary value equity and fixed income disciplines and alternative investment advisory services. On April 1, 2012, SLP, in exchange for the member interests of Commodity Advisors, issued units of SLP and GP LLC, at closing, with a fair value of $132. Furthermore, SLP is obligated to make quarterly contingent payments if incremental income, as defined in the purchase agreement, exceeds various thresholds. As these contingent payments are tied to the continued employment by SLP of the former member of Commodity Advisors, they will be considered compensation expense in the period in which such contingent payments are earned (See Note 10). SLP is obligated to make a future one-time earnout payment in units equal to the difference between $800 and the redemption value of the units issued at closing (as adjusted for the reorganization of SLP), if incremental revenue, as defined, reaches an amount equal to $400 prior to March 31, 2014.

Units issued	$132
Call rights option issued	15

Total purchase consideration	$147

The following table summarizes the final amounts allocated to the acquired assets and assumed liabilities. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Receivables	$7
Liabilities	(7)

Total fair value of net tangible assets acquired	—
Goodwill	147

Total purchase consideration	$147

Ten-Sixty:

On March 28, 2013, SLP executed an Asset Purchase Agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty is a registered investment adviser that advises on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition enhances the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhances its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note is payable in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum. During the three months ended March 31, 2013, SLP incurred $51 in costs related to the acquisition of Ten-Sixty, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

Cash paid on date of acquisition	$2,500
Note payable due to Ten-Sixty	1,592

Total purchase consideration	$4,092

The Company is in the process of evaluating the allocation of the purchase price of the Ten-Sixty acquisition. Based on the preliminary purchase price allocation, the net tangible assets acquired from the Ten-Sixty transaction were determined to have a fair value of $0.

The following table summarizes the preliminary allocation of the excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Goodwill	2,345
Customer relationships (10 years)	1,650
Non-compete agreements (5 years)	97

Total purchase consideration	$4,092

The fair values of the intangibles from the Ten-Sixty acquisition are preliminary and provisional and subject to adjustment if additional information is obtained during the measurement period (a period of up to one year from the closing date) of this transaction that may change the fair value allocation as of the acquisition date.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Ten-Sixty into the Company. Furthermore, there are expected synergies with respect to compensation and benefits and general and administrative costs. All goodwill is expected to be deductible for tax purposes.

The pro forma information below represents consolidated results of operations as if the acquisition of Commodity Advisors occurred on January 1, 2012 and the acquisition of Ten-Sixty occurred on January 1, 2013 and January 1, 2012. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the consolidated Company had the acquisitions occurred as of January 1, 2013 and 2012, nor is it necessarily indicative of future results.

	Pro Forma Six Months Ended June 30, 2013	Pro Forma Six Months Ended June 30, 2012

Total Revenue	$28,385	$25,128
Net Income	$10,981	$9,469

4.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $84 and $1,968 as of June 30, 2013 and December 31, 2012, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2013 and 2012, the Company determined none of the Silvercrest Funds were required to be consolidated. Investments measured and reported at fair value are classified and disclosed in one of the following categories. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2008.

Fair Value Measurements

GAAP establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

•	Level I: Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments in Level I include listed equities and listed derivatives.

•

Level II: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in Level II include corporate bonds and loans, less liquid and restricted equity securities, certain over-the counter derivatives, and certain fund of hedge funds investments in which the Company has the ability to redeem its investment at net asset value at, or within three months of, the reporting date.

•

Level III: Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in Level III generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, certain over-the-counter derivatives, funds of hedge funds which use net asset value per share to determine fair value in which the Company may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table summarizes the classification of the Company’s financial assets in the fair value hierarchy as of June 30, 2013:

	Level I	Level II	Level III	Total

Assets

Cash equivalents – Money Market Funds	$1,191	$—	$—	$1,191

The following table summarizes the classification of the Company’s financial assets in the fair value hierarchy as of December 31, 2012:

	Level I	Level II	Level III	Total

Assets

Cash equivalents – Money Market Funds	$1,020	$—	$—	$1,020

At June 30, 2013 and December 31, 2012, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$12,699	$12,699	$12,392	$12,392
Restricted Certificates of Deposit and Escrow	$1,191	$1,191	$1,020	$1,020	Level 1	(1)
Financial liabilities:
Notes Payable	$9,606	$9,606	$3,315	$3,315	Level 2	(2)

(1)	Restricted certificates of deposit and escrow consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.
(2)	The carrying value of notes payable approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5.	RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2013 and December 31, 2012:

	2013	2012
Management and advisory fees receivable	$1,586	$1,815
Unbilled receivables	1,852	1,787
Other receivables	92	435

Receivables	3,530	4,037
Allowance for doubtful receivables	(329)	(362)

Receivables, net	$3,201	$3,675

6.	FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2013 and December 31, 2012:

	2013	2012
Leasehold improvements	$3,557	$3,557
Furniture and equipment	3,589	3,526
Artwork	339	338

Total cost	7,485	7,421
Accumulated depreciation and amortization	(5,560)	(5,360)

Furniture, equipment and leasehold improvements, net	$1,925	$2,061

Depreciation expense for the three and six months ended June 30, 2013 and 2012 was $199, $101, $231 and $118, respectively.

7.	GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of June 30, 2013 and December 31, 2012:

	2013	2012
Beginning
Gross balance	$33,306	$32,098

Accumulated impairment losses	(17,415)	(17,415)

Net balance	15,891	14,683
Purchase price adjustments from earnouts	—	1,061

Acquisition of Commodity Advisors	—	147
Acquisition of Ten-Sixty	2,345	—
Ending
Gross balance	35,651	33,306

Accumulated impairment losses	(17,415)	(17,415)

Net balance	$18,236	$15,891

8.	INTANGIBLE ASSETS

The following is a summary of intangible assets as of June 30, 2013 and December 31, 2012:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2013	$15,910	$1,566	$17,476
Acquisition of certain assets of Ten-Sixty	1,650	97	1,747

Balance, June 30, 2013	17,560	1,663	19,223

Useful lives	10-20 years	3-5 years

Accumulated amortization
Balance, January 1, 2013	(4,238)	(875)	(5,113)
Amortization expense	(573)	(181)	(754)

Balance, June 30, 2013	(4,811)	(1,056)	(5,867)

Net book value	$12,749	$607	$13,356

Cost
Balance, January 1, 2012	$15,910	$1,566	$17,476

Balance, December 31, 2012	15,910	1,566	17,476

Useful lives	10-20 years	3-5 years

Accumulated amortization
Balance, January 1, 2012	(3,144)	(522)	(3,666)
Amortization expense	(1,094)	(353)	(1,447)

Balance, December 31, 2012	(4,238)	(875)	(5,113)

Net book value	$11,672	$691	$12,363

Amortization expense related to the intangible assets was $754 and $402 for the six and three months ended June 30, 2013, respectively, and was $723 and $361 for the six and three months ended June 30, 2012, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2013 (remainder of)	$769
2014	1,422
2015	1,291
2016	1,236
2017	1,135
Thereafter	7,503

Total	$13,356

9.	DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, SLP borrowed $7,000 on the revolving credit loan. As of June 30, 2013, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $2 for the three and six months ended June 30, 2013.

Notes Payable

The following is a summary of notes payable:

	June 30, 2013
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$3,771
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	5,719
Interest payable		116

Total, June 30, 2013		$9,606

	December 31, 2012
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,397
Variable rate notes issued for redemption of partners’ interest (see Note 15)	Prime plus 1%	872
Interest payable		46

Total, December 31, 2012		$3,315

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on a multiple of the U.S. Prime Rate.

Future principal amounts payable under the fixed and variable rate notes are as follows:

2013	$1,340
2014	2,619
2015	2,314
2016	1,751
2017	1,466

Total	$9,490

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three and six months ended June 30, 2013 and 2012 amounted to $859, $1,761, $890 and $1,755, respectively. The Company received sub-lease income from subtenants during the three and six months ended June 30, 2013 and 2012 of $188, $473, $211 and $466, respectively. Therefore, for the three and six months ended June 30, 2013 and 2012, net rent expense amounted to $671, $1,288, $679 and $1,289, respectively, and is included in general, administrative and other expenses in the Condensed Consolidated Statement of Operations.

During 2006, the Company entered into a lease agreement for office space for its headquarters. The lease commenced on January 1, 2007 and expires September 30, 2017. The lease is subject to escalation clauses and provides for rent free periods of 6 to 9 months and a leasehold improvement allowance of $1,538 provided the Company spends at least an additional $513 on improvements. The Company spent $3,284 on leasehold improvements and received $1,499 of the allowance during 2007; the remaining $39 of the allowance was received in 2008. As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $2,023 that were reduced to $1,013 on August 31, 2010 and can be further reduced to $506 on August 31, 2014. The letter of credit is collateralized by a certificate of deposit in an equal amount.

Future minimum lease payments and rentals under lease agreements which expire through 2017 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2013	$1,837	$(349)	$1,488
2014	3,675	(444)	3,231
2015	3,632	(458)	3,174
2016	3,590	(458)	3,132
2017	2,780	(354)	2,426

Total	$15,514	$(2,063)	$13,451

In 2010, an escrow account was funded by a sub-tenant whose sub-lease with the Company commenced on January 1, 2011. Pursuant to the sub-lease, the tenant was required to deposit the first 16 months of rent into the escrow account totaling $452. The initial deposit was depleted as of April 2012, and additional deposits of $99 in June 2012 and $339 in December 2012 were made by the sub-tenant. This account has been recorded as restricted certificates of deposit and escrow on the Condensed Consolidated Statements of Financial Condition. As of June 30, 2013, the remaining balance in the escrow account was $171.

The Company recorded a loss on this sub-lease in 2011 of $150 (on a net present value basis). The related unamortized liability that was established in January 2011 was $247 and was reduced by lease payments during 2011 of $85, during 2012 of $85 and during the six months ended June 30, 2013 of $42, resulting in an ending balance at June 30, 2013 of $35. This liability is included in deferred rent on the Condensed Consolidated Statements of Financial Condition.

The Company has capital leases for certain office equipment. The principal balance of these leases was $33 as of

June 30, 2013 and December 31, 2012.

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $703 and $390 were made during the six months ended June 30, 2013 and 2012, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition were accrued when the contingency was resolved. The total accrual for these payments for the six months ended June 30, 2013 was $99, which were recorded as compensation expense in the Condensed Consolidated Statements of Operations.

11.	STOCKHOLDERS’ EQUITY

Prior to the reorganization described in Note 1, Silvercrest was a private company. SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income taxes as required under the terms of its partnership agreement and also made, and will continue to make, additional distributions of net income under the terms of its partnership agreement. Prior to the reorganization distributions were recorded in the financial statements on the payment date. Partnership distributions totaled $4,231 and $5,339 for the three months ended June 30, 2013 and 2012, respectively, and $17,900 and $13,194 for the six months ended June 30, 2013 and 2012, respectively. The 2013 and 2012 amounts are included in Partners’ Capital and excess of liabilities, redeemable partners’ capital and partners’ capital over assets, respectively, in the Condensed Consolidated Statements of Financial Condition.

SLP distributed $10,000 to its existing partners prior to the consummation of the IPO. Accordingly, this distribution was accrued and is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2013.

Prior to the reorganization and pursuant to SLP’s partnership agreement, as amended and restated, partner incentive allocations were treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three and six months ended June 30, 2013 and 2012 amounted to $12,104 and $6,581, respectively, and are included in non-controlling interests as of June 30, 2013 and in excess of liabilities, redeemable partners’ capital and partners’ capital over assets as of December 31, 2012 in the Condensed Consolidated Statements of Financial Condition. As part of the reorganization, partner incentive distributions for the six months ended June 30, 2013 were treated as an equity transaction and accrued and recorded in “Accrued compensation” in the Condensed Consolidated Statements of Financial Condition as of June 30, 2013. Subsequent to the consummation of the IPO, Silvercrest will treat SLP’s partner incentive allocations as compensation expense and accrue such amounts when earned.

The pre-IPO partners of SLP received Silvercrest shares in connection with the reorganization and IPO, as described below.

Silvercrest - Stockholders’ Equity

As described in Note 1, Silvercrest’s equity structure was modified in connection with the IPO-related reorganization. Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2013
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	4,790,694	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	6,459,316	1 vote per share (2),(3)	None (2), (3)

Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.
(3)	Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 6,459,316 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 191,828 deferred equity units exercisable for Class B units, which represents the right to receive additional proportions of the distributions made by SLP. The 191,828 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.
(4)	Silvercrest’s board of directors has the authority to issue preferred stock in one or more classes or series and to fix the rights, preferences, privileges and related restrictions, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any class or series, or the designation of the class or series, without the approval of its stockholders.

Silvercrest is dependent on cash generated by SLP to fund any dividends. Generally, SLP will distribute its profits to all of its partners, including Silvercrest, based on the proportionate ownership each holds in SLP. Silvercrest will fund dividends to its stockholders from its proportionate share of those distributions after provision for its taxes and other obligations.

In connection with the reorganization and IPO described in Note 1, “Reorganization and Initial Public Offering”, Silvercrest issued the following shares during the period ended June 30, 2013:

Class A Common Stock

Silvercrest issued 4,790,684 shares of Class A common stock in the IPO. Each Class B unit of SLP acquired by the Company upon the reorganization of SLP immediately converted to a Class A unit. Class A units have the same rights as Class B units.

Class B Common Stock

Silvercrest issued 6,459,316 shares of Class B common stock to employee-principals which equals to the number of Class B common units those individuals hold in SLP. Shares of Silvercrest’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, Silvercrest will issue the holder one share of its Class B common stock in exchange for the payment of its par value, subject to the holder’s agreement to be bound by the terms of a stockholders’ agreement amongst the Class B stockholders of the Company. Each share of Silvercrest’s Class B common stock will be redeemed for its par value and cancelled by Silvercrest if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP, the terms of the 2012 Equity Incentive Plan of Silvercrest, or otherwise.

12.	NOTES RECEIVABLE FROM PARTNERS

Partner contributions to SLP are made in cash, in the form of five or six year interest-bearing promissory notes and/or in the form of nine year interest-bearing limited recourse promissory notes. Limited recourse promissory notes were issued in January 2008, August 2009 and September 2009 with interest rates of 3.53%, 2.77% and 2.84%, respectively. The recourse limitation includes a stated percentage of the initial principal amount of the limited recourse note plus a stated percentage of the accreted principal amount as of the date upon which all amounts due are paid in full plus all costs and expenses required to be paid by the borrower and all amounts required to be paid pursuant to a pledge agreement associated with each note issued. Certain notes receivable are payable in annual installments and are collateralized by SLP’s units that are purchased with the note. Notes receivable from partners is recorded in “Non-controlling interests” in the Condensed Consolidated Statements of Financial Condition as of June 30, 2013.

Notes receivable from partners are as follows:

	June 30, 2013	December 31, 2012
Beginning balance	$3,410	$6,024
Repayment of notes	(887)	(2,864)
Interest accrued and capitalized on notes receivable	45	138
New notes receivable issued to partners	455	112

Ending balance	$3,023	$3,410

Full recourse and limited recourse notes receivable from partners as of June 30, 2013 and December 31, 2012 are $1,652 and $1,953 and $1,371 and $1,457, respectively. At June 30, 2013, notes receivable from partners are reflected as a reduction of non-controlling interests. There is no allowance for credit losses on notes receivable from partners as of June 30, 2013 and December 31, 2012.

13.	RELATED PARTY TRANSACTIONS

During 2013 and 2012, the Company provided services to the domesticated Silvercrest Hedged Equity Fund LP (formed in 2011 and formerly Silvercrest Hedged Equity Fund), Silvercrest Hedged Equity Fund (International), Silvercrest Hedged Equity Fund Ltd (formed in 2011 and includes ERISA investors of Silvercrest Hedged Equity Fund LP), the domesticated Silvercrest Emerging Markets Fund LP (formed in 2011 and formerly Silvercrest Emerging Markets Fund), Silvercrest Emerging Markets Fund (International), Silvercrest Emerging Markets Fund Ltd (formed in 2011 and includes ERISA investors of Silvercrest Emerging Markets Fund LP), Silvercrest Market Neutral Fund (currently in liquidation), Silvercrest Market Neutral Fund (International) (currently in liquidation), Silvercrest Municipal Advantage Portfolio A LLC, Silvercrest Municipal Advantage Portfolio P LLC, the domesticated Silvercrest Strategic Opportunities Fund LP (formed in 2011 and formerly Silvercrest Strategic Opportunities Fund), and Silvercrest Strategic Opportunities Fund (International) (terminated in 2011). These entities operate as feeder funds investing through master-feeder structures except for Silvercrest Hedged Equity Fund LP, Silvercrest Hedged Equity Fund Ltd, Silvercrest Emerging Markets Fund LP, Silvercrest Emerging Markets Fund Ltd, and Silvercrest Strategic Opportunities Fund LP which operate and invest as stand-alone funds.

The Company also provides services to the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation), Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation), Silvercrest Capital Appreciation Fund LLC (currently in liquidation), Silvercrest International Equity Fund, L.P., Silvercrest Municipal Special Situations Fund LLC, Silvercrest Municipal Special Situations Fund II LLC, Silvercrest Select Growth Equity Fund, L.P., Silvercrest Global Partners, L.P., Silvercrest Small Cap, L.P. Silvercrest Special Situations, L.P., and Silvercrest Commodity Strategies Fund, LP which operate and invest separately as stand-alone funds.

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the three and six months ended June 30, 2013 and 2012, the Company earned from the above activities management fee income, which is included in Management and advisory fees in the Consolidated Statement of Operations, of $2,299, $4,479, $2,205 and $4,235, respectively, and performance fees and allocations of $0, $3, $16 and $16, respectively. As of June 30, 2013 and December 31, 2012, the Company was owed $1,018 and $1,622, respectively, from its various funds.

For the three and six months ended June 30, 2013 and 2012, the Company earned advisory fees of $102, $205, $116 and $214, respectively, from assets managed on behalf of certain of its partners. As of June 30, 2013 and December 31, 2012, the Company is owed approximately $16 and $17, respectively, from certain of its partners.

14.	INCOME TAXES

As of June 30, 2013, the Company had net deferred tax liabilities of $204, which is recorded as a non-current deferred tax liability of $84 (specific to SLP which consists primarily of liabilities related to temporary differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense) and a non-current deferred tax liability of $120 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Position, respectively.

As of June 30, 2012, the Company had net deferred tax liabilities of $106, which is recorded as a non-current deferred tax asset of $28 (specific to SLP which consists primarily of assets for deferred rent expense and equity-based compensation offset by a liability for the excess of book over tax basis of intangible assets) and non- current deferred tax liability of $134 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Position, respectively. The change in the deferred tax asset for SLP from June 30, 2012 to June 30, 2013 is attributable primarily to the current period reversal of deferred tax accounts.

The current tax expense was $291 and $247 for the three months ended June 30, 2013 and 2012, respectively. The deferred tax expense (benefit) for the three months ended June 30, 2013 and 2012, was $47 and ($1), respectively, which when combined with current tax expense, resulted in an income tax provision for the three months ended June 30, 2013 and 2012 of $338 and $269, respectively, recognized in the Condensed Consolidated Statement of Operations. The current tax expense was $594 and $519 for the six months ended June 30, 2013 and 2012, respectively. The deferred tax expense for the six months ended June 30, 2013 and 2012 was $73 and $20, respectively, which when combined with current tax expense, resulted in an income tax provision for the six months ended June 30, 2013 and 2012 of $667 and $539, respectively, recognized in the Condensed Consolidated Statement of Operations. The current expense increased from the comparable period for 2012 mainly due to increased profitability during 2013. The deferred expense difference is attributable primarily to the increase in price at which deferred equity units vested and the impact on the deferred tax account between 2012 and 2013.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2013, the Company’s U.S. federal income tax returns for the years 2009 through 2011 are open under the normal three-year statute of limitations and therefore subject to examination.

The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months

15.	REDEEMABLE PARTNERSHIP UNITS

Before the reorganization and consummation of our initial public offering, upon the termination of employment, SLP had a right to call the terminated employee’s partnership units. In addition, the terminated employee also had a right to put the partnership units back to SLP upon termination or death, provided the terminated employee had complied with certain restrictions as described in SLP’s partnership agreement. With respect to the two founders of SLP, their estate, heirs or other permitted related parties could not require SLP to redeem their units prior to April 1, 2013. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired with the consummation of the Company’s IPO. The redemption value per share was based on a multiple of historical EBITDA, pursuant to SLP’s partnership agreement. Once units were called or put back to SLP, the redemption resulted in the issuance of a promissory note by SLP which was typically paid in installments over four years. SLP had redeemable partners’ capital of $102,017 as of December 31, 2012, which represented the amount of partners’ capital subject to both put and call rights.

16.	EQUITY-BASED COMPENSATION

Determining the appropriate fair value model and calculating the fair value of equity compensation awards requires the input of complex and subjective assumptions, including the expected life of the equity compensation awards and the stock price volatility. In addition, determining the appropriate amount of associated periodic expense requires management to estimate the amount of employee forfeitures and the likelihood of the achievement of certain performance targets. The assumptions used in calculating the fair value of equity compensation awards and the associated periodic expense represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary in the future to modify the assumptions it made or to use different assumptions, or if the quantity and nature of the Company’s equity-based compensation awards changes, then the amount of expense may need to be adjusted and future equity compensation expense could be materially different from what has been recorded in the current period.

SLP has granted equity-based compensation awards to certain partners under SLP’s 2010, 2011 and 2012 Deferred Equity programs (the “Equity Programs”). The Equity Programs allow for the granting of deferred equity units based on the fair value of the Company’s units. These deferred equity units contain both service and performance requirements.

Each grant includes a deferred equity unit (“Deferred Equity Unit”) and performance unit (“Performance Unit”) subject to various terms including terms of forfeiture and acceleration of vesting. Each 100 Deferred Equity Units represent the unsecured right to receive 100 units of SLP. The Deferred Equity Unit represents the unsecured right to receive one unit of SLP or the equivalent cash value of up to 50% (or such other percentage as may be determined by the Company’s Executive Committee) of SLP’s units issuable upon the vesting of any such Deferred Equity Units and the remaining 50% in units upon the vesting of any such Deferred Equity Units. Such cash amount is to be calculated using the equivalent share price of the Silvercrest’s Class A shares as of the applicable vesting date. The Performance Unit represents the unsecured right to receive one unit of SLP for every two units of SLP issuable upon the vesting of any such Deferred Equity Units.

Twenty-five percent of the Deferred Equity Units vest on each of the first, second, third, and fourth anniversaries of the grant date until the Deferred Equity Units are fully vested. The Performance Units are subject to forfeiture and subject to the satisfaction of a predetermined performance target at the end of the four-year vesting period. If the performance target is achieved, then the Performance Units vest at the end of the four-year vesting period. The rights of the partners with respect to the Performance Units remain subject to forfeiture at all times prior to the date on which such rights become vested and will be forfeited if the performance target is not achieved.

Distributions related to Deferred Equity Units that are paid to partners are charged to non-controlling interests after the consummation of our initial public offering and excess of liabilities, redeemable partners’ capital and partners’ capital over assets prior to our initial public offering. Distributions related to the unvested portion of Deferred Equity Units that are assumed to be forfeited are recognized as compensation expense because these distributions are not required to be returned by partners to SLP upon forfeiture.

The Company utilized both discounted cash flow and guideline company valuation methods to determine the grant date fair value of the Deferred Equity Units. The grant date fair values of Performance Units were determined by applying a performance probability factor to the Deferred Equity Unit Value. These methodologies included the use of third party data and discounts for lack of control and marketability.

Prior to our initial public offering, all Deferred Equity Units were considered to be liability awards and were adjusted to fair value at the end of each reporting period. After the consummation of our initial public offering, only the portion of Deferred Equity Units that can be settled in cash are considered to be liability awards and are adjusted to fair value at the end of each reporting period.

For the six months ended June 30, 2013 and 2012, the Company recorded compensation expense related to such units of $1,024 and $763, respectively, of which $138 and $101, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. For the three months ended June 30, 2013 and 2012, the Company recorded compensation expense related to such units of $404 and $338, respectively, of which $84 and $53, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $11, $4, $13 and $7 for the six and three months ended June 30, 2013 and 2012, respectively, and are part of total compensation expense for the three months then ended. During the six months ended June 30, 2013 and 2012, $261 and $63, respectively, of vested Deferred Equity Units were settled in cash. As of June 30, 2013 and December 31, 2012, there was $1,670 and $1,428, respectively, of estimated unrecognized compensation expense related to unvested awards. As of June 30, 2013 and December 31, 2012, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.67 and 2.16 years. The unit and per unit amounts below have been converted in connection with the reorganization of SLP, whereby, SLP completed a unit distribution of 19.64 units for each unit outstanding (excluding deferred equity units) as of the date of the consummation of the initial public offering.

A summary of these equity grants by the Company as of June 30, 2013 and 2012 during the periods then ended is presented below:

	Deferred Equity Units		Performance Units
	Units	Fair Value per unit	Units	Fair Value per unit

Balance at January 1, 2013	329,757	$10.47	257,787	$3.27

Granted	—		—

Vested	(133,863)	$(12.00)	—

Forfeited	(4,066)	$(12.00)	(13,121)	$(3.75)

Balance at June 30, 2013	191,828	$12.00	244,666	$3.75

Balance at January 1, 2012	439,067	$8.00	250,716	$3.07

Granted	19,642	$12.29	9,821	$4.70

Vested	(128,953)	$(12.29)	—

Forfeited	—		(2,750)	$(4.70)

Balance at June 30, 2012	329,757	$12.29	257,787	$4.70

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the Silvercrest Asset Management Group Inc. 2012 Equity Incentive Plan, or the 2012 Equity Incentive Plan.

A total of 1,687,500 shares are reserved and available for issuance under the 2012 Equity Incentive Plan. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP.

The purposes of the 2012 Equity Incentive Plan are to (i) align the long-term financial interests of our employees, directors, consultants and advisers with those of our stockholders; (ii) attract and retain those individuals by providing compensation opportunities that are consistent with our compensation philosophy; and (iii) provide incentives to those individuals who contribute significantly to our long-term performance and growth. To accomplish these purposes, the 2012 Equity Incentive Plan provides for the grant of units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of our Company). The 2012 Equity Incentive Plan also provides for the grant of stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock units, performance-based stock awards and other stock-based awards (collectively, stock awards) based on our Class A common stock. Awards may be granted to employees, including officers, members, limited partners or partners who are engaged in the business of one or more of our subsidiaries, as well as non-employee directors and consultants.

It is initially anticipated that awards under the 2012 Equity Incentive Plan granted to our employees will be in the form of units of SLP that will not vest until a specified period of time has elapsed, or other vesting conditions have been satisfied as determined by the Compensation Committee of the Company’s Board of Directors, and which may be forfeited if the vesting conditions are not met. During the period that any vesting restrictions apply, unless otherwise determined by the Compensation Committee, the recipient of the award will be eligible to participate in distributions of income from SLP. In addition, before the vesting conditions have been satisfied, the transferability of such units is generally prohibited and such units will not be eligible to be exchanged for cash or shares of our Class A common stock.

17.	DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three and six months ended June 30, 2013 and 2012, Silvercrest made matching contributions of $17, $33, $18 and $36, respectively, for the benefit of employees.

18.	SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three and six months ended June 30, 2013 and 2012, the Company utilized “soft dollar” credits of $248, $496 and $223 and $446, respectively.

19.	SUBSEQUENT EVENTS

On July 12, 2013, Silvercrest sold an additional 718,603 shares of its Class A common stock, at a public offering price of $11.00 per share pursuant to the underwriters’ exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its initial public offering. The exercise of the over-allotment option resulted in gross proceeds of approximately $7.9 million and net proceeds, after expenses, of approximately $7.4 million. Following consummation of this issuance of 718,603 shares of Class A Common Stock, Silvercrest had outstanding 5,509,297 shares of Class A Common Stock.

****

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a premier, full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and endowments, foundations and other institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three and six months ended June 30, 2013, our assets under management grew 2.2% and 24.1%, respectively, from $13.6 billion to $13.9 billion and from $11.2 billion to $13.9 billion, respectively. During the three months ended June 30, 2012, our assets under management decreased 3.6% from $11.1 billion to $10.7 billion. During the six months ended June 30, 2012, our assets under management grew 5.9% from $10.1 billion to $10.7 billion.

As part of the reorganization of our Company that occurred in connection with our initial public offering, Silvercrest became the general partner of Silvercrest L.P, our operating company. The business includes the management of funds of funds, and other investment funds, collectively referred to as “Silvercrest Funds”. In addition, the partnership units of all continuing partners of Silvercrest L.P. were converted to Class B units that have equal economic rights to our shares of Class A common stock. In addition, Silvercrest L.P. has issued deferred equity units exercisable for 191,828 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of Silvercrest L.P. and its subsidiaries, our accounting predecessor. Following the completion of the reorganization, as the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of our limited partners’ collective 57.4% partnership interest in Silvercrest L.P. immediately after the reorganization and the initial public offering are reflected in Non-controlling interests in our consolidated financial statements. As a result of the reorganization being completed at the end of the second quarter the accompanying Condensed Consolidated Statement of Financial Position as of December 31, 2012, the statements of operations for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012 are those of Silvercrest L.P. our accounting predecessor. Our statements of operations and cash flows for the period from June 27 to June 30, 2013 have been omitted as all amounts for such period are insignificant. Beginning with the third quarter ending September 30, 2013 our net income, after amounts attributable to non-controlling interests, will represent 42.6% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2013	2012	2013	2012

Revenue	$14,472	$12,907	$28,157	$24,787
Income before other income (expense), net	$5,825	$5,432	$11,598	$9,979
Net income	$5,467	$5,114	$10,929	$9,404
Adjusted EBITDA (1)	$4,393	$3,329	$8,530	$6,776
Adjusted EBITDA margin (2)	30.4%	25.8%	30.3%	27.3%
Assets under management at period end (billions)	$13.9	$10.7	$13.9	$10.7
Average assets under management (billions) (3)	$13.8	$10.9	$12.6	$10.4

(1)	EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to items including but not limited to professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, losses on disposals or abandonment of assets and leaseholds, severance and other similar expenses, but including partner incentive allocations as an expense.
(2)	Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue.
(3)	We have computed average assets under management by averaging assets under management at the beginning of the applicable period and assets under management at the end of the applicable period.

Revenue

We generate revenue from management and advisory fees, performance fees, and family office services fees. Our management and advisory fees are generated by managing assets on behalf of separate accounts and acting as investment adviser for various investment funds. Our performance fees relate to assets managed in external investment strategies in which we have a revenue sharing arrangement and in funds in which we have no partnership interest. Our management and advisory fees and family office services fees income is recognized through the course of the period in which these services are provided. Income from performance fees is recorded at the conclusion of the contractual performance period when all contingencies are resolved. In certain arrangements, we are only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets.

The discretionary investment management agreements for our separately managed accounts do not have a specified term. Rather, each agreement may be terminated by either party at any time upon written notice of termination to the other party. The investment management agreements for our private funds are generally in effect from year to year, and may be terminated at the end of any year (or, in certain cases, on the anniversary of execution of the agreement) (i) by us upon 30 or 90 days’ prior written notice and (ii) after receiving the affirmative vote of a specified percentage of the investors in the private fund that are not affiliated with us, by the private fund on 60 or 90 days’ prior written notice. The investment management agreements for our private funds may also generally be terminated effective immediately by either party where the non-terminating party (i) commits a material breach of the terms subject, in certain cases, to a cure period, (ii) is found to have committed fraud, gross negligence or willful misconduct or (iii) terminates, become bankrupt, becomes insolvent or dissolves. Each of our investment management agreements contains customary indemnification obligations from us to our clients. The tables below set forth the amount of assets under management, the percentage of management and advisory fees revenues, the amount of revenue recognized, and the average assets under management for discretionary managed accounts and for private funds for each period presented.

Discretionary Managed Accounts

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2013	2012	2013	2012
AUM in Discretionary Managed Accounts ($)	$7.6	$6.7	$7.6	$6.7
Average AUM For Discretionary Managed Accounts	$7.7	$6.8	$7.4	$6.5
Discretionary Managed Accounts Revenue ($) (in millions)	$10.9	$9.4	$21.2	$18.1
Percentage of management and advisory fees revenue (%)	83%	81%	83%	81%

Private Funds

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2013	2012	2013	2012
AUM in Private Funds ($)	$1.0	$0.9	$1.0	$0.9
Average AUM For Private Funds	$1.0	$0.9	$1.0	$0.9
Private Funds Revenue ($) (in millions)	$2.3	$2.2	$4.5	$4.2
Percentage of management and advisory fees revenue (%)	17%	19%	17%	19%

Our advisory fees are primarily driven by the level of our assets under management. Our assets under management increase or decrease based on the net inflows or outflows of funds into our various investment strategies and the investment performance of our clients’ accounts. In order to increase our assets under management and expand our business, we must develop and market investment strategies that suit the investment needs of our target clients and provide attractive returns over the long term. Our ability to continue to attract clients will depend on a variety of factors including, among others:

•	our ability to educate our target clients about our classic value investment strategies and provide them with exceptional client service;

•	the relative investment performance of our investment strategies, as compared to competing products and market indices;

•	competitive conditions in the investment management and broader financial services sectors;

•	investor sentiment and confidence; and

•	our decision to close strategies when we deem it to be in the best interests of our clients.

The majority of advisory fees that we earn on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance and (iii) for the municipal value strategy, 0.65%. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

Management fees earned on investment funds that we advise are calculated primarily based on the net assets of the funds. Some funds calculate investment fees based on the net assets of the funds as of the last business day of each calendar quarter, whereas other funds calculate investment fees based on the value of net assets on the first business day of the month. Depending on the investment fund, fees are paid either quarterly in advance or quarterly in arrears. For our private funds, the fees range from 0.25% to 1.5% annually. Certain management fees earned on investment funds for which we perform risk management and due diligence services are based on flat fee agreements customized for each engagement.

Average management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.42% and 0.47% for the three months ended June 30, 2013 and 2012, respectively, and was 0.45% and 0.48% for the six months ended June 30, 2013 and 2012, respectively. The decreases in our total average management fee rates are primarily the result of the addition of approximately $1.9 billion of non-discretionary assets under management related to the Ten-Sixty Asset Management, LLC acquisition in March 2013 without a corresponding increase in management fees. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2013 and 2012. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in assets under management due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;

•	allocation of assets under management among our investment strategies, which have different fee schedules;

•	allocation of assets under management between separately managed accounts and advised funds, for which we generally earn lower overall advisory fees; and

•	the level of our performance with respect to accounts and funds on which we are paid incentive fees.

Our family office services capabilities enable us to provide comprehensive and integrated services to our clients. Our dedicated group of tax and financial planning professionals provide financial planning, tax planning and preparation, partnership accounting and fund administration and consolidated wealth reporting among other services. Family office services income fluctuates based on both the number of clients for whom we perform these services and the level of agreed-upon fees, most of which are flat fees. Therefore, non-discretionary assets under management, which are associated with family office services, do not typically serve as the basis for the amount of family office services revenue that is recognized. We have experienced a steady increase in family office services fees over the past few years as more of our separately managed accounts relationships have taken advantage of these services. We have also been successful in attracting new clients who have engaged us primarily for our family office services.

Expenses

Our expenses consist primarily of compensation and benefits expenses, as well as general and administrative expense including rent, professional services fees, data-related costs and sub-advisory fees. These expenses may fluctuate due to a number of factors, including the following:

•

variations in the level of total compensation expense due to, among other things, bonuses, awards of equity to our employees and partners of Silvercrest L.P., changes in our employee count and mix, and competitive factors; and

•	the level of management fees from funds that utilize sub-advisors will affect the amount of sub-advisory fees.

We expect our professional services fees to increase as a result of being a public company.

Compensation and Benefits Expense

Our largest expense is compensation and benefits, which includes the salaries, bonuses, equity-based compensation and related benefits and payroll costs attributable to our principals and employees. Our compensation methodology is intended to meet the following objectives: (i) support our overall business strategy; (ii) attract, retain and motivate top-tier professionals within the investment management industry; and (iii) align our employees’ interests with those of our equity owners. We have experienced, and expect to continue to experience, a general rise in compensation and benefits expense commensurate with growth in headcount and with the need to maintain competitive compensation levels.

Following the consummation of our initial public offering, we account for partner incentive distributions as an expense in our statement of operations. Accordingly, this will have the effect of increasing compensation expense relative to the amounts that have been recorded historically in our financial statements.

The components of our compensation expenses for the three and six months ended June 30, 2013 and 2012 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cash compensation and benefits	$5,777	$4,446	$10,350	$8,777
Distributions on liability awards (1)	4	11	11	17
Non-cash equity-based compensation expense	144	375	764	806

Total compensation expense	$5,925	$4,832	$11,125	$9,600

(1)	Cash distributions on the portion of unvested deferred equity units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

On February 29, 2012, February 28, 2011 and February 24, 2010, SLP and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of SLP and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. As a result of the reorganization of SLP and the initial public offering, each 100 deferred equity units represent the unsecured right to receive 100 Class B units of SLP, subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from SLP as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or the equivalent cash value and units, but in no event may the holder receive more than 50% of the aggregate value in cash. To the extent that holders elect to receive up to 50% of the aggregate value in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense will be recognized on the February 29, 2012, February 28, 2011 and February 24, 2010 deferred equity unit and performance unit awards through February 29, 2016, February 28, 2015 and February 24, 2014, respectively.

Each performance unit represents the right to receive one Class B unit of SLP for each two units of SLP issued upon vesting of the deferred equity units awarded to the employee, in each case subject to the achievement of defined performance goals. Although performance units will only vest upon the achievement of the performance goals, they are expensed over the same vesting period as the deferred equity units with which they are associated because there is an explicit service period.

General and Administrative Expenses

General and administrative expenses include occupancy-related costs, professional and outside services fees, office expenses, depreciation and amortization, sub-advisory fees and the costs associated with operating and maintaining our research, trading and portfolio accounting systems. Our costs associated with operating and maintaining our research, trading and portfolio accounting systems and professional services expenses generally increase or decrease in relative proportion to the number of employees retained by us and the overall size and scale of our business operations. Sub-advisory fees will fluctuate based on the level of management fees from funds that utilize sub-advisors.

As a result of the completion of our initial public offering, we expect that we will incur additional expenses as a result of being a public company for, among other things, directors and officers insurance, director fees, SEC reporting and compliance, including Sarbanes-Oxley compliance, transfer agent fees, professional fees and other similar expenses. These additional expenses will reduce our net income.

Other Income

Other income is derived primarily from investment income arising from our investments in various private investment funds that were established as part of our investment strategies. We expect the investment components of other income, in the aggregate, to fluctuate based on market conditions and the success of our investment strategies. Performance fees earned from those investment funds in which we have a partnership interest have been earned over the past few years as a result of the achievement of various high water marks depending on the investment fund. These performance fees are recorded based on the equity method of accounting. The majority of our performance fees over the past few years have been earned from our fixed income-related funds.

Non-Controlling Interests

After our reorganization, we became the general partner of SLP and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our limited partners’ 57.4% interest in SLP as a result of the consummation of the reorganization and our initial public offering, we reflect their partnership interests as non-controlling interests in our consolidated financial statements.

Provision for Income Tax

While SLP has historically not been subject to U.S. federal and certain state income taxes, it has been subject to the New York City Unincorporated Business Tax. As a result of our reorganization, we became subject to taxes applicable to C-corporations. We expect our effective tax rate, and the absolute dollar amount of our tax expense, to increase as a result of this reorganization offset by the benefits of the tax receivable agreement.

Acquisition

On March 28, 2013, we acquired certain assets of Ten-Sixty Asset Management, LLC. Ten-Sixty Asset Management, LLC is a registered investment adviser that advises on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition expands our hedge fund due diligence capabilities and continues the growth of our institutional business. Under the terms of the asset purchase agreement, we paid cash consideration at closing of $2.5 million and issued a promissory note to Ten-Sixty Asset Management, LLC for $1.5 million subject to adjustment. The aggregate principal amount of the promissory note is payable in two initial installments of $0.2 million each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $0.1 million each. The principal amount outstanding under this note bears interest at the rate of five percent per annum. The principal amount outstanding under this note was $1,374 as of June 30, 2013.

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2013 and 2012 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Management and advisory fees	$13,272	$11,646	$1,626	14.0%
Performance fees and allocations	—	16	(16)	-100.0%
Family office services	1,200	1,245	(45)	-3.6%

Total revenue	$14,472	$12,907	$1,565	12.1%

	For the Six Months Ended June 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Management and advisory fees	$25,729	$22,327	$3,402	15.2%
Performance fees and allocations	3	16	(13)	-81.3%
Family office services	2,425	2,444	(19)	-0.8%

Total revenue	$28,157	$24,787	$3,370	13.6%

The growth in our assets under management during the three and six months ended June 30, 2013 and 2012 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of March 31, 2012	$7.7	$3.3	$11.1
Gross client additions	1.4	0.2	1.6
Gross client withdrawals	(1.4)	(0.2)	(1.6)
Market depreciation	(0.1)	(0.3)	(0.4)
As of June 30, 2012	$7.6	$3.1	$10.7 (1)

As of March 31, 2013	$8.6	$5.0	$13.6
Gross client additions	0.4	0.1	0.5
Gross client withdrawals	(0.5)	(0.1)	(0.6)
Market appreciation	0.1	0.3	0.4
As of June 30, 2013	$8.6	$5.3	$13.9 (1)

As of December 31, 2011	$7.0	$3.1	$10.1
Gross client inflows	3.0	0.3	3.3
Gross client outflows	(2.7)	(0.3)	(3.0)
Market appreciation	0.3	—	0.3
As of June 30, 2012	$7.6	$3.1	$10.7 (1)

As of December 31, 2012	$8.0	$3.1	$11.2
Gross client inflows	2.1	2.1	4.2
Gross client outflows	(2.1)	(0.3)	(2.5)
Market appreciation	0.6	0.4	1.0
As of June 30, 2013	$8.6	$5.3	$13.9 (1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance of each of our principal equity strategies relative to their appropriate benchmarks:

PROPRIETARY EQUITY PERFORMANCE1,2

as of 6/30/13

		Annualized Performance
	Inception	1-year	3-year	5-year	7-year	Inception
Large Cap Value Composite	4/1/02	24.2	17.1	7.3	6.5	7.1
Russell 1000 Value Index		25.3	18.5	6.7	4.6	6.0

Small Cap Value Composite	4/1/02	23.4	20.8	13.7	11.2	10.8
Russell 2000 Value Index		24.8	17.3	8.6	4.6	7.7

Smid Cap Value Composite	10/1/05	25.0	19.1	8.7	8.6	8.7
Russell 2500 Value Index		26.9	18.9	9.4	5.8	6.4

Multi Cap Value Composite	7/1/02	24.3	18.9	9.9	8.2	8.4
Russell 3000 Value Index		25.3	18.4	6.8	4.6	7.0

Equity Income Composite	12/1/03	22.1	19.6	10.7	9.4	11.1
Russell 3000 Value Index		25.3	18.4	6.8	4.6	7.1

Focused Value Composite	9/1/04	22.1	16.8	10.4	8.7	9.7
Russell 3000 Value Index		25.3	18.4	6.8	4.6	6.6

[1]

Returns are based upon a time weighted rate of return of various fully discretionary equity portfolios with similar investment objectives, strategies and policies and other relevant criteria managed by Silvercrest Asset Management Group LLC (“SAMG LLC”), a subsidiary of Silvercrest. Performance results are gross of fees and net of commission charges. An investor’s actual return will be reduced by the advisory fees and any other expenses it may incur in the management of the investment advisory account. SAMG LLC’s standard advisory fees are described in Part 2 of its Form ADV. Actual fees and expenses will vary depending on a variety of factors, including the size of a particular account. Returns greater than one year are shown as annualized compounded returns and include gains and accrued income and reinvestment of distributions. Past performance is no guarantee of future results. This piece contains no recommendations to buy or sell securities or a solicitation of an offer to buy or sell securities or investment services or adopt any investment position. This piece is not intended to constitute investment advice and is based upon conditions in place during the period noted. Market and economic views are subject to change without notice and may be untimely when presented here. Readers are advised not to infer or assume that any securities, sectors or markets described were or will be profitable. SAMG LLC is an independent investment advisory and financial services firm created to meet the investment and administrative needs of individuals with substantial assets and select institutional investors. SAMG LLC claims compliance with the AIMR Performance Presentation Standards (AIMR-PPS®), the U.S. and Canadian version of GIPS®. AIMR has not been involved with or reviewed SAMG LLC’s claim of compliance.

[2]	The market indices used to compare to the performance of our strategies are as follows:

The Russell 1000 Index is a capitalization-weighted, unmanaged index that measures the 1000 smallest companies in the Russell 3000. The Russell 1000 Value Index is a capitalization-weighted, unmanaged index that includes those Russell 1000 Index companies with lower price-to-book ratios and lower expected growth values.

The Russell 2000 Index is a capitalization-weighted, unmanaged index that measures the 2000 smallest companies in the Russell 3000. The Russell 2000 Value Index is a capitalization-weighted, unmanaged index that includes those Russell 2000 Index companies with lower price-to-book ratios and lower expected growth values.

The Russell 2500 Index is a capitalization-weighted, unmanaged index that measures the 2500 smallest companies in the Russell 3000. The Russell 2500 Value Index is a capitalization-weighted, unmanaged index that includes those Russell 2000 Index companies with lower price-to-book ratios and lower expected growth values.

The Russell 3000 Value Index is a capitalization-weighted, unmanaged index that measures those Russell 3000 Index companies with lower price-to-book ratios and lower forecasted growth.

The following chart summarizes the performance of each of our principal fixed income strategies relative to their appropriate benchmarks:

MODEL PORTFOLIO PERFORMANCE1

as of 6/30/2013

		Annualized Performance
	Inception	1-year	3-year	5-year	7-year	Inception
Income Portfolio	5/1/03	10.0	7.7	5.1	5.6	6.3
U.S. Stock/Bond Mix (50/50)[2]		9.6	11.0	6.1	5.6	6.2

Balanced Portfolio	5/1/03	12.7	10.0	5.4	5.8	7.3
U.S. Stock/Bond Mix (60/40)[2]		12.1	12.5	6.3	5.6	6.6

Growth Portfolio	5/1/03	17.3	13.8	5.9	5.6	8.2
U.S. Stock/Bond Mix (90/10)[2]		18.5	17.0	6.8	5.7	7.5

Barclays Aggregate[3]		(0.7)	3.5	5.2	5.6	4.6
S&P 500		20.6	18.5	7.0	5.7	7.9

[1]

Returns are based upon a time weighted rate of return of various fully discretionary fixed income portfolios with similar investment objectives, strategies and policies and other relevant criteria managed by Silvercrest Asset Management Group LLC (“SAMG LLC”), a subsidiary of Silvercrest. Performance results are gross of fees and net of commission charges. An investor’s actual return will be reduced by the advisory fees and any other expenses it may incur in the management of the investment advisory account. SAMG LLC’s standard advisory fees are described in Part 2 of its Form ADV. Actual fees and expenses will vary depending on a variety of factors, including the size of a particular account. Returns greater than one year are shown as annualized compounded returns and include gains and accrued income and reinvestment of distributions. Past performance is no guarantee of future results. This piece contains no recommendations to buy or sell securities or a solicitation of an offer to buy or sell securities or investment services or adopt any investment position. This piece is not intended to constitute investment advice and is based upon conditions in place during the period noted. Market and economic views are subject to change without notice and may be untimely when presented here. Readers are advised not to infer or assume that any securities, sectors or markets described were or will be profitable. SAMG LLC is an independent investment advisory and financial services firm created to meet the investment and administrative needs of individuals with substantial assets and select institutional investors. SAMG LLC claims compliance with the AIMR Performance Presentation Standards (AIMR-PPS®), the U.S. and Canadian version of GIPS®. AIMR has not been involved with or reviewed SAMG LLC’s claim of compliance.

[2]	The equity benchmark is the S&P 500 Index and the fixed income benchmark is the Barclays Aggregate Bond Index.

[3]	The market indices used to compare to the performance of our strategies are as follows:

The Barclays Aggregate Bond Index is an index of investment grade government and corporate bonds with a maturity of more than one year.

The S&P 500 Index is a capitalization-weighted, unmanaged index that measures 500 widely held US common stocks of leading companies in leading industries, representative of the broad US equity Market.

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Our total revenue increased by $1.6 million, or 12.1%, to $14.5 million for the three months ended June 30, 2013, from $12.9 million for the three months ended June 30, 2012. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $3.2 billion, or 29.9%, to $13.9 billion at June 30, 2013 from $10.7 billion at June 30, 2012. Compared to the three months ended June 30, 2013, there was a decrease in client outflows of $1.0 billion, and an increase in market appreciation of $0.8 billion, which was partially offset by a decrease in client inflows of $1.1 billion.

For the three months ended June 30, 2013, assets under management increased by $0.3 billion, or 2.2%, to $13.9 billion at June 30, 2013 from $13.6 billion at March 31, 2013. Our market appreciation during the three months ended June 30, 2013 constituted a 2.9% rate of increase in our total assets under management compared to March 31, 2013. Our growth in assets under management for the three months ended June 30, 2013 was attributable to an increase of $0.3 billion in non-discretionary assets under management, primarily related to the Ten-Sixty Asset Management, LLC acquisition. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended June 30, 2013 compared to the prior year. Sub-advised fund management revenue increased by $0.2 million to $0.5 million for the three months ended June 30, 2013 from $0.3 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition. Proprietary fund management revenue decreased by $0.2 million to $1.8 million for the three months ended June 30, 2013 from $2.0 million for the same period in the prior year. This decrease in proprietary fund management revenue was primarily attributable to fund redemptions and market depreciation. With respect to our discretionary assets under management, equity assets experienced growth of 2.4% during the three months ended June 30, 2013, while fixed income assets decreased by 5.5% during the same period. For the three months ended June 30, 2013, most of our growth came from our small cap value, multi cap value and focused value strategies with composite returns of 2.7%, 3.7% and 5.5%, respectively. As of June 30, 2013, the composition of our assets under management was 62% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 38% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Our total revenue increased by $3.4 million, or 13.6%, to $28.2 million for the six months ended June 30, 2013, from $24.8 million for the six months ended June 30, 2012. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $3.2 billion, or 29.9%, to $13.9 billion at June 30, 2013 from $10.7 billion at June 30, 2012. Compared to the six months ended June 30, 2012, there was an increase of $0.9 billion of client inflows, a decrease of $0.5 billion in client outflows, and an increase of $0.7 billion in market appreciation.

For the six months ended June 30, 2013, assets under management increased by $2.7 billion, or 24.1%, to $13.9 billion at June 30, 2013 from $11.2 billion at December 31, 2012. Our market appreciation during the six months ended June 30, 2013 constituted an 8.9% rate of increase in our total assets under management compared to December 31, 2012. Our growth in assets under management for the six months ended June 30, 2013 was attributable to an increase of $0.6 billion and $2.2 billion in discretionary and non-discretionary assets under management, respectively, primarily related to the Ten-Sixty Asset Management, LLC acquisition. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended June 30, 2013 compared to the prior year. Sub-advised fund management revenue increased by $0.2 million to $0.8 million for the six months ended June 30, 2013 from $0.6 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition. Proprietary fund management revenue remained flat for the six months ended June 30, 2013 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 14.4% during the six months ended June 30, 2013, while fixed income assets decreased by 3.7% during the same period. For the six months ended June 30, 2013, most of our growth came from our small cap value, equity income and focused value strategies with composite returns of 15.7%, 15.0% and 16.5%, respectively. As of June 30, 2013, the composition of our assets under management was 62% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 38% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Expenses

Our expenses for the three and six months ended June 30, 2013 and 2012 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Compensation and benefits	$5,925	$4,832	$1,093	22.6%
General, administrative and other	2,722	2,643	79	3.0%

Total expenses	$8,647	$7,475	$1,172	15.7%

	For the Six Months Ended June 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Compensation and benefits	$11,125	$9,600	$1,525	15.9%
General, administrative and other	5,434	5,208	226	4.3%

Total expenses	$16,559	$14,808	$1,751	11.8%

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2013 and 2012. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses.

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Total expenses increased by $1.2 million, or 15.7%, to $8.7 million for the three months ended June 30, 2013 from $7.5 million for the three months ended June 30, 2012. This increase was primarily attributable to increases in compensation and benefits expense and general and administrative expenses of $1.1 million and $0.1 million, respectively.

Compensation and benefits expense increased by $1.1 million, or 22.6%, to $5.9 million for the three months ended June 30, 2013 from $4.8 million for the three months ended June 30, 2012. The increase was primarily attributable to special non-principal bonuses of $0.8 million that were paid in July upon consummation of our initial public offering, and an increase in salaries and benefits expense of $0.2 million and $0.1 million, respectively, as a result of both merit increases and increased headcount.

General and administrative expenses increased by $0.1 million, or 3.0%, to $2.7 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012. This increase was primarily due to an increase in occupancy expense of $0.7 million because in 2012, after reoccupying space at our headquarters, we reversed a lease abandonment liability that was originally recorded in 2009. This had the effect of reducing occupancy expense in 2012. Partially offsetting this increase was a reduction in professional fees of $0.5 million as a result of incurring fees for services rendered in the prior year in connection with a planned initial public offering that was postponed at the end of 2011, as well as acquisition transactions. Furthermore, our sub-advisory fees decreased by $0.1 million as a result of the Ten-Sixty Asset Management, LLC acquisition.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Total expenses increased by $1.8 million, or 11.8%, to $16.6 million for the six months ended June 30, 2013 from $14.8 million for the six months ended June 30, 2012. This increase was primarily attributable to increases in compensation and benefits expense and general and administrative expenses of $1.5 million and $0.3 million, respectively.

Compensation and benefits expense increased by $1.5 million, or 15.9%, to $11.1 million for the six months ended June 30, 2013 from $9.6 million for the six months ended June 30, 2012. The increase was primarily attributable to special non-principal bonuses of $0.8 million that were paid in July upon consummation of our initial public offering, an increase in salaries and benefits expense of $0.3 million and $0.1 million, respectively, as a result of both merit increases and increased headcount, and increased equity-based compensation expense of $0.3 million primarily due to an increase in the fair value of the deferred equity units.

General and administrative expenses increased by $0.2 million, or 4.3%, to $5.4 million for the six months ended June 30, 2013 from $5.2 million for the six months ended June 30, 2012. This increase was primarily due to an increase in occupancy expense of $0.7 million because in 2012, after reoccupying space at our headquarters, we reversed a lease abandonment liability that was originally recorded in 2009. This had the effect of reducing occupancy expense in 2012. Partially offsetting this increase was a reduction in professional fees of $0.4 million as a result of incurring fees for services rendered in the prior year in connection with a planned initial public offering that was withdrawn in 2012 and acquisition transactions. Furthermore, our sub-advisory fees decreased by $0.1 million as a result of the Ten-Sixty Asset Management, LLC acquisition.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Other income (expense), net	$29	$29	$—	0.0%
Interest income	22	40	(18)	-45.0%
Interest expense	(71)	(141)	70	-49.6%

Total other income (expense), net	$(20)	$(72)	$52	-72.2%

	For the Six Months Ended June 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Other income (expense), net	$57	$61	$(4)	-6.6%
Interest income	49	86	(37)	-43.0%
Interest expense	(108)	(206)	98	-47.6%

Total other income (expense), net	$(2)	$(59)	$57	-96.6%

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

Other income (expense), net decreased by $52 thousand to $20 thousand of other expense for the three months ended June 30, 2013 from $72 thousand of other expense for the three months ended June 30, 2012 primarily due to a write off of prepaid interest expense in 2012 related to the reversal of a lease abandonment liability.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Other income (expense), net decreased by $57 thousand million to $2 thousand for the six months ended June 30, 2013 from $59 thousand for the six months ended June 30, 2012 primarily due to a write off of prepaid interest expense in 2012 related to the reversal of a lease abandonment liability.

Provision for Income Taxes

Three Months Ended June 30, 2013 versus Three Months Ended June 30, 2012

The provision for income taxes was $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. The change was a result of a projected increase in taxable income. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2013 and 2012 was 5.8% and 4.6%, respectively.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

The provision for income taxes was $0.7 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. The change was a result of a projected increase in taxable income. Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2013 and 2012 was 5.8% and 5.2%, respectively.

Supplemental Non-GAAP Financial Information

To provide investors with additional insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Earnings Per Share which are non-GAAP financial measures of earnings.

•

EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations as an expense.

•	Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.

•

Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations as an expense. Furthermore, Adjusted Net Income includes income tax expense assuming a corporate rate of 40%.

•

Adjusted Earnings Per Share represents Adjusted Net Income divided by the actual Class A and Class B shares outstanding as of the end of the reporting period for basic Adjusted Earnings Per Share, and to the extent dilutive, we add unvested deferred equity units and performance units to the total shares outstanding to compute diluted Adjusted Earnings Per Share. As a result of our structure, which includes a non-controlling interest, we feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted Earnings Per Share, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings per share of the company as a whole as opposed to being limited to our Class A common stock.

These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following tables contain reconciliations of net income to Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share (amounts in thousands except per share amounts).

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of non-GAAP financial measure:
Net income	$5,467	$5,115	$10,929	$9,404
Provision for income taxes	338	246	667	516
Interest expense	71	142	108	206
Interest income	(22)	(41)	(49)	(86)
Partner/member incentive allocations (A)	(3,120)	(2,421)	(6,000)	(4,448)
Depreciation and amortization	503	480	954	955
Equity-based compensation	408	375	1,036	806
Other adjustments (B)	748	(567)	885	(577)

Adjusted EBITDA	$4,393	$3,329	$8,530	$6,776

Adjusted EBITDA Margin	30.4%	25.8%	30.3%	27.3%

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of non-GAAP financial measure:
Net income	$5,467	$5,115	$10,929	$9,404
GAAP Provision for income taxes	338	246	667	516
Partner/member incentive allocations (A)	(3,120)	(2,421)	(6,000)	(4,448)
Other adjustments (B)	748	(567)	885	(577)

Adjusted earnings before provision for income taxes	$3,433	$2,373	$6,481	$4,895

Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,373)		(2,592)

Adjusted net income	$2,060		$3,889

Adjusted earnings per share:
Basic	$0.18		$0.35

Diluted	$0.18		$0.33

Shares outstanding at June 30, 2013:

Basic Class A shares outstanding	4,791		4,791
Basic Class B shares outstanding	6,459		6,459

Total basic shares outstanding at the time of our initial public offering	11,250		11,250

Diluted Class A shares outstanding	4,791		4,791
Diluted Class B shares outstanding (C)	6,888		6,888

Total basic shares outstanding at the time of our initial public offering	11,679		11,679

(A)	Partner/member incentive allocations have historically been treated as distributions of net income and recorded when paid. Upon the completion of our reorganization and initial public offering, we account for partner incentive payments as an expense in our statement of operations and have reflected the related adjustments in our pro forma financial information. Accordingly, this will have the effect of increasing compensation expense relative to the amounts that have been recorded historically in our financial statements.
(B)	Other adjustments consist of the following:

Loss on sub-lease (a)	$(21)	$(21)	$(42)	$(42)
Lease abandonment (reversal) (b)	—	(662)	—	(662)
Fund redemption costs (c)	—	—	—	9
IPO professional fees (d)	(28)	101	(20)	103
IPO-related non-principal bonuses	754	—	754	—
Acquisition costs (e)	23	15	74	15
Other (f)	20	—	119	—

Total other adjustments	$748	$(567)	$885	$(577)

(a)	Reflects the amortization recognized, on a present value basis, between the per square foot rental rate for our company’s primary lease and a sub-lease that we signed in 2011 with a sub-tenant for our headquarters in New York.
(b)	Reflects the reversal of the remaining rent expense on a portion of our unutilized space at our headquarters that we abandoned in 2009 and reoccupied in May 2012. A portion of this space is subleased through September 29, 2017.
(c)	Includes the costs associated with the reimbursement to one of our funds for the difference between the value of certain investor redemptions and the actual proceeds of the underlying securities in 2012 and 2011.
(d)	Represents partial reversal of previously accrued review-related professional fees incurred in conjunction with preparation for our IPO.

(e)	Reflects the legal and accounting fees associated with the closing of the Ten-Sixty Asset Management, LLC acquisition in 2013 and the MW Commodity Advisors, LLC acquisition in 2012. Also reflects transition expenses related to integrating the Ten-Sixty Asset Management, LLC acquisition in 2013, and expenses related to relocating Milbank Winthrop & Co. personnel and operations to our headquarters that were incurred during the year ended December 31, 2012.
(f)	Represents the accrual of Quarterly Income Payments, as defined in the MW Commodity Advisors, LLC purchase agreement.
(C)	Includes 191,828 unvested deferred equity units. Also, 237,089 performance units which are conditionally issuable units that would be issuable if June 30, 2013 was the end of the contingency period, are included.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the twelve months following the consummation of our initial public offering will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, Silvercrest L.P. borrowed $7.0 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. Such distribution is not indicative of the amount of any future distributions. As of June 30, 2013, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The new credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of June 30, 2013.

Our ongoing sources of cash will primarily consist of management fees and family office services fees, which are principally collected quarterly. We will primarily use cash flow from operations to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, distributions and dividends on shares of our Class A Common Stock.

Seasonality typically affects cash flow since the first quarter of each year includes as a source of cash, the prior year’s annual performance fee payments, if any, from our various funds and external investment strategies and, as a use of cash, the prior fiscal year’s incentive compensation. We believe that we have sufficient cash from our operations to fund our operations and commitments for the next twelve months.

The following table set forth certain key financial data relating to our liquidity and capital resources as of June 30, 2013 and December 31, 2012.

	As of
(in thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$12,699	$13,443
Accounts receivable	$3,201	$3,675
Due from Silvercrest Funds	$1,018	$1,622

We anticipate that distributions to the limited partners of Silvercrest L.P. will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We currently intend to declare quarterly cash dividends to our Class A common stockholders beginning in the fourth quarter of 2013. We are a holding company and have no material assets other than our ownership of interests in Silvercrest L.P. As a result, we will depend upon distributions from Silvercrest L.P. to pay any dividends to our Class A stockholders. We expect to cause Silvercrest L.P. to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or our subsidiaries are prevented from making a distribution to us under the terms of our new credit facility or any future financing. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Our purchase of Class B units in Silvercrest L.P. concurrently with the consummation of our initial public offering, and the future exchanges of Class B units of Silvercrest L.P., are expected to result in increases in our share of the tax basis of the tangible and intangible assets of Silvercrest L.P. at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of tax that we would otherwise be required to pay in the future. We entered into a tax receivable agreement with the current principals of Silvercrest L.P. and any future employee-holders of Class B units pursuant to which we agreed to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments thereunder. The timing of these payments is currently unknown. The payments to be made pursuant to the tax receivable agreement will be a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our condensed consolidated statement of financial condition. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Silvercrest L.P.

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $3.7 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2013 and 2012. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$14,929	$8,348
Net cash (used in) provided by investing activities	$(3,438)	$(241)
Net cash used in financing activities	$(12,235)	$(12,893)

Net change in cash	$(744)	$(4,786)

Operating Activities

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Operating activities provided $14.9 million and $8.3 million for the six months ended June 30, 2013 and 2012, respectively. This difference is partially the result of an increase in net income of $1.5 million for the six months ended June 30, 2013 and increased distributions from investment funds of $0.9 million for the same period. Our working capital increased due to an increase in collections of receivables and fees due from Silvercrest Funds of $2.4 million resulting primarily from greater revenue, accounts payable and accrued expenses of $0.6 million primarily due to the timing and level of payments in the ordinary course of our business, and accrued compensation of $0.8 million due to increased incentive compensation expense in 2013.

Investing Activities

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

For the six months ended June 30, 2013 and 2012, investing activities used $3.4 million and $0.2 million, respectively. The increase in the use of cash was primarily the result of $2.5 million of cash paid at the closing of the Ten-Sixty acquisition in addition to higher earnout payments made related to the Marathon Capital Group, LLC acquisition.

Financing Activities

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

For the six months ended June 30, 2013 and 2012, financing activities used $12.2 million and $12.9 million, respectively. The increase in net cash used in financing activities from 2012 to 2013 was primarily the result of higher partner incentive allocations paid in 2013 in addition to higher tax distributions paid during the six months ended June 30, 2013 as compared to the same period in 2012. Incentive allocations and tax distributions increased directly as a result of increased profitability and operating cash flow. Also, the earnout payment made in the first half of 2013 was $0.5 million higher than the payment made in the same period in the prior year and offering expenses related to our initial public offering of $0.8 million were paid as of the end of our reporting period. These increases were partially offset by the drawdown of $7.0 million under our revolving credit facility.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Ten-Sixty and Milbank related to the Ten-Sixty and Milbank acquisitions, and variable rate notes issued to former principals to redeem units held by them under which we exercised our call right upon their termination. Furthermore, we have an outstanding balance on our revolving credit facility.

As of June 30, 2013, the aggregate principal amount of the Ten-Sixty promissory note is approximately $1.4 million which is payable in one installment of $0.2 million on December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $0.1 million each. The principal amount outstanding under this note bears interest at the rate of 5% per annum. Accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition was approximately $9 thousand as of June 30, 2013.

The aggregate principal amount of the notes related to the Milbank acquisition matures after four annual principal installments payable on each of November 1, 2013, 2014, and 2015 in the amounts of $0.9 million, $1.0 million, and $0.6 million, respectively, together with all accrued and unpaid interest. If specified conditions are not met by Milbank prior to November 1, 2014, then the principal payment due on November 1, 2015 will be reduced to $0.1 million. The principal amount outstanding under this note bears interest at the rate of 5% per annum.

As of June 30, 2013, $2.5 million remains outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $79 thousand as of June 30, 2013.

As of June 30, 2012, $7.0 million is outstanding on our revolving credit facility with City National Bank.

As of December 31, 2012, $2.4 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $20 thousand as of December 31, 2012.

On June 3, 2013, we redeemed units from two of our former employee-partners. In conjunction with the redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, and such principal amount is subject to downward adjustment to the extent of any breach by the holder of such note. The principal amount of the notes are payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bears interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.

As of June 30, 2013, $5.6 million remains outstanding on the notes issued to former principals. Accrued but unpaid interest on these notes issued to former principals was approximately $27 thousand as of June 30, 2013. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.

As of December 31, 2012, $0.9 million remained outstanding on the notes issued to former principals. Accrued but unpaid interest on these notes issued to former principals was approximately $26 thousand as of December 31, 2012. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus one percent in effect at the time payments are due.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013, December 31, 2012 or June 30, 2012.

Critical Accounting Policies and Estimates

There have been no changes to our Critical Accounting Policies and Estimates from those disclosed in our prospectus dated June 26, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 28, 2013, which is accessible on the SEC’s website at www.sec.gov.

Revenue Recognition

Investment advisory fees are typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter, based on a contractual percentage of the assets managed. Family office services fees are also typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter based on a contractual percentage of the assets managed or upon a contractually agreed-upon flat fee arrangement. Revenue is recognized on a ratable basis over the period in which services are performed.

We account for performance based revenue in accordance with ASC 605-20-S99, Accounting for Management Fees Based on a Formula, by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements. In certain arrangements, we are only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. We record performance fees and allocations as a component of revenue.

Because the majority of our revenues are earned based on assets under management that have been determined using fair value methods and since market appreciation/depreciation has a significant impact on our revenue, we have presented our assets under management using the GAAP framework for measuring fair value. That framework provides a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs based on company assumptions (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

•

Level 1—includes quoted prices (unadjusted) in active markets for identical instruments at the measurement date. The types of financial instruments included in Level 1 include unrestricted securities, including equities listed in active markets.

•

Level 2—includes inputs other than quoted prices that are observable for the instruments, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or inputs other than quoted prices that are observable for the instruments. The type of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and managed funds whose net asset value is based on observable inputs.

•

Level 3—includes one or more significant unobservable inputs. Financial instruments that are included in this category include assets under management primarily comprised of investments in privately-held entities, limited partnerships, and other instruments where the fair value is based on unobservable inputs.

The table below summarizes the approximate amount of assets under management for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3 inputs.

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2012 AUM	$8.4	$1.4	$1.4	$11.2
June 30, 2013 AUM	$8.9	$2.7	$2.3	$13.9

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our prospectus dated June 26, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933 on June 28, 2013, which is accessible on the SEC’s website at www.sec.gov and Item 3 “—Quantitative and Qualitative Disclosure About Market Risk”.

The average value of our assets under management for the three and six months ended June 30, 2013 was approximately $13.8 billion and $12.6 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.4 billion and $1.3 billion for the three and six months ended June 30, 2013, respectively, which would cause an annualized increase or decrease in revenues of approximately $5.8 million and $5.7 million for the three and six months ended June 30, 2013, respectively, at a weighted average fee rate for the three and six months ended June 30, 2013 of 0.42% and 0.45%, respectively.

The average value of our assets under management for the year ended December 31, 2012 was approximately $10.7 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.1 billion, which would cause an annualized increase or decrease in revenues of approximately $4.6 million, at the 2012 weighted average fee rate of 0.43%.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards,” (“IFRS’) which amended guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in GAAP and IFRS. The amended guidance specifies that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests used as consideration in a business combination. An entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds the instrument as an asset. With respect to financial instruments that are managed as part of a portfolio, an exception to fair value requirements is provided. That exception permits a reporting entity to measure the fair value of such financial assets and financial liabilities at the price that would be received to sell a net asset position for a particular risk or to transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date. The amendments also clarify that premiums and discounts should only be applied if market participants would do so when pricing the asset or liability. Premiums and discounts related to the size of an entity’s holding (e.g., a blockage factor) rather than as a characteristic of the asset or liability (e.g., a control premium) are not permitted in a fair value measurement.

The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (i) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (ii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy.

The amended guidance was effective for us on January 1, 2012 and did not have a material impact on our consolidated financial statements.

Subsequent Event

On July 12, 2013, we sold an additional 718,603 shares of our Class A common stock at a public offering price of $11.00 per share pursuant to the underwriters’ exercise in full of the over-allotment option that we granted to the underwriters in connection with our recently closed initial public offering. The exercise of the over-allotment option resulted in gross proceeds of approximately $7.9 million and net proceeds, after expenses, of approximately $7.4 million. Following the exercise of the overallotment option, we have 5,509,297 shares of Class A common stock outstanding.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and six months ended June 30, 2013 and 2012 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item  2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2013.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal proceedings pending or to our knowledge threatened against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 26, 2013, Silvercrest issued 10,000,000 shares of Class B common stock to the limited partners of Silvercrest L.P. as part of its reorganization prior to its initial public offering. This issuance resulted from the distribution by Silvercrest L.P.’s former general partner, Silvercrest GP LLC, of all of its interests in Silvercrest L.P. to its members on a pro rata basis in accordance with each member’s interest in Silvercrest GP LLC. These interests that were distributed to the members of Silvercrest GP LLC automatically converted into limited partnership interests of Silvercrest L.P. As part of the reorganization of Silvercrest, all Silvercrest L.P. interests were converted to Class B units and for each one of these units, one share of Class B Common Stock of Silvercrest was issued. The securities issued in the foregoing transactions were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. The transactions described above are described in greater detail in Silvercrest’s registration statement on Form S-1 (File No. 333-188005) filed with the SEC, as amended and supplemented by our prospectus dated June 26, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 28, 2013, both of which are accessible on the SEC’s website at www.sec.gov. As described under the caption “Our Structure and Reorganization” in the prospectus, under the terms of the limited partnership agreement of Silvercrest L.P., upon the retirement of a principal, the principal’s Class B common stock will be automatically canceled, and Silvercrest will issue to the partner a number of shares of Class A common stock equal to the number of Class A units held by the principal.

Use of Proceeds

On June 26, 2012, the registration statement on Form S-1 (File No. 333-188005) filed by Silvercrest with the SEC covering the initial public offering of up to 4,790,684 shares of Class A common stock (excluding shares subject to the underwriters’ option to purchase additional shares), for up to an aggregate offering price of $52.7 million was declared effective. On June 27, 2013, Silvercrest completed an initial public offering by issuing a total of 4,790,694 shares of Class A common stock. The managing underwriters for the initial public offering were Sandler O’Neill + Partners, L.P. and Raymond James. The offering commenced on June 27, 2013 and was closed on July 2, 2013. The aggregate offering price to the public was $52.7 million. The aggregate underwriting discount was $3.3 million. In addition to the underwriting discount, we incurred offering expenses of approximately $1.1 million, which were primarily payments to legal and accounting firms and our printer. After deducting the underwriting discount and those expenses, the net proceeds received by us from the initial public offering were approximately $49.4 million. We used $35.4 million of the net proceeds from our initial public offering to purchase limited partnership units of our subsidiary Silvercrest L.P. from certain of its limited partners. Our application of the net proceeds is described in Note 1, “Reorganization and Initial Public Offering” to the Unaudited Condensed Consolidated Financial Statements included in Part I of this report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silvercrest Asset Management Group Inc.

By:

/s/ G. Moffett Cochran
Date: August 13, 2013	G. Moffett Cochran Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/s/ Scott A. Gerard
Date: August 13, 2013	Scott A. Gerard Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith