Form 10-Q
period 2013-09-30
Silvercrest Asset Management Group Inc.
filed 2013-11-14
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of November 12, 2013 were 5,509,297 and 6,461,764, respectively.

Except where the context requires otherwise and as otherwise set forth herein, in this report, references to the “Company”, “we”, “us” or “our” refer to Silvercrest Asset Management Group Inc. (“Silvercrest”) and its consolidated subsidiaries, including Silvercrest L.P. (“Silvercrest L.P.” or “SLP”). SLP’s existing limited partners are referred to in this report as “principals”. On June 26, 2013, Silvercrest closed its corporate reorganization, and on July 2, 2013, Silvercrest closed its initial public offering. Prior to that date, Silvercrest was a private company. The reorganization and initial public offering are described in the notes to our Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our prospectus dated June 26, 2013, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$25,055	$13,443
Restricted certificates of deposit and escrow	1,078	1,020
Investments	84	1,980
Receivables, net	3,930	3,675
Due from Silvercrest Funds	1,594	1,622
Furniture, equipment and leasehold improvements, net	1,835	2,061
Goodwill	18,236	15,891
Intangible assets, net	12,954	12,363
Deferred tax asset—tax receivable agreement	12,204	—
Prepaid expenses and other assets	896	399
Total assets	$77,866	$52,454
Liabilities, Redeemable Partners’ Capital and Stockholders’ Equity/Partners’ Deficit
Accounts payable and accrued expenses	$3,436	$4,513
Accrued compensation	11,334	3,656
Notes payable	9,715	3,315
Borrowings under revolving credit facility	5,022	—
Deferred rent	1,870	2,268
Deferred tax and other liabilities	3,759	565
Total liabilities	35,136	14,317
Redeemable partners’ capital	—	102,017
Notes receivable from partners	—	(3,410)
Total redeemable partners’ capital	—	98,607
Commitments and Contingencies (Note 10)
Stockholders’ Equity/Partners’ Deficit
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 5,509,297 issued and outstanding	55	—
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 6,461,764 issued and outstanding	65	—
Additional Paid-In Capital	33,405	—
Retained earnings	734	—
Partners’ capital	—	47,904
Excess of liabilities, redeemable partners’ capital and partners’ capital over assets	—	(108,374)
Total stockholders’ equity/partners’ deficit	34,259	(60,470)
Non-controlling interests	8,471	—
Total stockholders’ equity/partners’ deficit	42,730	(60,470)
Total liabilities, redeemable partners’ capital and stockholders’ equity/partners’ deficit	$77,866	$52,454

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Management and advisory fees	$13,516	$11,542	$39,245	$33,870
Performance fees and allocations	14	34	17	50
Family office services	1,207	1,183	3,632	3,626
Total revenue	14,737	12,759	42,894	37,546
Expenses
Compensation and benefits	8,388	4,815	19,513	14,415
General and administrative	3,162	3,006	8,596	8,214
Total expenses	11,550	7,821	28,109	22,629
Income before other income (expense), net	3,187	4,938	14,785	14,917
Other income (expense), net
Other income (expense), net	29	29	86	90
Interest income	36	34	85	120
Interest expense	(180)	(53)	(288)	(259)
Total other income (expense), net	(115)	10	(117)	(49)
Income before provision for income taxes	3,072	4,948	14,668	14,868
Provision for income taxes	(823)	(290)	(1,489)	(802)
Net income	2,249	$4,658	13,179	$14,066
Less: net income attributable to non-controlling interests	(1,515)		(1,515)
Net income attributable to Silvercrest	$734		$11,664
Net income per share/unit:
Basic	$0.14	$0.44	$1.34	$1.33
Diluted	$0.14	$0.44	$1.31	$1.32
Weighted average shares/units outstanding:
Basic	5,363,493	10,547,365	8,716,686	10,544,323
Diluted	5,363,493	10,693,816	8,873,877	10,690,775

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Equity/Partners’ Deficit

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Non- controlling Interest	Total Equity	Partners’ Capital	Excess of Liabilities, Redeemable Partners’ Capital and Partners’ Capital over Assets	Total Partners’ Deficit
January 1, 2012	—	$—	—	$—	$—	$—	$—	$—	$44,359	$(100,025)	$(55,666)
Contributions from partners	—	—	—	—	—	—	—	—	—	245	245
Distributions to partners	—	—	—	—	—	—	—	—	(1,466)	(13,246)	(14,712)
Equity-based compensation	—	—	—	—	—	—	—	—	—	1,019	1,019
Accretion to redemption value of redeemable partnership units	—	—	—	—	—	—	—	—	—	(8,619)	(8,619)
Net Income	—	—	—	—	—	—	—	—	3,571	10,495	14,066
September 30, 2012	—	$—	—	$—	$—	—	$—	$—	$46,464	$(110,131)	$(63,667)
January 1, 2013	—	$—	—	$—	$—	$—	$—	$—	$47,904	$(108,374)	$(60,470)
Contributions from partners	—	—	17	—	—	—	165	165	—	455	455
Distributions to partners	—	—	—	—	—	—	(1,427)	(1,427)	(4,036)	(23,864)	(27,900)
Accrued partner incentive distributions	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Redemptions of partners’ interests	—	—	(14)	—	—	—	(190)	(190)	—	(5,561)	(5,561)
Equity-based compensation	—	—	—	—	—	—	227	227	—	1,024	1,024
Reclassification of equity-based awards due to elimination of redemption feature	—	—	—	—	—	—	—	—	—	824	824
Net Income	—	—	—	—	—	734	1,515	2,249	2,827	8,102	10,929
Issuance of Class A shares in IPO	5,509	55	—	—	55,214	—	—	55,269	—	—	—
Reorganization of equity structure	—	—	10,000	100	—	—	12,683	12,783	(46,695)	133,394	86,699
Purchase of Class B units of SLP	—	—	(3,541)	(35)	(30,881)	—	(4,484)	(35,400)	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	(18)	(18)	—	—	—
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	9,072	—	—	9,072	—	—	—
September 30, 2013	5,509	$55	6,462	$65	$33,405	$734	$8,471	$42,730	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$13,179	$14,066
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,207	1,257
Depreciation and amortization	1,455	1,444
Deferred rent	(335)	(1,005)
Deferred income taxes	44	22
Non-cash interest on notes receivable from partners	(62)	(112)
Distributions received from investment funds	1,900	963
Other	(4)	(4)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(227)	(1,016)
Prepaid expenses and other assets	(561)	(1,228)
Accounts payable and accrued expenses	80	209
Accrued compensation	3,003	(204)
Other liabilities	33	(169)
Interest payable on notes payable	235	156
Net cash provided by operating activities	19,947	14,379
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$(57)	$97
Acquisition of furniture, equipment and leasehold improvements	(73)	(144)
Earn-outs paid related to acquisitions completed before January 1, 2009	(703)	(390)
Acquisition of Ten-Sixty	(2,500)	0
Purchase of investments	—	(42)
Proceeds from sale of investments	—	139
Net cash used in investing activities	(3,333)	(340)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(462)	$(75)
Borrowings under revolving credit facility	7,000	—
Payments under revolving credit facility	(2,000)	—
Contributions from partners	165	—
Redemptions of partners’ interests	(451)	(222)
Repayments of notes payable	(704)	(499)
Payments on capital leases	(14)	(12)
Distributions to partners	(29,327)	(14,712)
Offering costs	(1,420)	—
Payments from partners on notes receivable	887	2,847
Purchase of Class B units from partners of Silvercrest L.P.	(35,365)	—
Sale and issuance of Silvercrest Asset Management Group Inc. Class A common stock	56,689	—
Net cash used in financing activities	(5,002)	(12,673)
Net decrease in cash and cash equivalents	11,612	1,366
Cash and cash equivalents, beginning of year	13,443	7,354
Cash and cash equivalents, end of year	$25,055	$8,720

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(continued)

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,067	$1,013
Interest	73	46
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued as capital contributions to Silvercrest L.P.	$455	$112
Accrual of partner incentive distributions	6,000	—
Issuance of notes for redemption of partnership interest	5,300	—
Issuance of notes payable for acquisition of Ten-Sixty	1,592	—
Issuance of notes payable for acquisition of MW Commodity Advisors, LLC	—	132
Recognition of deferred tax assets as a result of IPO	12,806	—
Recognition of tax receivable agreement liability	3,734	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the Three and Nine Months Ended September 30, 2013 and 2012

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

On March 11, 2004, SLP acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of The LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired the LLC interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets arising from these acquisitions.

Reorganization and Initial Public Offering

Pursuant to a reorganization agreement effective on June 26, 2013, Silvercrest became the sole general partner in Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 4,790,694 Class A units or approximately 43% of the economic interests of Silvercrest L.P.  Effective June 26, 2013, Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

On July 2, 2013, Silvercrest completed the initial public offering of 4,790,684 of its Class A common shares at $11.00 per share (the “IPO”). Silvercrest’s stock began trading on June 27, 2013 on NASDAQ under the symbol “SAMG”. The net proceeds from the IPO were $47,878, after payment of underwriting discounts and commissions of $3,324 and offering expenses paid by Silvercrest of $1,496.

On July 12, 2013, Silvercrest sold an additional 718,603 shares of its Class A common stock, at a public offering cost of $11.00 per share, pursuant to the exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its initial public offering.  The exercise of the over-allotment option resulted in gross proceeds of $7,905 and net proceeds, after expenses, of $7,391, after payment of underwriting discounts of $498 and offering expenses of $16.  Following consummation of this issuance of 718,603 shares of Class A Common Stock, Silvercrest had outstanding 5,509,297 shares of Class A Common Stock.

The accompanying Condensed Consolidated Statement of Financial Position as of December 31, 2012, the portion of operating results included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 that relates to the six months ended June 30, 2013, the portion of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 that relates to the six months ended June 30, 2013, the operating results included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012, and the activities related to the Condensed

Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 are those of SLP, the Company’s accounting predecessor.  The results of operations for the nine months ended September 30, 2013 represent the combination of SLP’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operation for the three months ended September 30, 2013.

In connection with the IPO and the reorganization of SLP, Silvercrest and SLP entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization and IPO transactions included, among others, the following:

•	GP LLC (SLP’s general partner prior to the reorganization) distributed all of its interests in SLP to its members on a pro rata basis in accordance with each member’s interest in GP LLC ;

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

•

A special distribution by SLP of $10,000 was made to its existing partners prior to the consummation of the IPO, of which $7,000 was funded by borrowings under a credit facility with City National Bank; this special distribution, which was paid in July 2013, was treated as an equity transaction;

•	A special bonus payment by SLP was made to non-principals of $754 which was paid in July 2013, and was recorded as compensation expense during the quarter ended June 30, 2013;

•	Partner incentive distributions earned for the six months ended June 30, 2013 were treated as equity transactions and were accrued in accrued compensation as of September 30, 2013; and

•

The purchase of 3,540,684 Class B units from partners of SLP at an offering price of $11.00 per unit, as adjusted for underwriting discounts and commissions of $2,457 and offering expenses of $1,126, resulted in net proceeds of $35,365 to the selling partners. The Class B units acquired by Silvercrest were converted into Class A units of SLP.

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

IPO and Use of Proceeds

The net proceeds from the IPO were $47,882. Silvercrest used a portion of the IPO net proceeds to purchase 3,540,684 Class B units of SLP from certain of its partners for $35,365.

The net proceeds from the underwriters’ exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its initial public offering were $7,391.

Silvercrest intends to use the remaining proceeds from the IPO and underwriters’ over-allotment option for general corporate purposes.

Earnings per share and unit

In connection with the reorganization of SLP and the IPO, SLP completed a unit distribution of 19.64 units for each unit outstanding as of the date of the consummation of the IPO.

Weighted average units outstanding for the three and nine months ended September 30, 2012 reflect the effect of the unit distribution as if it had occurred as of September 30, 2012.

The Company’s basic and diluted weighted shares outstanding used to determine basic and diluted earnings per share for the nine months ended September 30, 2013 were determined as follows:

Nine months ended September 30, 2013:

Basic weighted average shares/units outstanding:

Basic weighted average units outstanding for the six months ended June 30, 2013	6,909,208
Basic weighted average Class A shares outstanding for the three months ended September 30, 2013	1,807,478
Total shares/units for purposes of calculating basic net income per share/unit	8,716,686

Diluted weighted average shares/units outstanding:

Diluted weighted average units outstanding for the six months ended June 30, 2013 (1)	7,066,399
Diluted weighted average Class A shares outstanding for the three months ended September 30, 2013	1,807,478
Total shares/ units for purposes of calculating diluted net income per share/ unit	8,873,877

(1)	Includes 237,089 performance units which are conditionally issuable units that would be issuable if June 30, 2013 was the end of the contingency period.

Diluted weighted average units outstanding for the three and nine months ended September 30, 2012 includes 146,452 performance units which are conditionally issuable units that would be issuable if September 30, 2012 was the end of the contingency period.

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

The accompanying condensed consolidated financial statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC and Silvercrest Investors II LLC as of and for the three and nine months ended September 30, 2013. All intercompany transactions and balances have been eliminated.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds in which the general partner or equivalent is presumed to have control over the fund. The initial step in our determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (VIE). None of funds for which SLP is the general partner met the definition of a VIE during the three and nine months ended September 30, 2013 and 2012, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

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

As of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, all of the funds for which SLP was the general partner have substantive “kick-out” rights and therefore neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of September 30, 2013, Silvercrest holds approximately 46% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP.  The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues, expenses and other income reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, equity based compensation, accounting for income taxes, the useful lives of long-lived assets and other matters that affect the Condensed Consolidated Financial Statements and related disclosures.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2013 and December 31, 2012. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which consist of Level I and Level II securities. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2013 and 2012.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration is recorded as part of the purchase price when such contingent consideration is not based on continuing employment of the selling shareholders. Contingent consideration that is related to continuing employment is recorded as compensation expense. Payments made for contingent consideration recorded as part of an acquisition’s purchase price are reflected as financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

For acquisitions completed subsequent to January 1, 2009, the Company remeasures the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. Contingent consideration payments that exceed the acquisition date fair value of the contingent consideration are reflected as an operating activity in the Condensed Consolidated Statements of Cash Flows.

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

The Company has one reporting unit at September 30, 2013 and 2012. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2013 and 2012.

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

Partner Distributions

Partner incentive allocations, which are determined by the general partner, can be formula-based or discretionary. Prior to the reorganization and consummation of the IPO, incentive allocations are considered distributions of net income as stipulated by SLP’s Amended and Restated Limited Partnership Agreement in effect prior to the reorganization and were recognized in the period in which they were paid. Subsequent to the reorganization and consummation of the IPO, partner incentive allocations are treated as compensation expense and recognized in the period in which they are earned. In the event there is insufficient distributable cash flow to make incentive distributions, the general partner in its sole and absolute discretion may determine not to make any distributions called for under the partnership agreement. The remaining net income or loss after partner incentive allocations is generally allocated to unit holders based on their pro rata ownership.

Redeemable Partnership Units

Prior to the reorganization, redeemable partnership units in SLP consisted of units issued to our founders and those purchased by certain of our employees. These capital units entitled the holder to a share of the distributions of SLP. Units were subject to certain redemption features. Upon the termination of employment of the terminated employee, as defined, SLP had a right to call the units. In addition, the terminated employee had a right to put the units to SLP upon termination or death, provided the terminated employee had complied with certain restrictions, as described in the partnership agreement. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired upon the consummation of our IPO.

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

Class B Common Stock

Shares of the Company’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, the Company will issue the holder one share of its Class B common stock in exchange for the payment of its par value. Each share of the Company’s Class B common stock will be redeemed for its par value and cancelled by the Company if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP, the terms of the Silvercrest Asset Management Group Inc. 2012 Equity Incentive Plan, or the 2012 Equity Incentive Plan, or otherwise. The Company’s Class B stockholders will be entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B stockholders will not participate in any dividends declared by the Company’s board of directors. Upon the Company’s liquidation, dissolution or winding-up, or the sale of all, or substantially all, of its assets, Class B stockholders only will be entitled to receive the par value of the Company’s Class B common stock.

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

Equity-Based Compensation

Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that have the potential to be settled in cash at the election of the employee or prior to the reorganization related to redeemable partnership units are classified as liabilities (“Liability Awards”) and are adjusted to fair value at the end of each reporting period. Distributions associated with Liability Awards not expected to vest are accounted for as compensation expense in the Condensed Consolidated Statements of Operations.

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

In June 2013, the FASB issued ASU 2013-08, “Financials Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.”  The ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies.  The ASU also clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The ASU does not change the current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation.  The ASU is effective for the fiscal years and interim periods beginning after December 15, 2013.  This ASU is not expected to have a material effect on the Company’s results of operations or financial position.

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

The following table summarizes the allocation of the excess of the purchase price over the fair value of assets acquired and liabilities assumed which was allocated to goodwill and intangible assets.

Goodwill	$2,345
Customer relationships (10 years)	1,650
Non-compete agreements (5 years)	97
Total purchase consideration	$4,092

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Ten-Sixty into the Company. Furthermore, there are expected synergies with respect to compensation and benefits and general and administrative costs. All goodwill is expected to be deductible for tax purposes.

The pro forma information below represents consolidated results of operations as if the acquisition of Commodity Advisors occurred on January 1, 2012 and the acquisition of Ten-Sixty occurred on January 1, 2013 and January 1, 2012. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2013 and 2012, nor is it necessarily indicative of future results.

	Pro Forma Nine Months Ended September 30, 2013	Pro Forma Nine Months Ended September 30, 2012
Total Revenue	$43,122	$38,085
Net Income	$13,231	$14,234

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $84 and $1,968 as of September 30, 2013 and December 31, 2012, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2013 and 2012, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2008.

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

•

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

At September 30, 2013, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

The following table summarizes the classification of the Company’s financial assets that are recorded at fair value on a recurring basis in the fair value hierarchy as of December 31, 2012:

	Level I	Level II	Level III	Total
Assets
Cash equivalents – Money Market Funds	$1,020	$—	$—	$1,020

At September 30, 2013 and December 31, 2012, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$25,055	$25,055	$12,392	$12,392
Restricted Certificates of Deposit and Escrow	$1,078	$1,078	$1,020	$1,020	Level 1	(1)
Financial liabilities:
Notes Payable	$9,715	$9,715	$3,315	$3,315	Level 2	(2)

(1)

Restricted certificates of deposit and escrow consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.

(2)	The carrying value of notes payable approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2013 and December 31, 2012:

	2013	2012
Management and advisory fees receivable	$1,785	$1,815
Unbilled receivables	2,383	1,787
Other receivables	92	435
Receivables	4,260	4,037
Allowance for doubtful receivables	(330)	(362)
Receivables, net	$3,930	$3,675

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2013 and December 31, 2012:

	2013	2012
Leasehold improvements	$3,559	$3,557
Furniture and equipment	3,595	3,526
Artwork	341	338
Total cost	7,495	7,421
Accumulated depreciation and amortization	(5,660)	(5,360)
Furniture, equipment and leasehold improvements, net	$1,835	$2,061

Depreciation expense for the three and nine months ended September 30, 2013 and 2012 was $100, $299, $128 and $359, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of September 30, 2013 and December 31, 2012:

	2013	2012
Beginning
Gross balance	$33,306	$32,098
Accumulated impairment losses	(17,415)	(17,415)
Net balance	15,891	14,683
Purchase price adjustments from earnouts	—	1,061
Acquisition of Commodity Advisors	—	147
Acquisition of Ten-Sixty	2,345	—
Ending
Gross balance	35,651	33,306
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$18,236	$15,891

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of September 30, 2013 and December 31, 2012:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2013	$15,910	$1,566	$17,476
Acquisition of certain assets of Ten-Sixty	1,650	97	1,747
Balance, September 30, 2013	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2013	(4,238)	(875)	(5,113)
Amortization expense	(885)	(271)	(1,156)
Balance, September 30, 2013	(5,123)	(1,146)	(6,269)
Net book value	$12,437	$517	$12,954
Cost
Balance, January 1, 2012	$15,910	$1,566	$17,476
Balance, December 31, 2012	15,910	1,566	17,476
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2012	(3,144)	(522)	(3,666)
Amortization expense	(1,094)	(353)	(1,447)
Balance, December 31, 2012	(4,238)	(875)	(5,113)
Net book value	$11,672	$691	$12,363

As of September 30, 2013, amortization expense related to the intangible assets was $402 and $1,156 for the three and nine months ended September 30, 2013, respectively, and was $362 and $1,085 for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2013 (remainder of)	$367
2014	1,422
2015	1,291
2016	1,236
2017	1,135
Thereafter	7,503
Total	$12,954

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, SLP borrowed $7,000 on the revolving credit loan.  As of September 30, 2013, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of September 30, 2013, $5,000 of principal remains outstanding under the revolving credit loan.  Interest expense of $22 related to this borrowing is accrued as of September 30, 2013.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $70 and $72 for the three and nine months ended September 30, 2013, respectively.

Notes Payable

The following is a summary of notes payable:

	September 30, 2013
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$3,771
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	5,719
Interest payable		225
Total, September 30, 2013		$9,715

	December 31, 2012
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,397
Variable rate notes issued for redemption of partners’ interest (see Note 15)	Prime plus 1%	872
Interest payable		46
Total, December 31, 2012		$3,315

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on a multiple of the U.S. Prime Rate.

As of September 30, 2013, future principal amounts payable under the fixed and variable rate notes are as follows:

2013 (remainder of)	$1,340
2014	2,619
2015	2,314
2016	1,751
2017	1,466
Total	$9,490

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three and nine months ended September 30, 2013 and 2012 amounted to $893, $2,654, $962 and $2,717, respectively. The Company received sub-lease income from subtenants during the three and nine months ended September 30, 2013 and 2012 of $180, $653, $181 and $647, respectively. Therefore, for the three and nine months ended September 30, 2013 and 2012, net rent expense amounted to $713, $2,001, $781 and $2,070, respectively, and is included in general, administrative and other expenses in the Condensed Consolidated Statement of Operations.

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

Future minimum lease payments and rentals under lease agreements which expire through 2017 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2013	$919	$(148)	$771
2014	3,675	(394)	3,281
2015	3,632	(408)	3,224
2016	3,590	(408)	3,182
2017	2,780	(313)	2,467
Total	$14,596	$(1,671)	$12,925

In 2010, an escrow account was funded by a sub-tenant whose sub-lease with the Company commenced on January 1, 2011. Pursuant to the sub-lease, the tenant was required to deposit the first 16 months of rent into the escrow account totaling $452. The initial deposit was depleted as of April 2012, and additional deposits of $99 in June 2012 and $339 in December 2012 were made by the sub-tenant. This account has been recorded as restricted certificates of deposit and escrow on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2013, the remaining balance in the escrow account was $57.

The Company recorded a loss on this sub-lease in 2011 of $150 (on a net present value basis). The related unamortized liability that was established in January 2011 was $247 and was reduced by lease payments during 2011 of $85, during 2012 of $85 and during the nine months ended September 30, 2013 of $63, resulting in an ending balance at September 30, 2013 of $14. This liability is included in deferred rent on the Condensed Consolidated Statements of Financial Condition.

The Company has capital leases for certain office equipment. The principal balance of these leases was $19 and $33 as of September 30, 2013 and December 31, 2012, respectively.

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $703 and $390 were made during the nine months ended

September 30, 2013 and 2012, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition were accrued when the contingency was resolved. The total accrual for these payments for the three and nine months ended September 30, 2013 was $20 and $139, which were recorded as compensation expense in the Condensed Consolidated Statements of Operations.

11. STOCKHOLDERS’ EQUITY

Prior to the reorganization described in Note 1, Silvercrest was a private company. SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Prior to the reorganization, distributions were treated as equity transactions and recorded in the financial statements on the payment date. Partnership distributions totaled $1,427 and $1,533 for the three months ended September 30, 2013 and 2012, respectively, and $29,327 and $14,712 for the nine months ended September 30, 2013 and 2012, respectively. Distributions paid or accrued prior to June 30, 2013 are included in partners’ capital and excess of liabilities, redeemable partners’ capital and partners’ capital over assets, respectively, in the Condensed Consolidated Statements of Financial Condition.  Distributions accrued and paid subsequent to June 30, 2013 are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition as of September 30, 2013.

SLP distributed $10,000 to its existing partners prior to the consummation of the IPO.

Prior to the reorganization and pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations were treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended September 30, 2013 and 2012 was $0, and for the nine months ended September 30, 2013 and 2012 amounted to $12,104 and $8,775, respectively, and are included in non-controlling interests as of September 30, 2013 and in excess of liabilities, redeemable partners’ capital and partners’ capital over assets as of December 31, 2012 in the Condensed Consolidated Statements of Financial Condition. As part of the reorganization, partner incentive distributions for the six months ended June 30, 2013 were treated as an equity transaction and accrued and recorded in accrued compensation in the Condensed Consolidated Statements of Financial Condition as of September 30, 2013. Subsequent to the consummation of the IPO, Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended September 30, 2013, SLP accrued partner incentive allocations of $3,175.

The pre-IPO partners of SLP received Silvercrest shares in connection with the reorganization and IPO, as described below.

Silvercrest—Stockholders’ Equity

As described in Note 1, Silvercrest’s equity structure was modified in connection with the IPO-related reorganization.

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2013
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	5,509,297	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	6,461,764	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below

(1) Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.

(2) Each share of Class B common stock is entitled to one vote per share.

(3) Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 6,461,764 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 191,828 deferred equity units exercisable for Class B units of SLP, which represents the right to receive additional proportions of the distributions made by SLP. The 191,828 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

In connection with the reorganization and IPO described in Note 1, “Reorganization and Initial Public Offering”, Silvercrest issued the following shares on the date of the reorganization:

Class A Common Stock

Silvercrest issued 4,790,684 shares of Class A common stock in the IPO. Each Class B unit of SLP acquired by the Company with proceeds from the IPO immediately converted to a Class A unit. Class A units have the same rights as Class B units.  During July 2013, the Company issued 718,603 shares of Class A common stock pursuant to the underwriters’ exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its IPO.

Class B Common Stock

Silvercrest issued 6,459,316 shares of Class B common stock to employee-principals upon the Company’s reorganization.  Subsequent to the completion of the IPO, and through September 30, 2013, the Company issued 16,540 shares of Class B common stock to one of the partners of SLP and repurchased and cancelled 14,092 shares of Class B common stock of certain partners of SLP.  As a result, 6,461,764 shares of Class B common stock were outstanding as of September 30, 2013. The total amount of shares of Class B common stock outstanding and held by employee-principals equals the number of Class B units those individuals hold in SLP. Shares of Silvercrest’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, Silvercrest will issue to the holder one share of its Class B common stock in exchange for the payment of its par value, subject to the holder’s agreement to be bound by the terms of a stockholders’ agreement amongst the Class B stockholders of the Company. Each share of Silvercrest’s Class B common stock will be redeemed for its par value and cancelled by Silvercrest if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP, the terms of the 2012 Equity Incentive Plan of Silvercrest, or otherwise.

12. NOTES RECEIVABLE FROM PARTNERS

Partner contributions to SLP are made in cash, in the form of five or six year interest-bearing promissory notes and/or in the form of nine year interest-bearing limited recourse promissory notes. Limited recourse promissory notes were issued in January 2008, August 2009 and September 2009 with interest rates of 3.53%, 2.77% and 2.84%, respectively. The recourse limitation includes a stated percentage of the initial principal amount of the limited recourse note plus a stated percentage of the accreted principal amount as of the date upon which all amounts due are paid in full plus all costs and expenses required to be paid by the borrower and all amounts required to be paid pursuant to a pledge agreement associated with each note issued. Certain notes receivable are payable in annual installments and are collateralized by SLP’s units that are purchased with the note. Notes receivable from partners are reflected as a reduction of non-controlling interests in the Condensed Consolidated Statements of Financial Condition subsequent to the reorganization and IPO.

Notes receivable from partners are as follows:

	September 30, 2013	December 31, 2012
Beginning balance	$3,410	$6,024
Repayment of notes	(887)	(2,864)
Interest accrued and capitalized on notes receivable	62	138
New notes receivable issued to partners	455	112
Ending balance	$3,040	$3,410

Full recourse and limited recourse notes receivable from partners as of September 30, 2013 and December 31, 2012 are $1,661 and $1,953 and $1,379 and $1,457, respectively. There is no allowance for credit losses on notes receivable from partners as of September 30, 2013 and December 31, 2012.

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

The Company also provides services to the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation), Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation), Silvercrest Capital Appreciation Fund LLC (currently in liquidation), Silvercrest International Equity Fund, L.P., Silvercrest Municipal Special Situations Fund LLC, Silvercrest Municipal Special Situations Fund II LLC, Silvercrest Select Growth Equity Fund, L.P., Silvercrest Global Partners, L.P., Silvercrest Small Cap, L.P. Silvercrest Special Situations, L.P., and Silvercrest Commodity Strategies Fund, LP which operate and invest separately as stand- alone funds.

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the three and nine months ended September 30, 2013 and 2012, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statement of Operations, of $2,211, $6,690, $2,058 and $6,293, respectively, and performance fees and allocations of $14, $17, $34 and $50, respectively. As of September 30, 2013 and December 31, 2012, the Company was owed $1,594 and $1,622, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three and nine months ended September 30, 2013 and 2012, the Company earned advisory fees of $126, $331, $112 and $326, respectively, from assets managed on behalf of certain of its partners. As of September 30, 2013 and December 31, 2012, the Company is owed approximately $22 and $17, respectively, from certain of its partners, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2013, the Company had net deferred tax assets of $12,324, which is recorded as a non-current deferred tax asset of $12,538 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, and a non-current deferred tax liability of $97 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $117 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2013, $115 of the net deferred tax liabilities relate to non-controlling interests.  These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Position, respectively.

As of December 31, 2012, the Company had net deferred tax liabilities of $(131), which is recorded as a non-current deferred tax liability of $(4) (specific to SLP which consists primarily of assets for deferred rent expense and equity-based compensation offset by a liability for the excess of book over tax basis of intangible assets) and a non-current deferred tax liability of $(127) related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities in the Consolidated Statement of Financial Condition, respectively.

The current tax expense was $546 and $295 for the three months ended September 30, 2013 and 2012, respectively. Of the amount for the three months ended September 30, 2013, $277 relates to Silvercrest’s corporate tax expense, $267 relates to SLP’s UBT liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense (benefit) for the three months ended September 30, 2013 and 2012, was $277 and $(5), respectively. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2013 and 2012 is $823 and $290, respectively.

The current tax expense was $1,138 and $810 for the nine months ended September 30, 2013 and 2012, respectively. The deferred tax expense (benefit) for the nine months ended September 30, 2013 and 2012 was $351 and $(8), respectively, which when combined with current tax expense, resulted in an income tax provision for the nine months ended September 30, 2013 and 2012 of $1,489 and $802, respectively. The current expense increased from the comparable period for 2012 mainly due to corporate taxes at Silvercrest, which did not previously exist and increased profitability during 2013. The deferred expense difference is attributable primarily to the movement in deferred tax accounts with respect to various intangible assets between 2012 and 2013.

Of the total current tax expense for the three months ended September 30, 2013, $145 relates to non-controlling interests.  Of the deferred tax expense (benefit) for the three months ended September 30, 2013, $5 relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2013 related to non-controlling interests is $150.    With respect to the nine months ended September 30, 2013, the current tax expense related to non-controlling interests was $739, the deferred tax expense related to non-controlling interests was $78, and the total tax provision related to non-controlling interests was $817.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2013, the Company’s U.S. federal income tax returns for the years 2010 through 2012 are open under the normal three-year statute of limitations and therefore subject to examination.

The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months

15. REDEEMABLE PARTNERSHIP UNITS

Before the reorganization and consummation of our IPO, upon the termination of employment, SLP had a right to call the terminated employee’s partnership units. In addition, the terminated employee also had a right to put the partnership units back to SLP upon termination or death, provided the terminated employee had complied with certain restrictions as described in SLP’s partnership agreement. With respect to the two founders of SLP, their estate, heirs or other permitted related parties could not require SLP to redeem their units prior to April 1, 2013. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired upon the consummation of the Company’s reorganization. The redemption value per share was based on a multiple of historical EBITDA, pursuant to SLP’s partnership agreement. Once units were called or put back to SLP, the redemption resulted in the issuance of a promissory note by SLP which was typically paid in installments over four years. SLP had redeemable partners’ capital of $102,017 as of December 31, 2012, which represented the amount of partners’ capital subject to both put and call rights.

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

Each grant includes a deferred equity unit (“Deferred Equity Unit”) and performance unit (“Performance Unit”) subject to various terms including terms of forfeiture and acceleration of vesting.  The Deferred Equity Unit represents the unsecured right to receive one unit of SLP or the equivalent cash value of up to 50% (or such other percentage as may be determined by the Company’s Executive Committee) of SLP’s units issuable upon the vesting of any such Deferred Equity Units and the remaining 50% in units upon the vesting of any such Deferred Equity Units. Such cash amount is to be calculated using the equivalent share price of the Silvercrest’s Class A Common Stock as of the applicable vesting date. The Performance Unit represents the unsecured right to receive one unit of SLP for every two units of SLP issuable upon the vesting of any such Deferred Equity Units.

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

Distributions related to Deferred Equity Units that are paid to partners are charged to non-controlling interests after the consummation of our IPO and excess of liabilities, redeemable partners’ capital and partners’ capital over assets prior to our IPO. Distributions related to the unvested portion of Deferred Equity Units that are assumed to be forfeited are recognized as compensation expense because these distributions are not required to be returned by partners to SLP upon forfeiture.

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

Prior to our IPO, all Deferred Equity Units were considered to be liability awards and were adjusted to fair value at the end of each reporting period. After the consummation of our IPO, only the portion of Deferred Equity Units that can be settled in cash are considered to be liability awards and are adjusted to fair value at the end of each reporting period.

For the three months ended September 30, 2013 and 2012, the Company recorded compensation expense related to such units of $431 and $444, respectively, of which $51 and $69, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  For the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense related to such units of $1,468 and $1,251, respectively, of which $189 and $170, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $2, $7, $13 and $21 for the three and nine months ended September 30, 2013 and 2012, respectively, and are part of total compensation expense for the three and nine months then ended. During the nine months ended September 30, 2013 and 2012, $261 and $63, respectively, of vested Deferred Equity Units were settled in cash. As of September 30, 2013 and December 31, 2012, there was $1,602 and $1,428, respectively, of estimated unrecognized compensation expense related to unvested awards. As of September 30, 2013 and December 31, 2012, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.41 and 2.16 years. The unit and per unit amounts below have been converted in connection with the reorganization of SLP, whereby, SLP completed a unit distribution of 19.64 units for each unit outstanding (excluding deferred equity units) as of the date of the consummation of the IPO.

A summary of these equity grants by the Company as of September 30, 2013 and 2012 during the periods then ended is presented below:

	Deferred Equity Units		Performance Units
	Units	Fair Value per unit	Units	Fair Value per unit
Balance at January 1, 2013	329,757	$10.47	257,787	$3.27
Granted	—		—
Vested	(133,863)	$(12.00)	—
Forfeited	(4,066)	$(12.00)	(13,121)	$(3.75)
Balance at September 30, 2013	191,828	$12.00-$13.63	244,666	$3.75

Balance at January 1, 2012	439,067	$8.00	250,716	$3.07
Granted	19,642	$12.84	9,821	$4.70
Vested	(128,953)	$(12.84)	—
Forfeited	—		(2,750)	$(4.70)
Balance at September 30, 2012	329,757	$12.84	257,787	$4.70

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2013, 1,670,960 shares are available as a result of the issuance of 16,540 shares of Class B shares of common stock by Silvercrest to one of the partners of SLP during the three months ended September 30, 2013.  The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP.  (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of our Company).

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

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three and nine months ended September 30, 2013 and 2012, Silvercrest made matching contributions of $11, $44, $11 and $47, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three and nine months ended September 30, 2013 and 2012, the Company utilized “soft dollar” credits of $248, $744 and $223 and $669, respectively.

****

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a premier, full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and endowments, foundations and other institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three and nine months ended September 30, 2013, our assets under management grew 5.0% and 30.4%, respectively, from $13.9 billion to $14.6 billion and from $11.2 billion to $14.6 billion, respectively. During the three and nine months ended September 30, 2012, our assets under management grew by  4.7% and 10.9%, respectively, from $10.7 billion to $11.2 billion and from $10.1 billion to $11.2 billion, respectively.

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. Following the completion of our reorganization, as the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of our limited partners’ collective 54.0% partnership interest in Silvercrest L.P. as of September 30, 2013 are reflected in Non-controlling interests in our consolidated financial statements. As a result of the reorganization being completed at the end of the second quarter, the accompanying Condensed Consolidated Statement of Financial Position as of December 31, 2012, the results of operations and cash flows for the six months ended June 30, 2013, and the Statements of Operations for the three and nine months ended September 30, 2012, are those of Silvercrest L.P. Beginning with the third quarter ending September 30, 2013 our net income, after amounts attributable to non-controlling interests, represents 46.0% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2013	2012	2013	2012
Revenue	$14,737	$12,759	$42,894	$37,546
Income before other income (expense), net	$3,187	$4,938	$14,785	$14,917
Net income	$2,249	$4,658	$13,179	$14,066
Net income attributable to Silvercrest	$734	$—	$11,664	$—
Adjusted EBITDA (1)	$4,286	$3,792	$12,816	$10,568
Adjusted EBITDA margin (2)	29.1%	29.7%	29.9%	28.2%
Assets under management at period end (billions)	$14.6	$11.2	$14.6	$11.2
Average assets under management (billions) (3)	$14.3	$11.0	$12.9	$10.7

(1)

EBITDA, a non-GAAP measure of earnings, represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to items including but not limited to professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, losses on disposals or abandonment of assets and leaseholds, severance and other similar expenses, but including partner incentive allocations as an expense.  We use this non-GAAP financial measure to assess the strength of our business.  These adjustments and the non-GAAP financial measures that are derived from them provide supplemental information to analyze our business from period to period.  Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for financial measures in accordance with GAAP.

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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2013	2012	2013	2012
AUM in Discretionary Managed Accounts ($)	$8.2	$7.0	$8.2	$7.0
Average AUM For Discretionary Managed Accounts	$7.9	$6.9	$7.5	$6.5
Discretionary Managed Accounts Revenue ($) (in millions)	$11.4	$9.5	$32.6	$27.6
Percentage of management and advisory fees revenue (%)	84%	83%	83%	81%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2013	2012	2013	2012
AUM in Private Funds ($)	$1.0	$1.1	$1.0	$1.1
Average AUM For Private Funds	$1.0	$1.0	$1.0	$0.9
Private Funds Revenue ($) (in millions)	$2.2	$2.0	$6.7	$6.3
Percentage of management and advisory fees revenue (%)	16%	17%	17%	19%

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

Average management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.41% and 0.46% for the three months ended September 30, 2013 and 2012, respectively, and was 0.44% and 0.47% for the nine months ended September 30, 2013 and 2012, respectively. The decreases in our total average management fee rates are primarily the result of the addition of approximately $1.9 billion of non-discretionary assets under management related to the Ten-Sixty Asset Management, LLC acquisition in March 2013 without a corresponding increase in management fees. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the three and nine months ended September 30, 2013 and 2012. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

•	the level of management fees from funds that utilize sub-advisors will affect the amount of sub- advisory fees.

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

The components of our compensation expenses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cash compensation and benefits	$7,956	$4,364	$18,293	$13,137
Distributions on liability awards (1)	2	7	13	21
Non-cash equity-based compensation expense	430	444	1,207	1,257
Total compensation expense	$8,388	$4,815	$19,513	$14,415

(1)

Cash distributions on the portion of unvested deferred equity units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

On February 29, 2012, February 28, 2011 and February 24, 2010, Silvercrest L.P. and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of Silvercrest L.P. and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. As a result of the reorganization of Silvercrest L.P. and the initial public offering, each 100 deferred equity units represent the unsecured right to receive 100 Class B units of Silvercrest L.P., subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from Silvercrest L.P. as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or a mixture of the equivalent cash value of some of the units and units, but in no event may the holder receive more than 50% of the aggregate value in cash. To the extent that holders elect to receive up to 50% of the aggregate value in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense will be recognized on the February 29, 2012, February 28, 2011 and February 24, 2010 deferred equity unit and performance unit awards through February 29, 2016, February 28, 2015 and February 24, 2014, respectively.

Each performance unit represents the right to receive one Class B unit of Silvercrest L.P. for each two units of Silvercrest L.P. issued upon vesting of the deferred equity units awarded to the employee, in each case subject to the achievement of defined performance goals. Although performance units will only vest upon the achievement of the performance goals, they are expensed over the same vesting period as the deferred equity units with which they are associated because there is an explicit service period.

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

Non-Controlling Interests

After our reorganization, we became the general partner of SLP and control its business and affairs and, therefore, consolidate its financial results with ours. In light of our limited partners’ 54.0% interest in SLP as a result of the consummation of the reorganization and our initial public offering, we reflect their partnership interests as non-controlling interests in our Consolidated Financial Statements.

Provision for Income Tax

While Silvercrest L.P. has historically not been subject to U.S. federal and certain state income taxes, it has been subject to the New York City Unincorporated Business Tax. As a result of our reorganization, we became subject to taxes applicable to C-corporations. We expect our effective tax rate, and the absolute dollar amount of our tax expense, to increase as a result of this reorganization offset by the benefits of the tax receivable agreement entered into by our Class B stockholders.

Acquisition

On March 28, 2013, we acquired certain assets of Ten-Sixty Asset Management, LLC. Ten-Sixty Asset Management, LLC is a registered investment adviser that advises on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition expands our hedge fund due diligence capabilities and continues the growth of our institutional business. Under the terms of the asset purchase agreement, we paid cash consideration at closing of $2.5 million and issued a promissory note to Ten-Sixty Asset Management, LLC for $1.5 million subject to adjustment. The aggregate principal amount of the promissory note is payable in two initial installments of $0.2 million each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $0.1 million each. The principal amount outstanding under this note bears interest at the rate of five percent per annum. The principal amount outstanding under this note was $1,374 as of September 30, 2013.

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2013 and 2012 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Management and advisory fees	$13,516	$11,542	$1,974	17.1%
Performance fees and allocations	14	34	(20)	-58.8%
Family office services	1,207	1,183	24	2.0%
Total revenue	$14,737	$12,759	$1,978	15.5%

	For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Management and advisory fees	$39,245	$33,870	$5,375	15.9%
Performance fees and allocations	17	50	(33)	-66.0%
Family office services	3,632	3,626	6	0.2%
Total revenue	$42,894	$37,546	$5,348	14.2%

The growth in our assets under management during the three and nine months ended September 30, 2013 and 2012 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of June 30, 2012	$7.6	$3.1	$10.7
Gross client additions	1.4	0.1	1.5
Gross client withdrawals	(1.2)	(0.1)	(1.3)
Market depreciation	0.3	0.0	0.3
As of September 30, 2012	$8.1	$3.1	$11.2	(1)
As of June 30, 2013	$8.6	$5.3	$13.9
Gross client additions	0.7	0.1	0.8
Gross client withdrawals	(0.5)	(0.1)	(0.6)
Market appreciation	0.4	0.1	0.5
As of September 30, 2013	$9.2	$5.4	$14.6	(1)
As of December 31, 2011	$7.0	$3.1	$10.1
Gross client inflows	4.5	0.4	4.9
Gross client outflows	(3.9)	(0.4)	(4.3)
Market appreciation	0.5	0.0	0.5
As of September 30, 2012	$8.1	$3.1	$11.2	(1)
As of December 31, 2012	$8.0	$3.1	$11.2
Gross client inflows	2.8	2.2	5.0
Gross client outflows	(2.6)	(0.4)	(3.1)
Market appreciation	1.0	0.5	1.5
As of September 30, 2013	$9.2	$5.4	$14.6	(1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance of each of our principal equity strategies relative to their appropriate benchmarks:

PROPRIETARY EQUITY PERFORMANCE1, 2

as of 9/30/13

		Annualized performance
	Inception	1-year	3-year	5-year	7-year	Inception
Large Cap Value Composite	4/1/02	23.6	16.0	10.0	6.7	7.5
Russell 1000 Value Index		22.3	16.3	8.9	4.2	6.2
Small Cap Value Composite	4/1/02	31.6	20.8	14.6	12.3	11.4
Russell 2000 Value Index		27.0	16.6	9.1	5.4	8.2
Smid Cap Value Composite	10/1/05	26.4	18.3	10.6	9.2	9.2
Russell 2500 Value Index		27.6	17.1	11.1	6.4	7.0
Multi Cap Value Composite	7/1/02	24.4	17.9	12.3	8.7	8.9
Russell 3000 Value Index		22.7	16.3	8.9	4.3	7.3
Equity Income Composite	12/1/03	24.3	18.2	11.9	9.7	11.5
Russell 3000 Value Index		22.7	16.3	8.9	4.3	7.4
Focused Value Composite	9/1/04	28.3	16.7	12.5	9.0	10.5
Russell 3000 Value Index		22.7	16.3	8.9	4.3	6.9

[1]

Returns are based upon a time weighted rate of return of various fully discretionary equity portfolios with similar investment objectives, strategies and policies and other relevant criteria managed by Silvercrest Asset Management Group LLC (“SAMG LLC”), a subsidiary of Silvercrest. Performance results are gross of fees and net of commission charges. An investor’s actual return will be reduced by the advisory fees and any other expenses it may incur in the management of the investment advisory account. SAMG LLC’s standard advisory fees are described in Part 2 of its Form ADV. Actual fees and expenses will vary depending on a variety of factors, including the size of a particular account. Returns greater than one year are shown as annualized compounded returns and include gains and accrued income and reinvestment of distributions. Past performance is no guarantee of future results. This piece contains no recommendations to buy or sell securities or a solicitation of an offer to buy or sell securities or investment services or adopt any investment position. This piece is not intended to constitute investment advice and is based upon conditions in place during the period noted. Market and economic views are subject to change without notice and may be untimely when presented here. Readers are advised not to infer or assume that any securities, sectors or markets described were or will be profitable. SAMG LLC is an independent investment advisory and financial services firm created to meet the investment and administrative needs of individuals with substantial assets and select institutional investors. SAMG LLC claims compliance with the Global Investment Performance Standards (GIPS®).

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

The following chart summarizes the performance of each of our principal fixed income strategies relative to their appropriate benchmarks:

MODEL PORTFOLIO PERFORMANCE 1

as of 9/30/2013

		Annualized Performance
	Inception	1-year	3-year	5-year	7-year	Inception
Income Portfolio	5/1/03	10.0	7.6	7.4	5.9	6.7
U.S. Stock/Bond Mix (40/60)[2]		6.6	8.3	8.5	6.2	6.7
Balanced Portfolio	5/1/03	13.2	9.3	8.4	6.4	7.8
U.S. Stock/Bond Mix (60/40)[2]		10.8	10.9	9.5	6.4	7.5
Growth Portfolio	5/1/03	19.2	12.8	10.5	7.0	9.1
U.S. Stock/Bond Mix (85/15)[2]		16.1	14.3	10.1	6.1	8.1
Barclays Aggregate[3]		(1.7)	2.9	5.4	5.1	4.6
S&P 500		19.3	16.3	10.0	5.6	8.2

[1]

Returns are based upon a time weighted rate of return of various fully discretionary fixed income portfolios with similar investment objectives, strategies and policies and other relevant criteria managed by SAMG LLC, a subsidiary of Silvercrest. Performance results are gross of fees and net of commission charges. An investor’s actual return will be reduced by the advisory fees and any other expenses it may incur in the management of the investment advisory account. SAMG LLC’s standard advisory fees are described in Part 2 of its Form ADV. Actual fees and expenses will vary depending on a variety of factors, including the size of a particular account. Returns greater than one year are shown as annualized compounded returns and include gains and accrued income and reinvestment of distributions. Past performance is no guarantee of future results. This piece contains no recommendations to buy or sell securities or a solicitation of an offer to buy or sell securities or investment services or adopt any investment position. This piece is not intended to constitute investment advice and is based upon conditions in place during the period noted. Market and economic views are subject to change without notice and may be untimely when presented here. Readers are advised not to infer or assume that any securities, sectors or markets described were or will be profitable. SAMG LLC is an independent investment advisory and financial services firm created to meet the investment and administrative needs of individuals with substantial assets and select institutional investors. SAMG LLC claims compliance with the Global Investment Performance Standards (GIPS®).

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

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Our total revenue increased by $1.9 million, or 15.5%, to $14.7 million for the three months ended September 30, 2013, from $12.8 million for the three months ended September 30, 2012. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $3.4 billion, or 30.4%, to $14.6 billion at September 30, 2013 from $11.2 billion at September 30, 2012. Compared to the three months ended September 30, 2012, there was a decrease in client outflows of $0.7 billion, and an increase in market appreciation of $0.2 billion, which was partially offset by a decrease in client inflows of $0.7 billion.

For the three months ended September 30, 2013, assets under management increased by $0.7 billion, or 5.0%, to $14.6 billion at September 30, 2013 from $13.9 billion at June 30, 2013. Our market appreciation during the three months ended September 30, 2013 constituted a 3.6% rate of increase in our total assets under management compared to June 30, 2013. Our growth in assets under management for the three months ended September 30, 2013 was attributable to an increase of $0.6 billion and $0.1 billion in discretionary and non-discretionary assets under management, respectively, primarily related to increases in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended September 30, 2013 compared to the prior year. Sub-advised fund management revenue increased by $0.1 million to $0.4 million for the three months ended September 30, 2013 from $0.3 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition. Proprietary fund management revenue increased by $0.1 million to $1.8 million for the three months ended September 30, 2013 from $1.7 million for the same period in the prior year. This increase in proprietary fund management revenue was primarily attributable to market appreciation. With respect to our discretionary assets under management, equity assets experienced growth of 9.4% during the three months ended September 30, 2013, and fixed income assets increased by 2.0% during the same period. For the three months ended September 30, 2013, most of our growth came from our small cap value, focused value and multi cap value strategies with composite returns of 9.9%, 9.0% and 6.9%, respectively. As of September 30, 2013, the composition of our assets under management was 63% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 37% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Our total revenue increased by $5.3 million, or 14.2%, to $42.9 million for the nine months ended September 30, 2013, from $37.6 million for the nine months ended September 30, 2012. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $3.4 billion, or 30.4%, to $14.6 billion at September 30, 2013 from $11.2 billion at September 30, 2012. Compared to the nine months ended September 30, 2012, there was an increase of $0.1 billion of client inflows, a decrease of $1.2 billion in client outflows, and an increase of $1.0 billion in market appreciation.

For the nine months ended September 30, 2013, assets under management increased by $3.4 billion, or 30.4%, to $14.6 billion at September 30, 2013 from $11.2 billion at December 31, 2012. Our market appreciation during the nine months ended September 30, 2013 constituted a 13.4% rate of increase in our total assets under management compared to December 31, 2012. Our growth in assets under management for the nine months ended September 30, 2013 was attributable to an increase of $1.2 billion and $2.3 billion in discretionary and non-discretionary assets under management, respectively, primarily related to the Ten-Sixty Asset Management, LLC acquisition. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the nine months ended September 30, 2013 compared to the prior year. Sub-advised fund management revenue increased by $0.3 million to $1.2 million for the nine months ended September 30, 2013 from $0.9 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition. Proprietary fund management revenue remained flat for the nine months ended September 30, 2013 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 25.7% during the nine months ended September 30, 2013, while fixed income assets decreased by 1.7% during the same period. For the nine months ended September 30, 2013, most of our growth came from our small cap value, focused value and equity income strategies with composite returns of 27.1%, 27.0% and 22.7%, respectively. As of September 30, 2013, the composition of our assets under management was 63% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 37% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Expenses

Our expenses for the three and nine months ended September 30, 2013 and 2012 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Compensation and benefits	$8,388	$4,815	$3,573	74.2%
General, administrative and other	3,162	3,006	156	5.2%
Total expenses	$11,550	$7,821	$3,729	47.7%

	For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Compensation and benefits	$19,513	$14,415	$5,098	35.4%
General, administrative and other	8,596	8,214	382	4.7%
Total expenses	$28,109	$22,629	$5,480	24.2%

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses— Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2013 and 2012. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses.

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Total expenses increased by $3.7 million, or 47.7%, to $11.5 million for the three months ended September 30, 2013 from $7.8 million for the three months ended September 30, 2012. This increase was primarily attributable to increases in compensation and benefits expense and general and administrative expenses of $3.6 million and $0.1 million, respectively.

Compensation and benefits expense increased by $3.6 million, or 74.2%, to $8.4 million for the three months ended September 30, 2013 from $4.8 million for the three months ended September 30, 2012. The increase was primarily attributable to an increase in the accrual for bonuses of $3.2 million as a result of the recognition of partner incentive payments as compensation expense, and an increase in salaries and benefits expense of $0.3 million and $0.1 million, respectively, as a result of both merit increases and increased headcount.

General and administrative expenses increased by $0.2 million, or 5.2%, to $3.2 million for the three months ended September 30, 2013 from $3.0 million for the three months ended September 30, 2012. This increase was primarily due to an increase in investor relation costs of $0.1, an increase in recruiting costs of $0.1 and an increase in client promotion costs of $0.1. Partially offsetting this increase was a reduction in sub-advisory fees of $0.1 million as a result of the Ten-Sixty Asset Management, LLC acquisition.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Total expenses increased by $5.5 million, or 24.2%, to $28.1 million for the nine months ended September 30, 2013 from $22.6 million for the nine months ended September 30, 2012. This increase was primarily attributable to increases in compensation and benefits expense and general and administrative expenses of $5.1 million and $0.4 million, respectively.

Compensation and benefits expense increased by $5.1 million, or 35.4%, to $19.5 million for the nine months ended September 30, 2013 from $14.4 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in the accrual for bonuses of $3.2 million as a result of the recognition of partner incentive payments as compensation expense, special non-principal bonuses of $0.8 million that were paid in July upon consummation of our initial public offering, an increase in salaries and benefits expense of $0.6 million and $0.2 million, respectively, as a result of both merit increases and increased headcount, and increased equity-based compensation expense of $0.3 million primarily due to an increase in the fair value of the deferred equity units.

General and administrative expenses increased by $0.4 million, or 4.7%, to $8.6 million for the nine months ended September 30, 2013 from $8.2 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in occupancy expense of $0.6 million because in 2012, after reoccupying space at our headquarters, we reversed a lease abandonment liability that was originally recorded in 2009, which had the effect of reducing occupancy expense in 2012, an increase in investor relation costs of $0.1 million, an increase in recruiting costs of $0.1 million and an increase in client promotion costs of $0.1 million, Partially offsetting this increase was a reduction in professional fees of $0.4 million as a result of incurring fees for services rendered in the prior year in connection with a planned initial public offering that was withdrawn in 2012 and acquisition transactions. Furthermore, our sub-advisory fees decreased by $0.1 million as a result of the Ten-Sixty Asset Management, LLC acquisition.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Other income (expense), net	$29	$29	$—	0.0%
Interest income	36	34	2	5.9%
Interest expense	(180)	(53)	(127)	-239.6%
Total other income (expense), net	$(115)	$10	$(125)	-1,250.0%

	For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Other income (expense), net	$86	$90	$(4)	-4.4%
Interest income	85	120	(35)	-29.2%
Interest expense	(288)	(259)	(29)	-11.2%
Total other income (expense), net	$(117)	$(49)	$(68)	-138.8%

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

Other income (expense), net decreased by $125 thousand to $115 thousand of other expense for the three months ended September 30, 2013 from $10 thousand of other income for the three months ended September 30, 2012 primarily due to an increase in interest expense related to borrowings under our credit facility, the issuance of a note in 2013 related to the Ten-Sixty acquisition, and notes issued to two former partners in conjunction with their share redemptions prior to our initial public offering.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Other income (expense), net increased by $68 thousand to $117 thousand for the nine months ended September 30, 2013 from $49 thousand for the nine months ended September 30, 2012 primarily due to a $127 thousand increase in interest expense related to borrowings under our credit facility, the issuance of a note in 2013 related to the Ten-Sixty acquisition, and notes issued to two former partners in conjunction with their share redemptions prior to our initial public offering.  Partly offsetting these increases were reductions in interest expense of $98 thousand primarily as a result of a write-off of prepaid interest expense in 2012 related to the reversal of a lease abandonment liability, in addition to principal payments made in 2013 on a note issued as part of the Milbank acquisition.

Provision for Income Taxes

Three Months Ended September 30, 2013 versus Three Months Ended September 30, 2012

The provision for income taxes was $0.8 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively. The change was a result of both the recognition of corporate income tax expense related to our initial public offering and a projected increase in taxable income. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2013 and 2012 was 26.8% and 5.9%, respectively.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

The provision for income taxes was $1.5 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. The change was a result of both the recognition of corporate income tax expense related to our initial public offering and a projected increase in taxable income. Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2013 and 2012 was 10.2% and 5.4%, respectively.

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

•

EBITDA represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations as an expense.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of non-GAAP financial measure:
Net income	$2,249	$4,658	$13,179	$14,066
Provision for income taxes	823	290	1,489	802
Interest expense	180	53	288	259
Interest income	(36)	(34)	(85)	(120)
Partner/member incentive allocations (A)	—	(2,524)	(6,000)	(6,972)
Depreciation and amortization	501	490	1,455	1,444
Equity-based compensation	433	444	1,469	1,251
Other adjustments (B)	136	415	1,021	(162)
Adjusted EBITDA	$4,286	$3,792	$12,816	$10,568
Adjusted EBITDA Margin	29.1%	29.7%	29.9%	28.2%

Adjusted Net Income and Adjusted Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation of non-GAAP financial measure:
Net income	$2,249	$4,658	$13,179	$14,066
GAAP Provision for income taxes	823	290	1,489	802
Partner/member incentive allocations (A)	—	(2,524)	(6,000)	(6,972)
Other adjustments (B)	136	415	1,021	(162)
Adjusted earnings before provision for income taxes	$3,208	$2,839	$9,689	$7,734
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,283)	(1,136)	(3,876)	(3,094)
Adjusted net income	$1,925	$1,703	$5,813	$4,640
Adjusted earnings per share/unit:
Basic	$0.16	$0.16	$0.49	$0.44
Diluted	$0.16	$0.16	$0.47	$0.43
Shares outstanding:
Basic Class A shares outstanding	5,509	—	5,509	—
Basic Class B shares/units outstanding	6,462	10,547	6,462	10,544
Total basic shares/units outstanding	11,971	10,547	11,971	10,544
Diluted Class A shares outstanding	5,509	—	5,509	—
Diluted Class B shares/units outstanding (C)	6,891	10,694	6,891	10,691
Total basic shares/units outstanding	12,400	10,694	12,400	10,691

(A)

Partner/member incentive allocations have historically been treated as distributions of net income and recorded when paid. Upon the completion of our reorganization and initial public offering, we account for partner incentive payments as an expense in our Statement of Operations and have reflected the related adjustments in our historical financial information. Accordingly, this has the effect of increasing compensation expense relative to the amounts that have been recorded historically in our financial statements.

(B)	Other adjustments consist of the following:

Loss on sub-lease (a)	$(21)	$(21)	$(63)	$(63)
Lease abandonment (reversal) (b)	—	—	—	(662)
Fund redemption costs (c)	—	—	—	9
Initial public offering professional fees (d)	43	263	23	366
Initial public offering-related non-principal bonuses	—	—	754	—
Acquisition costs (e)	16	21	90	36
Other (f)	98	152	217	152
Total other adjustments	$136	$415	$1,021	$(162)

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

(d)	Represents professional fees incurred in conjunction with the preparation and reporting related to our initial public offering.

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

(f)

Represents the accrual of Quarterly Income Payments, as defined in the MW Commodity Advisors, LLC purchase agreement and other one-time costs related to client promotion and the relocation of a partner of SLP.

(C)

Includes 191,828 unvested deferred equity units as of September 30, 2013. Also, 237,089 and 146,452 performance units which are conditionally issuable units that would be issuable if September 30, 2013 and 2012, respectively, was the end of the contingency period are included.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, Silvercrest L.P. borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. Such distribution is not indicative of the amount of any future distributions. As of September 30, 2013, $5.0 million remained outstanding on the revolving credit facility.  As of September 30, 2013, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The new credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of September 30, 2013.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2013 and December 31, 2012.

	As of
(in thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$25,055	$13,443
Accounts receivable	$3,930	$3,675
Due from Silvercrest Funds	$1,594	$1,622

We anticipate that distributions to the limited partners of Silvercrest L.P. will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We currently intend to declare quarterly cash dividends to our Class A stockholders beginning in the fourth quarter of 2013. We are a holding company and have no material assets other than our ownership of interests in Silvercrest L.P. As a result, we will depend upon distributions from Silvercrest L.P. to pay any dividends to our Class A stockholders. We expect to cause Silvercrest L.P. to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or our subsidiaries are prevented from making a distribution to us under the terms of our new credit facility or any future financing. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Our purchase of Class B units in Silvercrest L.P. that occurred concurrently with the consummation of our initial public offering, and the future exchanges of Class B units of Silvercrest L.P., are expected to result in increases in our share of the tax basis of the tangible and intangible assets of Silvercrest L.P. at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of tax that we would otherwise be required to pay in the future. We entered into a tax receivable agreement with the current principals of Silvercrest L.P. and any future employee-holders of Class B units pursuant to which we agreed to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments thereunder. The timing of these payments is currently unknown. The payments to be made pursuant to the tax receivable agreement will be a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Silvercrest L.P.

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

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2013 and 2012. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$19,947	$14,379
Net cash used in investing activities	$(3,333)	$(340)
Net cash used in financing activities	$(5,002)	$(12,673)
Net change in cash	$11,612	$1,366

Operating Activities

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Operating activities provided $19.9 million and $14.4 million for the nine months ended September 30, 2013 and 2012, respectively. This difference is partially the result of increased distributions from investment funds of $0.9 million for the same period. Our working capital increased due to an increase in collections of receivables and fees due from Silvercrest Funds of $0.8 million resulting primarily from greater revenue, and accrued compensation of $3.3 million due to the recognition of partner incentive payment compensation expense beginning in the third quarter of 2013.

Investing Activities

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013 and 2012, investing activities used $3.3 million and $0.3 million, respectively. The increase in the use of cash was primarily the result of $2.5 million of cash paid at the closing of the Ten-Sixty Asset Management LLC acquisition in addition to higher earnout payments made related to the Marathon Capital Group, LLC acquisition.

Financing Activities

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013 and 2012, financing activities used $5.0 million and $12.7 million, respectively. The decrease in net cash used in financing activities from 2012 to 2013 was primarily the result of the sale and issuance of Silvercrest Class A common stock of $56.7 million and borrowings under our credit facility of $7.0 million.  This was partially offset by the purchase of Class B units from partners of Silvercrest L.P. of $35.4 million, payments under our revolving credit facility of $2.0 million, a decrease in payments from partners on notes receivable as compared to prior year as the notes from named executive officers were repaid in September 2012, higher partner incentive allocations paid in 2013, and higher tax distributions paid during the nine months ended September 30, 2013 as compared to the same period in 2012. Incentive allocations and tax distributions increased directly as a result of increased profitability and operating cash flow. Also, the earnout payment made in the first half of 2013 was $0.5 million higher than the payment made in the same period in the prior year and offering expenses related to our initial public offering of $1.4 million were paid as of the end of our reporting period.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Ten-Sixty Asset Management LLC and Milbank Winthrop & Co. related to the Ten-Sixty Asset Management LLC and Milbank Winthrop & Co. acquisitions, and variable rate notes issued to former principals to redeem units held by them under which we exercised our call right upon their termination. Furthermore, we have an outstanding balance on our revolving credit facility.

As of September 30, 2013, the aggregate principal amount of the Ten-Sixty Asset Management LLC promissory note is approximately $1.4 million which is payable in one installment of $0.2 million on December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $0.1 million each. The principal amount outstanding under this note bears interest at the rate of 5% per annum. Accrued but unpaid interest on the notes payable related to the Ten-Sixty Asset Management LLC acquisition was approximately $26 thousand as of September 30, 2013.

The aggregate principal amount of the notes related to the Milbank Winthrop & Co. acquisition matures after four annual principal installments payable on each of November 1, 2013, 2014, and 2015 in the amounts of $0.9 million, $1.0 million, and $0.6 million, respectively, together with all accrued and unpaid interest. If specified conditions are not met by Milbank Winthrop & Co. prior to November 1, 2014, then the principal payment due on November 1, 2015 will be reduced to $0.1 million. The principal amount outstanding under this note bears interest at the rate of 5% per annum.

As of September 30, 2013, $2.5 million remains outstanding on the notes payable related to the Milbank Winthrop & Co. acquisition. Accrued but unpaid interest on the notes payable related to the Milbank Winthrop & Co. acquisition was approximately $110 thousand as of September 30, 2013.

As of September 30, 2012, $5.0 million is outstanding on our revolving credit facility with City National Bank.

As of December 31, 2012, $2.4 million remained outstanding on the notes payable related to the Milbank Winthrop & Co. acquisition. Accrued but unpaid interest on the notes payable related to the Milbank Winthrop & Co. acquisition was approximately $20 thousand as of December 31, 2012.

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

As of September 30, 2013, $5.7 million remains outstanding on the notes issued to former principals. Accrued but unpaid interest on these notes issued to former principals was approximately $89 thousand as of September 30, 2013. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.

As of December 31, 2012, $0.9 million remained outstanding on the notes issued to former principals. Accrued but unpaid interest on these notes issued to former principals was approximately $26 thousand as of December 31, 2012. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013, December 31, 2012 or September 30, 2012.

Critical Accounting Policies and Estimates

There have been no changes to our Critical Accounting Policies and Estimates from those disclosed in our Form 10-Q as of June 30, 2013, which is accessible on the SEC’s website at www.sec.gov.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2013 AUM	$9.4	$2.8	$2.4	$14.6
December 31, 2012 AUM	$8.4	$1.4	$1.4	$11.2

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

The average value of our assets under management for the three and nine months ended September 30, 2013 was approximately $14.3 billion and $12.9 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.4 billion and $1.3 billion for the three and nine months ended September 30, 2013, respectively, which would cause an annualized increase or decrease in revenues of approximately $5.9 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2013 of 0.41% and 0.44%, respectively.

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

In June 2013, the FASB issued ASU 2013-08, “Financials Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.”  The ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies.  The ASU also clarifies the characteristics of an investment company and requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting.  The ASU does not change the current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation.  The ASU is effective for the fiscal years and interim periods beginning after December 15, 2013.  This ASU is not expected to have a material effect on the Company’s results of operations or financial position.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2013 and 2012 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2013.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no legal proceedings pending or to our knowledge threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2013, the Company issued 16,540 shares of Class B Common Stock to one of the employee-partners of SLP in connection with the issuance of a like number of Class B Units of Silvercrest LP to such employee-partner.  The Class B Units were issued pursuant to the 2012 Equity Incentive Plan.  The shares of Class B Common Stock were issued pursuant to the terms of the Certificate of Incorporation of the Company which requires the Company to issue at the par value per share of Class B Common Stock, one share of Class B Common Stock for each Class B Unit of Silvercrest LP issued.  The aggregate price per share and unit issued under the 2012 Equity Incentive Plan was $0.01 and $9.99, respectively. The issuance of the Class B Units and Class B Common Stock was exempt pursuant to Rule 701 and Section 4(2), respectively, of the Securities Act of 1933, as amended, since the shares were issued under an employee benefit plan and the issuance of units was not made in a public offering.

On September 30, 2013, the Company purchased from six employee-partners 14,092 shares of Class B common stock at a price equal to the par value thereof in connection with the repurchase of a like number of Class B Units from such employee partners at a price of $13.49 per share.

Item 6. Exhibits

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

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

Silvercrest Asset Management Group Inc.

		By:	/s/ G. Moffett Cochran
Date:	November 13, 2013		G. Moffett Cochran
Chief Executive Officer, Chairman and Director
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 13, 2013		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).
31.1*	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

**	Furnished herewith

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