Form 10-Q
period 2014-03-31
Silvercrest Asset Management Group Inc.
filed 2014-05-15
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 12, 2014 were 7,522,974 and 4,710,045, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Among the important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements are: fluctuations in quarterly and annual results, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except par value data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$19,040	$27,122
Restricted certificates of deposit and escrow	1,022	1,021
Investments	100	103
Receivables, net	4,350	5,405
Due from Silvercrest Funds	2,189	2,653
Furniture, equipment and leasehold improvements, net	2,108	1,913
Goodwill	20,008	20,031
Intangible assets, net	12,229	12,589
Deferred tax asset—tax receivable agreement	24,496	25,022
Prepaid expenses and other assets	1,497	4,868
Total assets	$87,039	$100,727
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,613	$6,587
Accrued compensation	5,131	17,424
Notes payable	8,198	8,303
Borrowings under revolving credit facility	3,000	3,000
Deferred rent	1,628	1,742
Deferred tax and other liabilities	15,786	15,506
Total liabilities	37,356	52,562
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2014 and December 31, 2013	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 7,522,974 issued and outstanding, as of March 31, 2014 and December 31, 2013	75	75
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,710,045 and 4,464,617 issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively	47	45
Additional Paid-In Capital	39,003	39,003
Retained earnings	2,140	2,099
Total stockholders’ equity	41,265	41,222
Non-controlling interests	8,418	6,943
Total equity	49,683	48,165
Total liabilities and stockholders’ equity	$87,039	$100,727

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except par value data)

	Three months ended March 31,
	2014	2013
Revenue
Management and advisory fees	$15,583	$12,457
Performance fees and allocations	—	3
Family office services	1,137	1,225
Total revenue	16,720	13,685
Expenses
Compensation and benefits	9,711	5,201
General and administrative	3,214	2,710
Total expenses	12,925	7,911
Income before other (expense) income, net	3,795	5,774
Other (expense) income, net
Other income, net	8	29
Interest income	20	27
Interest expense	(127)	(37)
Total other (expense) income, net	(99)	19
Income before provision for income taxes	3,696	5,793
Provision for income taxes	1,455	329
Net income	2,241	5,464
Less: net income attributable to non-controlling interests	(1,297)
Net income attributable to Silvercrest	$944

Net income per share/unit:
Basic	$0.13	$0.53
Diluted	$0.13	$0.52
Weighted average shares/units outstanding:
Basic	7,522,974	10,339,456
Diluted	7,522,974	10,576,545

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/Partners’ Deficit

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Partners’ Capital	Excess of Liabilities, Redeemable Partners’ Capital and Partners’ Capital over Assets	Total Partners’ Deficit
January 1, 2013	—	$—	—	$—	$—	$—	$—	$—	$—	$47,904	$(108,374)	$(60,470)
Distributions to partners	—	—	—	—	—	—	—	—	—	(380)	(13,289)	(13,669)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,479	1,479
Accretion to redemption value of redeemable partnership units	—	—	—	—	—	—	—	—	—	—	(12,008)	(12,008)
Net Income	—	—	—	—	—	—	—	—	—	1,391	4,073	5,464
March 31, 2013	—	$—	—	$—	$—	$—	$—	$—	$—	$48,915	$(128,119)	$(79,204)
January 1, 2014	7,523	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165	$—	$—	$—
Distributions to partners	—	—	—	—	—	—	—	(1,349)	(1,349)	—	—	—
Redemption of partner’s interest	—	—	(17)	—	—	—	—	(240)	(240)	—	—	—
Repayment of notes receivable from members	—	—	—	—	—	—	—	629	629	—	—	—
Equity-based compensation	—	—	262	2	—	—	2	1,157	1,159	—	—	—
Net Income	—	—	—	—	—	944	944	1,297	2,241	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(19)	(19)	—	—	—
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(903)	(903)	—	(903)	—	—	—
March 31, 2014	7,523	$75	4,710	$47	$39,003	$2,140	$41,262	$8,418	$49,683	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$2,241	$5,464
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	514	359
Depreciation and amortization	481	449
Deferred rent	(114)	(108)
Provision for doubtful accounts	227	—
Deferred income taxes	1,013	44
Non-cash interest on notes receivable from partners	(19)	(25)
Distributions received from investment funds	3	1,900
Other	2	(4)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,293	770
Prepaid expenses and other assets	2,889	(545)
Accounts payable and accrued expenses	(1,274)	237
Accrued compensation	(11,648)	(1,098)
Other liabilities	—	(95)
Interest payable on notes payable	89	36
Net cash (used in) provided by operating activities	(4,303)	7,384
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$(1)	$(255)
Acquisition of furniture, equipment and leasehold improvements	(27)	(27)
Earn-outs paid related to acquisitions completed before January 1, 2009	(1,679)	—
Acquisition of Ten-Sixty Asset Management, LLC	—	(2,500)
Net cash used in investing activities	(1,707)	(2,782)
Cash Flows From Financing Activities
Redemptions of partners’ interests	$(240)	$(261)
Repayments of notes payable	(194)	(480)
Payments on capital leases	(15)	—
Distributions to partners	(1,349)	(13,669)
Dividends paid on Class A common stock	(903)	—
Payments from partners on notes receivable	629	720
Net cash used in financing activities	(2,072)	(13,690)
Net decrease in cash and cash equivalents	(8,082)	(9,088)
Cash and cash equivalents, beginning of period	27,122	13,443
Cash and cash equivalents, end of period	$19,040	$4,355

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	Three months ended March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,707	$260
Interest	35	27
Supplemental Disclosures of Non-cash Financing and Investing Activities
Issuance of notes payable for acquisition of Ten-Sixty Asset Management, LLC	$—	$1,479
Recognition of deferred tax assets as a result of IPO	11	—
Asset acquired under capital lease	289	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Three Months ended March 31, 2014 and 2013

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

Silvercrest L.P., together with its consolidated subsidiaries (collectively “SLP”), provides investment management and family office services to individuals and families and their trusts, and to endowments, foundations and other institutional investors primarily located in the United States of America. The business includes the management of funds of funds and other investment funds, collectively referred to as the “Silvercrest Funds”.

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

Reorganization and Initial Public Offering

Pursuant to a reorganization agreement effective on June 26, 2013, Silvercrest became the sole general partner in Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,522,974 Class A units or approximately 63% of the economic interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 are those of SLP, the Company’s accounting predecessor.

In connection with the IPO and the reorganization of SLP, Silvercrest and SLP entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization and IPO transactions included, among others, the following:

—

Silvercrest GP LLC (“GP LLC”) (SLP’s general partner prior to the reorganization) distributed all of its interests in SLP to its members on a pro rata basis in accordance with each member’s interest in GP LLC;

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
—

Silvercrest entered into a tax receivable agreement with each limited partner of SLP to return 85% of the tax benefits, estimated to be $15,271 as of March 31, 2014, that it receives as a result of its ability to step up its tax basis in the partnership units of SLP that it acquired from partners of SLP;

—

A special distribution by SLP of $10,000 was made to its existing partners prior to the consummation of the IPO, of which $7,000 was funded by borrowings under a credit facility with City National Bank; this special distribution, which was paid in July 2013, was treated as an equity transaction;

—	A special bonus payment by SLP was made to non-principals of $754 which was paid in July 2013, and was recorded as compensation expense during the quarter ended June 30, 2013;
—	Partner incentive distributions earned for the three months ended March 31, 2013 were treated as equity transactions and were accrued in accrued compensation as of March 31, 2013; and
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

Weighted average units outstanding for the three months ended 2013 reflect the effect of the unit distribution as if it had occurred as of March 31, 2013.

Diluted weighted average units outstanding for the three months ended March 31, 2013 includes 237,089 performance units which are conditionally issuable units that would be issuable if March 31, 2013 was the end of the contingency period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC and Silvercrest Investors II LLC as of and for the three months ended March 31, 2014. The condensed consolidated financial statements for the three months ended March 31, 2013 are of the Company’s accounting predecessor, SLP, and its consolidated subsidiaries.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2013 was derived from the audited consolidated statement of financial condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2014 or any future period.

The condensed consolidated financial statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made. The Company’s condensed consolidated financial statements and the related notes should be read together with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds in which the general partner or equivalent is presumed to have control over the fund. The initial step in our determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (VIE). None of funds for which SLP is the general partner met the definition of a VIE during the three months ended March 31, 2014 and 2013, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

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

As of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, all of the funds for which SLP was the general partner have substantive “kick-out” rights and therefore neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of March 31, 2014, Silvercrest holds approximately 63% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2014 and December 31, 2013. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which consist of Level I and Level II securities. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2014 or 2013.

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

The Company has one reporting unit at March 31, 2014 and December 31, 2013. No goodwill impairment charges were recorded during the three months ended March 31, 2014 and 2013.

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

Partner Distributions

Partner incentive allocations, which are determined by the general partner, can be formula-based or discretionary. Prior to the reorganization and consummation of the IPO, incentive allocations are considered distributions of net income as stipulated by SLP’s Second Amended and Restated Limited Partnership Agreement in effect prior to the reorganization and were recognized in the period in which they were paid. Subsequent to the reorganization and consummation of the IPO, partner incentive allocations are treated as compensation expense and recognized in the period in which they are earned. In the event there is insufficient distributable cash flow to make incentive distributions, the general partner in its sole and absolute discretion may determine not to make any distributions called for under the partnership agreement. The remaining net income or loss after partner incentive allocations is generally allocated to unit holders based on their pro rata ownership.

Redeemable Partnership Units

Prior to the reorganization, redeemable partnership units in SLP consisted of units issued to our founders and those purchased by certain of our employees. These capital units entitled the holder to a share of the distributions of SLP. Units were subject to certain redemption features. Upon the termination of employment of the terminated employee, as defined, SLP had a right to call the units. In addition, the terminated employee had a right to put the units to SLP upon termination or death, provided the terminated employee had complied with certain restrictions, as described in SLP’s Second Amended and Restated Limited Partnership Agreement. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired upon the consummation of the IPO.

As the units were redeemable at the option of the holder and were not mandatorily redeemable, the redeemable partnership units were classified outside of permanent partner’s capital as of March 31, 2013. The units were adjusted to their redemption value at March 31, 2013 with the increase or decrease in redemption value being charged to excess of liabilities, redeemable partners’ capital and partner’s capital over assets.

Subsequent to the completion of the reorganization and IPO, if a principal of SLP is terminated for cause, SLP has the right to redeem all of the vested Class B units collectively held by the principal and his or her permitted transferees for a purchase price equal to the lesser of (i) the aggregate capital account balance in SLP of the principal and his or her permitted transferees and (ii) the purchase price paid by the terminated principal to first acquire the Class B units.

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

Recent Accounting Developments

In June 2013, the FASB issued ASU 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” The ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU also clarifies the characteristics of an investment company and requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The ASU does not change the current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. The ASU was effective for the Company on January 1, 2014. This adoption of this ASU did not have a material effect on the Company’s results of operations or financial position.

3. ACQUISITIONS

Milbank:

On November 1, 2011, the Company acquired certain assets of Milbank. A fair value adjustment to contingent purchase price consideration of zero and $148 was recorded at March 31, 2014 and December 31, 2013, respectively.  The Company has a liability of

$1,295 related to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2014 and December 31, 2013, for contingent consideration.

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

Ten-Sixty:

On March 28, 2013, SLP executed an Asset Purchase Agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty is a registered investment adviser that advises on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition enhances the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhances its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum. During the year ended December 31, 2013, SLP incurred $51 in costs related to the acquisition of Ten-Sixty, and included these in general and administrative in the Consolidated Statement of Operations.

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

The pro forma information below represents consolidated results of operations as if the acquisition of Ten-Sixty occurred on January 1, 2013. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2013, nor is it necessarily indicative of future results.

Pro Forma Three Months Ended March 31, 2013
Total Revenue	$13,913
Net Income	$5,516

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $100 and $103 as of March 31, 2014 and December 31, 2013, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2014 and 2013, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2008.

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

At March 31, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2014 and December 31, 2013, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$19,040	$19,040	$27,122	$27,122
Restricted Certificates of Deposit and Escrow	$1,022	$1,022	$1,021	$1,021	Level 1	(1)

Financial liabilities:
Notes Payable	$8,198	$8,198	$8,303	$8,303	Level 2	(2)
Borrowings Under Revolving Credit Agreement	$3,000	$3,000	$3,000	$3,000	Level 2	(2)
(1)

Restricted certificates of deposit and escrow consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.

(2)

The carrying value of notes payable and borrowings under the revolving credit agreement approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2014 and December 31, 2013:

	2014	2013
Management and advisory fees receivable	$2,696	$1,973
Unbilled receivables	2,218	3,741
Other receivables	2	30
Receivables	4,916	5,744
Allowance for doubtful receivables	(566)	(339)
Receivables, net	$4,350	$5,405

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2014 and December 31, 2013:

	2014	2013
Leasehold improvements	$3,684	$3,679
Furniture and equipment	3,974	3,672
Artwork	354	345
Total cost	8,012	7,696
Accumulated depreciation and amortization	(5,904)	(5,783)
Furniture, equipment and leasehold improvements, net	$2,108	$1,913

Depreciation expense for the three months ended March 31, 2014 and 2013 was $121 and $98, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2014 and the year ended December 31, 2013:

	2014	2013
Beginning
Gross balance	$37,446	$33,306
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,031	15,891
Purchase price adjustments from earnouts	(23)	1,795
Acquisition of Ten-Sixty	—	2,345
Ending
Gross balance	37,423	37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$20,008	$20,031

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of March 31, 2014 and December 31, 2013:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, March 31, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(326)	(34)	(360)
Balance, March 31, 2014	(5,736)	(1,258)	(6,994)
Net book value	$11,824	$405	$12,229
Cost
Balance, January 1, 2013	$15,910	$1,566	$17,476
Acquisition of certain assets of Ten-Sixty	1,650	97	1,747
Balance, December 31, 2013	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2013	(4,238)	(875)	(5,113)
Amortization expense	(1,172)	(349)	(1,521)
Balance, December 31, 2013	(5,410)	(1,224)	(6,634)
Net Book Value	$12,150	$439	$12,589

Amortization expense related to the intangible assets was $360 and $351 for the three months ended March 31, 2014 and 2013, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2014 (remainder of)	$1,062
2015	1,291
2016	1,236
2017	1,135
2018	1,001
Thereafter	6,504
Total	$12,229

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of March 31, 2014 and December 31, 2013, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of March 31, 2014 and December 31, 2013, $3,000 of principal was outstanding under the revolving credit loan.

The interest rate on the revolving credit loan as of March 31, 2014 was 3.75%.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $37 for the three months ended March 31, 2014.

Notes Payable

The following is a summary of notes payable:

	March 31, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,665
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	5,300
Interest payable		233
Total, March 31, 2014		$8,198

	December 31, 2013
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,665
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	5,486
Interest payable		152
Total, December 31, 2013		$8,303

The carrying value of notes payable approximates fair value. The variable rate notes are based on a multiple of the U.S. Prime Rate.

As of March 31, 2014, future principal amounts payable under the fixed and variable rate notes are as follows:

2014 (remainder of)	$2,433
2015	2,314
2016	1,751
2017	1,467
Total	$7,965

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2014 and 2013 amounted to $902 and $901, respectively. The Company received sub-lease income from subtenants during the three months ended March 31, 2014 and 2013 of $102 and $284, respectively. Therefore, for the three months ended March 31, 2014 and 2013, net rent expense amounted to $800 and $617, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $2,023 that were reduced to $1,013 on August 31, 2010 and can be further reduced to $506 on August 31, 2014. The letter of credit is collateralized by a certificate of deposit in an equal amount.

In March 2014, the Company entered into a lease agreement for additional office space.  The lease commences on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of 3 months.  Monthly rent expense will be $5.  The Company paid a refundable security deposit of $3. Future minimum lease payments and rentals under lease agreements which expire through 2019 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2014	$2,786	$(316)	$2,470
2015	3,693	(426)	3,267
2016	3,646	(426)	3,220
2017	2,838	(328)	2,510
2018	60	—	60
Thereafter	36	—	36
Total	$13,059	$(1,496)	$11,563

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during the three months ended March 31, 2014.  The amount financed was $289 and the lease has a term of 5 years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   The aggregate principal balance of capital leases was $294 and $19 as of March 31, 2014 and December 31, 2013, respectively and is included in other liabilities in the Condensed Consolidated Statements of Financial Condition.

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $1,679 (which was accrued as of December 31, 2013) and $0 were made during the three months ended March 31, 2014 and 2013, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition were accrued when the contingency was resolved. The total accrual for these payments for the three months ended March 31, 2014 and 2013 was $0 and $99, respectively, which was recorded as compensation expense in the Condensed Consolidated Statements of Operations.

11. STOCKHOLDERS’ EQUITY

Prior to the reorganization described in Note 1, Silvercrest was a private company. SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Prior to the reorganization, all distributions were treated as equity transactions and recorded in the financial statements on the payment date. Partnership distributions totaled $1,349 and $13,669 for the three months ended March 31, 2014 and 2013, respectively. Distributions paid or accrued prior to June 30, 2013 are included in partners’ capital and excess of liabilities, redeemable partners’ capital and partners’ capital over assets, respectively, in the Condensed Consolidated Statements of Changes in Stockholders’ Equity/Partners’ Deficit. Distributions accrued and paid subsequent to June 30, 2013 are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition as of March 31, 2014.

SLP distributed $10,000 to its existing partners prior to the consummation of the IPO.

Prior to the reorganization and pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations were treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2014 and 2013 amounted to $14,181 and $12,104, respectively, and are included in non-controlling interests as of March 31, 2014 and in excess of liabilities, redeemable partners’ capital and partners’ capital over assets as of March 31, 2013 in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity/Partners’ Deficit for the three months ended March 31, 2013, respectively. As part of the reorganization, partner incentive distributions for the six months ended June 30, 2013 were treated as an equity transaction and accrued and recorded in accrued compensation in the Condensed Consolidated Statements of Financial Condition. Subsequent to the consummation of the IPO, Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2014, SLP accrued partner incentive allocations of $4,114, which is included in accrued compensation in the Condensed Consolidated Statements of Financial Condition.

The pre-IPO partners of SLP received Silvercrest shares in connection with the reorganization and IPO, as described below.

Silvercrest—Stockholders’ Equity

As described in Note 1, Silvercrest’s equity structure was modified in connection with the IPO-related reorganization.

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2014
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,522,974	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,710,045	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.
(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,710,045 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP, and 52,188 deferred equity units exercisable for Class B units of SLP, which represents the right to receive additional proportions of the distributions made by SLP. The 52,188 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2014		4,464,617
Class B common stock repurchased and cancelled	February 2014	(16,530)
Class B common stock issued upon vesting of deferred equity units	February 2014	261,958
Class B common shares outstanding - March 31, 2014		4,710,045

In February 2014, the Company purchased from a former partner 16,530 shares of Class B common stock at a price equal to the par value thereof in connection with the repurchase of a like number of Class B Units from such former partner at a price of $14.50 per share.

In February 2014, the Company issued 261,958 shares of Class B common stock upon the vesting of deferred equity units which resulted in the issuance of a like number of Class B units of Silvercrest LP. The shares of Class B common stock were issued pursuant to the terms of the Certificate of Incorporation of the Company which requires the Company to issue at the par value per share of Class B common stock, one share of Class B common stock for each Class B Unit of Silvercrest LP issued.

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

Notes receivable from partners are as follows for the three months ended March 31, 214 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Beginning balance	$3,052	$3,410
Repayment of notes	(629)	(887)
Interest accrued and capitalized on notes receivable	19	74
New notes receivable issued to partners	—	455
Ending balance	$2,442	$3,052

Full recourse and limited recourse notes receivable from partners as of March 31, 2014 and December 31, 2013 are $1,052 and $1,671 and $1,391 and $1,381, respectively. There is no allowance for credit losses on notes receivable from partners as of March 31, 2014 and December 31, 2013.

13. RELATED PARTY TRANSACTIONS

During 2014 and 2013, the Company provided services to the domesticated Silvercrest Hedged Equity Fund LP (formed in 2011 and formerly Silvercrest Hedged Equity Fund), Silvercrest Hedged Equity Fund (International), Silvercrest Hedged Equity Fund Ltd (formed in 2011 and includes ERISA investors of Silvercrest Hedged Equity Fund LP), the domesticated Silvercrest Emerging Markets Fund LP (formed in 2011 and formerly Silvercrest Emerging Markets Fund), Silvercrest Emerging Markets Fund (International), Silvercrest Emerging Markets Fund Ltd (formed in 2011 and includes ERISA investors of Silvercrest Emerging

Markets Fund LP), Silvercrest Market Neutral Fund (currently in liquidation), Silvercrest Market Neutral Fund (International) (currently in liquidation), Silvercrest Municipal Advantage Portfolio A LLC, Silvercrest Municipal Advantage Portfolio P LLC, the domesticated Silvercrest Strategic Opportunities Fund LP (formed in 2011 and formerly Silvercrest Strategic Opportunities Fund), and Silvercrest Strategic Opportunities Fund (International) (terminated in 2011). These entities operate as feeder funds investing through master-feeder structures except for Silvercrest Hedged Equity Fund LP, Silvercrest Hedged Equity Fund Ltd, Silvercrest Emerging Markets Fund LP, Silvercrest Emerging Markets Fund Ltd, and Silvercrest Strategic Opportunities Fund LP which operate and invest as stand-alone funds.

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

For the three months ended March 31, 2014 and 2013 the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statement of Operations, of $2,194 and $2,180, respectively, and performance fees and allocations of $0 and $3, respectively, which is included in performance fees in the Condensed Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, the Company was owed $2,189 and $2,653, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2014 and 2013, the Company earned advisory fees of $126 and $103, respectively, from assets managed on behalf of certain of its partners. As of March 31, 2014 and December 31, 2013, the Company is owed approximately $81 and $78, respectively, from certain of its partners, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2014, the Company had net deferred tax assets of $24,670, which is recorded as a non-current deferred tax asset of $24,823 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $42 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $111 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2014, $59 of the net deferred tax liabilities relate to non-controlling interests.  These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Position, respectively.

As of December 31, 2013, the Company had net deferred tax assets of $25,683, which is recorded as a non-current deferred tax asset of $25,831 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $34 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense, and a non-current deferred tax liability of $114 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities in the Consolidated Statement of Financial Condition, respectively.

The current tax expense was $442 and $303 for the three months ended March 31, 2014 and 2013, respectively. Of the amount for the three months ended March 31, 2014, $112 relates to Silvercrest’s corporate tax expense, $328 relates to SLP’s UBT liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2014 and 2013 was $1,013 and $26, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2014 and 2013 is $1,455 and $329, respectively.

The current expense increased from the comparable period for 2013 mainly due to corporate taxes at Silvercrest, which did not previously exist and increased profitability during 2014. The deferred expense difference is attributable primarily to the movement in deferred tax accounts with respect to various intangible assets between 2013 and 2014. The deferred tax expense for the three months ended March 31, 2014 also includes additional deferred tax expense of $244 for discrete items.  The discrete items are attributable to the decrease of deferred tax assets at Silvercrest due to a reductions in the future statutory corporate tax rates in New York State.

Of the total current tax expense for the three months ended March 31, 2014, $124 relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2014, $2 relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2014 related to non-controlling interests is $126.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2014, the Company’s U.S. federal income tax returns for the years 2010 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination.

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

For the three months ended March 31, 2014 and 2013, the Company recorded compensation expense related to such units of $514 and $620, respectively, of which $42 and $54, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $1 and $7 for the three months ended March 31, 2014 and 2013, respectively, and are part of total compensation expense for the three months then ended. During the three months ended March 31, 2014 and 2013, $30 and $261, respectively, of vested Deferred Equity Units were settled in cash. As of March 31, 2014 and December 31, 2013, there was $754 and $906, respectively, of estimated unrecognized compensation expense related to unvested awards. As of March 31, 2014 and December 31, 2013, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.93 and 1.16 years, respectively. The unit and per unit amounts below have been converted in connection with the reorganization of SLP, whereby, SLP completed a unit distribution of 19.64 units for each unit outstanding (excluding deferred equity units) as of the date of the consummation of the IPO.

A summary of these equity grants by the Company as of March 31, 2014 and 2013 during the periods then ended is presented below:

		Deferred Equity Units			Performance Units
	Units	Fair Value per unit			Units	Fair Value per unit
Balance at January 1, 2014	175,298		$12.00 -	$17.05	238,371	$3.75
Granted	—				—	0
Vested	(123,110)		(12.00) -	(16.81)	(140,549)	0
Forfeited	—				(851)
Balance at March 31, 2014	52,188		$12.00 -	$18.29	96,971	$3.75

Balance at January 1, 2013	329,757	$		$10.47	257,795	$3.27
Granted	—				—
Vested	(133,867)			(15.30)	—
Forfeited	—			—	(8,761)	(4.78)
Balance at March 31, 2013	195,890	$		$15.30	249,034	$4.78

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2014 and December 31, 2013, 1,670,960 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2014 and 2013, Silvercrest made matching contributions of $16 and $16, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2014 and 2013, the Company utilized “soft dollar” credits of $264 and $248, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a premier, full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and endowments, foundations and other institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2014 and March 31, 2013, our assets under management grew 3.2% and 21.4%, respectively, from $15.7 billion to $16.2 billion and from $11.2 billion to $13.6 billion.

As part of the reorganization of Silvercrest L.P. that occurred in connection with our initial public offering, Silvercrest became the general partner of Silvercrest L.P, our operating company. The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. In addition, the partnership units of all continuing partners of Silvercrest L.P. were converted to Class B units that have equal economic rights to our shares of Class A common stock. Silvercrest L.P. has issued deferred equity units exercisable for 52,188 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. Following the completion of the reorganization of Silvercrest L.P., as the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 38.5% partnership interest in Silvercrest L.P. as of March 31, 2014 are reflected in Non-controlling interests in our condensed consolidated financial statements. As a result of the reorganization being completed at the end of the second quarter of 2013, the results of operations and cash flows for the three months ended March 31, 2013 are those of Silvercrest L.P. For the three months ended March 31, 2014, our net income, after amounts attributable to non-controlling interests, represents approximately 61.5% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2014	2013
Revenue	$16,720	$13,685
Income before other income (expense), net	$3,795	$5,774
Net income	$2,241	$5,464
Net income attributable to Silvercrest	$944	$-
Adjusted EBITDA (1)	$4,981	$4,137
Adjusted EBITDA margin (2)	29.8%	30.2%
Assets under management at period end (billions)	$16.2	$13.6
Average assets under management (billions) (3)	$16.0	$12.4
(1)

EBITDA, a non -GAAP measure of earnings, represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to items including but not limited to Delaware Franchise Tax, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, losses on disposals or abandonment of assets and leaseholds, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. We use this non-GAAP financial measure to assess the strength of our business. These adjustments and the non -GAAP financial measures that are derived from them provide supplemental information to analyze our business from period to period. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for financial measures in accordance with GAAP.

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2014	2013
AUM concentrated in Discretionary Managed Accounts	$9.8	$7.8
Average AUM For Discretionary Managed Accounts	$9.6	$7.5
Discretionary Managed Accounts Revenue (in millions)	$13.4	$10.3
Percentage of management and advisory fees revenue	86%	83%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2014	2013
AUM concentrated in Private Funds	$0.8	$0.9
Average AUM For Private Funds	$0.8	$0.9
Private Funds Revenue (in millions)	$2.2	$2.2
Percentage of management and advisory fees revenue	14%	17%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.42% and 0.44% for the three months ended March 31, 2014 and 2013, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee decreased for the three months ended March 31, 2014 as compared with the same period in the prior year as a result of increased non-discretionary assets under management which is associated with either flat-fee or low-basis assets.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2014 and 2013. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expenses for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cash compensation and benefits (1)	$9,196	$4,574
Distributions on liability awards (2)	1	7
Non-cash equity-based compensation expense	514	620
Total compensation expense	$9,711	$5,201
(1)	For the three months ended March 31, 2014, $4,114 of partner incentive payments was included in cash compensation and benefits expense.
(2)

Cash distributions on the portion of unvested deferred equity units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

On February 29, 2012, February 28, 2011 and February 24, 2010, Silvercrest L.P. and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of Silvercrest L.P. and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. As a result of the reorganization of Silvercrest L.P. and the initial public offering, each 100 deferred equity units represent the unsecured right to receive 100 Class B units of Silvercrest L.P., subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from Silvercrest L.P. as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or a combination of the equivalent cash value of some of the units and units, but in no event may the holder receive more than 50% of the aggregate value of the vested units in cash. To the extent that holders elect to receive up to 50% of the aggregate value of the vested units in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense will be recognized on the February 29, 2012 and February 28, 2011 grant dates of the deferred equity unit and performance unit awards through February 29, 2016 and February 28, 2015, respectively.

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

Non-Controlling Interests

After the reorganization of Silvercrest L.P., we became the general partner of SLP and control its business and affairs and, therefore, consolidate its financial results with ours. In light of the limited partners’ interest in SLP, we reflect their partnership interests as non-controlling interests in our Condensed Consolidated Financial Statements.

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

Acquisition

On March 28, 2013, we acquired certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition expands our hedge fund due diligence capabilities and continues the growth of our institutional business. Under the terms of the asset purchase agreement, we paid cash consideration at closing of $2.5 million and issued a promissory note to Ten-Sixty for $1.5 million subject to adjustment. As of March 31, 2014, the aggregate principal amount of the promissory note is approximately $1.1 million which is payable in quarterly installments from June 30, 2014 through March 31, 2017 of $0.1 million each.

Operating Results

Revenue

Our revenues for the three months ended March 31, 2014 and 2013 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Management and advisory fees	$15,583	$12,457	$3,126	25.1%
Performance fees and allocations	-	3	(3)	-100.0%
Family office services	1,137	1,225	(88)	-7.2%
Total revenue	$16,720	$13,685	$3,035	22.2%

The growth in our assets under management during the three months ended March 31, 2014 and 2013 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2013	$8.0	$3.1	$11.2
Gross client inflows	1.6	2.0	3.6
Gross client outflows	(1.5)	(0.2)	(1.7)
Market appreciation (depreciation)	0.5	0.1	0.6
As of March 31, 2013	$8.6	$5.0	$13.6 (1)
As of January 1, 2014	$10.1	$5.6	$15.7
Gross client inflows	1.0	0.2	1.2
Gross client outflows	(0.5)	(0.1)	(0.6)
Market appreciation (depreciation)	-	(0.1)	(0.1)
As of March 31, 2014	$10.6	$5.6	$16.2 (1)
(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of 3/31/14

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	21.4	13.0	20.4	6.9	8.1
Russell 1000 Value Index		21.6	14.8	21.8	4.8	7.0

Small Cap Value Composite	4/1/02	24.5	14.9	25.5	12.3	11.9
Russell 2000 Value Index		22.7	12.7	23.3	5.4	8.8

Smid Cap Value Composite	10/1/05	21.8	14.0	23.4	9.5	10.2
Russell 2500 Value Index		21.8	13.9	24.8	6.5	8.1

Multi Cap Value Composite	7/1/02	23.4	14.3	22.5	8.9	9.5
Russell 3000 Value Index		21.7	14.6	21.9	4.8	8.1

Equity Income Composite	12/1/03	22.9	15.9	21.5	10.0	12.2
Russell 3000 Value Index		21.7	14.6	21.9	4.8	8.3

Focused Value Composite	9/1/04	26.0	11.9	22.9	8.2	11.0
Russell 3000 Value Index		21.7	14.6	21.9	4.8	7.9
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

The following chart shows the performance of our Company’s basic asset allocation model portfolio:

MODEL PORTFOLIO PERFORMANCE

as of 3/31/14

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Income Portfolio	5-1-03	9.5	7.1	10.1	5.9	6.9
25/45/30% S&P 500, Barclays Aggregate, HFRI FOF Comp		7.3	6.2	9.1	4.8	6.0
Balanced Portfolio	5-1-03	13.3	8.0	13.3	6.4	8.1
50/30/20% S&P 500, Barclays Aggregate, HFRI FOF Comp		12.2	9.0	13.2	5.7	7.3
Growth Portfolio	5-1-03	18.6	10.0	19.1	6.9	9.5
80/10/10% S&P 500, Barclays Aggregate, HFRI FOF Comp		18.1	12.4	18.0	6.2	8.4

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

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Our total revenue increased by $3.0 million, or 22.2%, to $16.7 million for the three months ended March 31, 2014, from $13.7 million for the three months ended March 31, 2013. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $2.6 billion, or 18.7%, to $16.2 billion at March 31, 2014 from $13.6 billion at March 31, 2013. Compared to the three months ended March 31, 2013, there was a decrease of $2.4 billion of client inflows, a decrease of $1.1 billion in client outflows, and a decrease of $0.7 billion in market appreciation. Our market depreciation during the three months ended March 31, 2014 constituted a 0.6% rate of decrease in our total assets under management compared to March 31, 2013. Our growth in assets under management for the three months ended March 31, 2014 was attributable to an increase of $0.5 billion in discretionary assets under management. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended March 31, 2014 compared to the prior period. Sub-advised fund management revenue increased by $0.2 million to $0.5 million for the three months ended March 31, 2014 from $0.3 million for the same period in the prior year as a result of the Ten-Sixty acquisition. Proprietary fund management revenue decreased by $0.1 million to $1.7 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013. With respect to our discretionary assets under management, equity assets and fixed income assets experienced growth of 3.8% and 15.0%, respectively, during the three months ended March 31, 2014. For the three months ended March 31, 2014, most of our growth came from our multi cap value, SMID cap value and equity income strategies with composite returns of 1.8%, 2.0% and 2.8%, respectively. As of March 31, 2014, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Expenses

Our expenses for the three months ended March 31, 2014 and 2013 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Compensation and benefits (1)	$9,711	$5,201	$4,510	86.7%
General, administrative and other	3,214	2,710	504	18.6%
Total expenses	12,925	$7,911	$5,014	63.4%

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2014 and 2013. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses.

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Total expenses increased by $5.0 million, or 63.4%, to $12.9 million for the three months ended March 31, 2014 from $7.9 million for the three months ended March 31, 2013. This increase was primarily attributable to increases in compensation and benefits expense of $4.5 million, as well as increases in in general and administrative expenses of $0.5 million.

Compensation and benefits expense increased by $4.5 million, or 86.7%, to $9.7 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $4.1 million as a result of the recognition of partner incentive payments as compensation expense, an increase in accrued employee incentive bonuses of $0.2 million and an increase in salaries and benefits expense of $0.1 million and $0.2 million, respectively, as a result of both merit increases and increased headcount. This was partially offset by a decrease in equity-based compensation expense of $0.1 million primarily as a result of lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $0.5 million, or 18.6%, to $3.2 million for the three months ended March 31, 2014 from $2.7 million for the three months ended March 31, 2013. This increase was primarily due to an increase in occupancy and related expenses of $0.2 million as a result of a reduction subtenant rental income earned for the three months ended March 31, 2014 as compared to the same period in the prior year, an increase in the provision for doubtful accounts of $0.2 million in conjunction with increased revenue levels, an increase in client reimbursement costs of $0.1 million and an increase in marketing costs of $0.1 million.  This was partially offset by a decrease in professional fees of $0.1 million related to the timing of our actual 2013 audit fees.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Other income, net	$8	$29	$(21)	-72.4%
Interest income	20	27	(7)	-25.9%
Interest expense	(127)	(37)	(90)	-243.2%
Total other (expense) income, net	$(99)	$19	$(118)	-621.1%

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Other (expense) income, net decreased by $0.1 million to other expense, net of ($0.1) million for the three months ended March 31, 2014 from other income, net of $19 thousand for the three months ended March 31, 2013 primarily due to an increase in interest expense of $0.1 million. Interest expense increased for the three months ended March 31, 2014 as compared to the prior year as a result of borrowings under our credit facility, the issuance of a note related to the Ten-Sixty acquisition and notes issued to two former partners in conjunction with their share redemptions prior to our initial public offering.

Provision for Income Taxes

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

The provision for income taxes was $1.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. The change was a result of both the recognition of corporate income tax expense related to the change in our corporate structure and expense related to our tax receivable agreement in addition to an increase in taxable income. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2014 and 2013 was 39.5% and 5.7%, respectively.

Supplemental Non-GAAP Financial Information

To provide investors with additional insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our condensed consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Earnings Per Share which are non-GAAP financial measures of earnings.

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

Adjusted EBITDA

	Three Months Ended March 31,
	2014	2013
Reconciliation of non-GAAP financial measure:
Net income	$2,241	$5,464
Provision for income taxes	1,455	329
Delaware Franchise Tax	45	-
Interest expense	127	37
Interest income	(8)	(27)
Partner incentive allocations (A)	-	(2,880)
Depreciation and amortization	481	449
Equity-based compensation	515	628
Other adjustments (B)	125	137
Adjusted EBITDA	$4,981	$4,137
Adjusted EBITDA Margin	29.8%	30.2%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$2,241	$5,464
GAAP Provision for income taxes	1,455	329
Delaware Franchise Tax	45	-
Partner incentive allocations (A)	-	(2,880)
Other adjustments (B)	125	137
Adjusted earnings before provision for income taxes	3,866	3,050
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,546)	(1,220)

Adjusted net income	$2,320	$1,830
Adjusted earnings per share/unit:
Basic	$0.19	$0.18
Diluted	$0.19	$0.17
Shares/units outstanding:
Basic Class A shares outstanding	7,523	-
Basic Class B shares/units outstanding	4,710	10,329
Total basic shares/units outstanding	12,233	10,329
Diluted Class A shares outstanding	7,523	-
Diluted Class B shares/units outstanding (C)	4,853	10,671
Total diluted shares/units outstanding	12,376	10,671
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

(B)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2014	2013

Loss on sub-lease (a)	$-	$(21)
Client reimbursement	125	-
IPO professional fees	-	8
Acquisition costs (b)	-	51
Other (c)	-	99
Total other adjustments	$125	$137
(a)

Reflects the amortization recognized, on a present value basis, between the per square foot rental rate for our Company’s primary lease and a sub-lease that we signed in 2011 with a sub-tenant for our headquarters in New York.

(b)	Reflects the legal and accounting fees associated with the closing of the Ten-Sixty acquisition in 2013. Also reflects transition expenses related to integrating the Ten-Sixty acquisition in 2013.
(c)	In 2013, represents the accrual of Quarterly Income Payments, as defined in the MW Commodity Advisors, LLC purchase agreement.
(C)

Includes 52,188 and 176,310 unvested deferred equity units as of March 31, 2014 and 2013, respectively.  Also, 90,959 and 237,089 performance units, which are conditionally issuable units that would be issuable if March 31, 2014 and 2013, respectively, was the end of the contingency period, are included.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of March 31, 2014, $3.0 million of borrowings remained outstanding on the revolving credit facility. As of March 31, 2014, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The new credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of March 31, 2014.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2014 and December 31, 2013.

	As of
(in thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$19,040	$27,122
Accounts receivable	$4,350	$5,405
Due from Silvercrest Funds	$2,189	$2,653

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

Our purchase of Class B units in Silvercrest L.P. that occurred concurrently with the consummation of our initial public offering, and the future exchanges of Class B units of Silvercrest L.P., are expected to result in increases in our share of the tax basis of the tangible and intangible assets of Silvercrest L.P. at the time of our acquisition and these future exchanges, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of tax that we would otherwise be required to pay in the future. In June 2013, we entered into a tax receivable agreement with the current principals of Silvercrest L.P. and any future employee-holders of Class B units pursuant to which we agreed to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of these increases in tax basis and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments thereunder. The timing of these payments is currently unknown. The payments to be made pursuant to the tax receivable agreement will be a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our share of the tax basis of the tangible and intangible assets of Silvercrest L.P.

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2014 and 2013. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(4,303)	$7,384
Net cash used in by investing activities	(1,707)	(2,782)
Net cash used in financing activities	(2,072)	(13,690)
Net change in cash	$(8,082)	$(9,088)

Operating Activities

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

Operating activities used $4.3 million for three months ended March 31, 2014 and provided $7.4 million for the three months ended March 31, 2013. This difference is primarily the result of decreased accrued compensation of $10.6 million as a result of the payment of partner incentives which are part of compensation expense subsequent to our initial public offering as compared to the same period in the prior year. Our working capital increased by approximately $1.5 million primarily as a result of increased revenue and a decrease in accrued compensation.

Investing Activities

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

For the three months ended March 31, 2014 and 2013, investing activities used $1.7 million and $2.8 million, respectively. The decrease in the use of cash was primarily the result of $2.5 million of cash paid at the closing of the Ten-Sixty acquisition during the three months ended March 31, 2013 and a decrease in restricted certificates of deposit and escrow of $0.3 million, partially offset by earnout payments made of $1.7 million related to the Marathon Capital Group, LLC acquisition made during the three months ended March 31, 2014.

Financing Activities

Three Months Ended March 31, 2014 versus Three Months Ended March 31, 2013

For the three months ended March 31, 2014 and 2013, financing activities used $2.1 million and $13.7 million, respectively. The decrease in net cash used in financing activities from 2013 to 2014 was primarily the result of decreased distributions to partners of $12.1 million in 2014 as compared to 2013 as a result of the treatment of partner incentive payments as compensation instead of distributions subsequent to our initial public offering, lower partner redemptions of $0.3 million and lower notes payable repayments of $0.3 million. The previous decreases were partially offset by the payment of dividends in the first quarter of 2014 of $0.9 million.

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

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from June 30, 2014 through March 31, 2017 of $0.1 million each.

As of March 31, 2014, $1.1 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  Accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition was approximately $14 thousand as of March 31, 2014.

As of December 31, 2013, $1.1 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2013.

The aggregate principal amount of the notes related to the Milbank acquisition matures after two remaining annual principal installments payable on each of November 1, 2014 and 2015 in the approximate amounts of $1.0 million and $0.5 million, respectively, together with all accrued and unpaid interest. If specified conditions are not met by Milbank prior to November 1, 2014, then the principal payment due on November 1, 2015 will be reduced to $0.1 million. The principal amount outstanding under this note bears interest at the rate of 5% per annum.

As of March 31, 2014, $1.5 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $32 thousand as of March 31, 2014.

As of December 31, 2013, $1.5 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $13 thousand as of December 31, 2013.

As of March 31, 2014 and December 31, 2013 $3.0 million in borrowings was outstanding on our revolving credit facility with City National Bank.

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

As of March 31, 2014 and December 31, 2013, $5.3 million and $5.6 million, respectively, remained outstanding on the notes issued to former principals. Accrued but unpaid interest on these notes issued to former principals was approximately $0.2 million and $0.1 million as of March 31, 2014 and December 31, 2013, respectively. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014 or December 31, 2013.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2014 AUM	$10.9	$3.1	$2.2	$16.2
December 31, 2013 AUM	$10.5	$2.9	$2.3	$15.7

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, which is accessible on the SEC’s website at www.sec.gov and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”.

The average value of our assets under management for the three months ended March 31, 2014 was approximately $16.0 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $0.4 billion for the three months ended March 31, 2014, which would cause an annualized increase or decrease in revenues of approximately $1.6 million for the three months ended March 31, 2014, at a weighted average fee rate for the three months ended March 31, 2014 of 0.40%.

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

Recently Issued Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” The ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU also clarifies the characteristics of an investment company and requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The ASU does not change the current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. The ASU was effective for us on January 1, 2014. This adoption of this ASU did not have a material effect on our results of operations or financial position.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2014 and 2013 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2014.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no such proceedings pending or to our knowledge threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2014, the Company issued 261,958 Class B units of Silvercrest LP upon the vesting of deferred equity units which resulted in the issuance of a like number of shares of Class B common stock.    The shares of Class B common stock were issued pursuant to the terms of the Certificate of Incorporation of the Company which requires the Company to issue at the par value per share of Class B common stock, one share of Class B common stock for each Class B Unit of Silvercrest LP issued.  The securities issued in the foregoing transactions were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933 provided for by Section 4(a)(2) thereof for transactions not involving a public offering.

In February 2014, the Company purchased from a former partner 16,530 shares of Class B common stock at a price equal to the par value thereof in connection with the repurchase of a like number of Class B Units from such former partner at a price of $14.50 per share.

On February 13, 2014, the Company issued 1,893,857 shares of Class A common stock to the estate of G. Moffett Cochran in exchange for 1,893,857 shares of Class B common stock pursuant to an exchange agreement entered into by the Company and its employee-partners. The securities issued in this transaction were issued in reliance upon the exemption from the registration requirement of the Securities Act of 1933, as amended, provided for by Section 4(a)(2) thereof for transactions not involving a public offering.

Item 6. Exhibits

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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

Exhibit Number	Description

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Furnished herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 14, 2014		Richard R. Hough III
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 14, 2014		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)