Form 10-Q
period 2014-09-30
Silvercrest Asset Management Group Inc.
filed 2014-11-12
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of November 11, 2014 were 7,658,010 and 4,570,413, respectively.

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$27,943	$27,122
Restricted certificates of deposit and escrow	586	1,021
Investments	100	103
Receivables, net	5,081	5,405
Due from Silvercrest Funds	2,926	2,653
Furniture, equipment and leasehold improvements, net	2,161	1,913
Goodwill	20,008	20,031
Intangible assets, net	11,510	12,589
Deferred tax asset—tax receivable agreement	23,815	25,022
Prepaid expenses and other assets	2,377	4,868
Total assets	$96,507	$100,727
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,096	$6,587
Accrued compensation	15,572	17,424
Notes payable	8,127	8,303
Borrowings under revolving credit facility	3,000	3,000
Deferred rent	1,422	1,742
Deferred tax and other liabilities	16,436	15,506
Total liabilities	46,653	52,562
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2014 and December 31, 2013	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 7,658,010 and 7,522,974 issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	77	75
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,570,413 and 4,464,617 issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	46	45
Additional Paid-In Capital	39,137	39,003
Retained earnings	3,028	2,099
Total stockholders’ equity	42,288	41,222
Non-controlling interests	7,566	6,943
Total equity	49,854	48,165
Total liabilities and stockholders’ equity	$96,507	$100,727

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Management and advisory fees	$16,816	$13,516	$48,487	$39,245
Performance fees and allocations	—	14	—	17
Family office services	1,001	1,207	3,276	3,632
Total revenue	17,817	14,737	51,763	42,894
Expenses
Compensation and benefits	9,959	8,388	29,431	19,513
General and administrative	3,382	3,162	9,818	8,596
Total expenses	13,341	11,550	39,249	28,109
Income before other (expense) income, net	4,476	3,187	12,514	14,785
Other (expense) income, net
Other income, net	8	29	16	86
Interest income	17	36	53	85
Interest expense	(113)	(180)	(368)	(288)
Total other (expense) income, net	(88)	(115)	(299)	(117)
Income before provision for income taxes	4,388	3,072	12,215	14,668
Provision for income taxes	(1,465)	(823)	(4,253)	(1,489)
Net income	2,923	2,249	7,962	13,179
Less: net income attributable to non-controlling interests	(1,565)	(1,515)	(4,309)	(1,515)
Net income attributable to Silvercrest	$1,358	$734	$3,653	$11,664
Net income per share/unit:
Basic	$0.18	$0.14	$0.48	$1.34
Diluted	$0.18	$0.14	$0.48	$1.31
Weighted average shares/units outstanding:
Basic	7,583,911	5,363,493	7,544,443	8,716,686
Diluted	7,583,911	5,363,493	7,544,443	8,873,877

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity/Partners’ Deficit

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Partners’ Capital	Excess of Liabilities, Redeemable Partners’ Capital and Partners’ Capital over Assets	Total Partners’ Deficit
January 1, 2013	—	$—	—	$—	$—	$—	$—	$—	$—	$47,904	$(108,374)	$(60,470)
Contribution from partners	—	—	17	—	—	—	—	165	165	—	455	455
Distributions to partners	—	—	—	—	—	—	—	(1,427)	(1,427)	(4,036)	(23,864)	(27,900)
Accrued partner incentive distributions	—	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Redemptions of partners’ interests	—	—	(14)	—	—	—	—	(190)	(190)	—	(5,561)	(5,561)
Equity-based compensation	—	—	—	—	—	—	—	227	227	—	1,024	1,024
Reclassification of equity-based awards due to elimination of redemption feature	—	—	—	—	—	—	—	—	—	—	824	824
Net Income	—	—	—	—	—	734	734	1,515	2,249	2,827	8,102	10,929
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(18)	(18)	—	—	—
Issuance of Class A shares in IPO	5,509	55	—	—	55,214	—	55,269	—	55,269	—	—	—
Reorganization of equity structure	—	—	10,000	100	—	—	100	12,683	12,783	(46,695)	133,394	86,699
Purchase of Class B units of SLP	—	—	(3,541)	(35)	(30,881)	—	(30,916)	(4,484)	(35,400)	—	—	—
Initial establishments of deferred tax assets, net amounts payable under tax receivable agreement	—	—	—	—	9,072	—	9,072	—	9,072	—	—	—
September 30, 2013	5,509	$55	6,462	$65	$33,405	$734	$34,259	$8,471	$42,730	$—	$—	$—
January 1, 2014	7,523	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165	$—	$—	$—
Distributions to partners	—	—	—	—	—	—	—	(5,244)	(5,244)	—	—	—
Redemption of partner’s interest	—	—	(23)	—	—	—	—	(376)	(376)	—	—	—
Repayment of notes receivable from members	—	—	—	—	—	—	—	833	833	—	—	—
Equity-based compensation	—	—	264	3	—	—	3	1,444	1,446	—	—	—
Net Income	—	—	—	—	—	3,653	3,653	4,309	7,962	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(47)	(47)	—	—	—
Share conversion	136	2	(136)	(2)	319	—	319	(296)	23	—	—	—
Deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	(185)	—	(185)	—	(185)	—	—	—
Dividends paid on Class A common stock - $0.36 per share	—	—	—	—	—	(2,724)	(2,724)	—	(2,724)	—	—	—
September 30, 2014	7,658	$77	4,570	$46	$39,137	$3,028	$42,288	$7,566	$49,854	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$7,962	$13,179
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	848	1,207
Depreciation and amortization	1,489	1,455
Deferred rent	(320)	(335)
Provision for doubtful accounts	227	—
Deferred income taxes	1,830	44
Non-cash interest on notes receivable from partners	(47)	(62)
Distributions received from investment funds	3	1,900
Other	4	(4)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(175)	(227)
Prepaid expenses and other assets	1,682	(561)
Accounts payable and accrued expenses	(2,280)	80
Accrued compensation	(1,250)	3,003
Other liabilities	647	33
Interest payable on notes payable	249	235
Net cash provided by operating activities	10,869	19,947
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$435	$(57)
Acquisition of furniture, equipment and leasehold improvements	(337)	(73)
Earn-outs paid related to acquisitions completed before January 1, 2009	(1,679)	(703)
Acquisition of Ten-Sixty Asset Management, LLC	—	(2,500)
Net cash used in investing activities	(1,581)	(3,333)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(511)	$(462)
Borrowings under revolving credit facility	—	7,000
Payments under revolving credit facility	—	(2,000)
Contributions from partners	—	165
Redemptions of partners’ interests	(270)	(451)
Repayments of notes payable	(421)	(704)
Payments on capital leases	(38)	(14)
Distributions to partners	(5,244)	(29,327)
Offering costs	—	(1,420)
Dividends paid on Class A common stock	(2,724)	—
Payments from partners on notes receivable	741	887
Purchase of Class B units from partners of Silvercrest LP	—	(35,365)
Sale and issuance of Silvercrest Asset Management Group Inc. Class A common stock	—	56,689
Net cash used in financing activities	(8,467)	(5,002)
Net increase in cash and cash equivalents	821	11,612
Cash and cash equivalents, beginning of period	27,122	13,443
Cash and cash equivalents, end of period	$27,943	$25,055

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(continued)

	Nine months ended September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$4,308	$1,067
Interest	133	73
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued as capital contributions to Silvercrest L.P.	$—	$455
Accrual of partner incentive distributions	—	6,000
Issuance of notes for redemption of partnership interest	—	5,300
Common stock surrendered	92	—
Issuance of notes payable for acquisition of Ten-Sixty Asset Management, LLC	—	1,592
Recognition of deferred tax assets as a result of IPO	11	12,806
Recognition of tax receivable agreement liability	—	3,734
Asset acquired under capital lease	321	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of and for the Three and Nine Months ended September 30, 2014 and 2013

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

Reorganization and Initial Public Offering

Pursuant to a reorganization agreement effective on June 26, 2013, Silvercrest became the sole general partner in Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,658,010 Class A units or approximately 63% of the economic interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

The portion of operating results included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013 that relates to the six months ended June 30, 2013 and the portion of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 that relates to the six months ended June 30, 2013 are those of SLP, the Company’s accounting predecessor.

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
—

Silvercrest entered into a tax receivable agreement with each limited partner of SLP to return 85% of the tax benefits, estimated to be $15,897 as of September 30, 2014, that it receives as a result of its ability to step up its tax basis in the partnership units of SLP that it acquired from partners of SLP;

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

The Class B units (previously limited partnership units) of SLP, which are held by principals, were modified to eliminate a cash redemption feature. Prior to the reorganization, the terms of the limited partnership units included call and put rights to redeem the units from a holder whose employment by SLP had been terminated. As a result of the redemption feature, SLP was required to account for the limited partnership units held by employee-partners as temporary equity. At the time of the reorganization and as a result of the elimination of the redemption feature, SLP reclassified the redeemable equity of its limited partners to permanent equity. Any deferred equity units that were unvested at the time of the reorganization will continue to be reflected as share-based payment awards and will be expensed as compensation over the remaining vesting period (see Note 16, “Equity-Based Compensation”).

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

Diluted weighted average units outstanding for the three and nine months ended September 30, 2013 includes 237,089 performance units which are conditionally issuable units that would be issuable if September 30, 2013 was the end of the contingency period.  The portion of Basic and Diluted Earnings per share for the nine months ended September 30, 2013 that relates to the six months ended June 30, 2013 are presented on a historic basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the three and nine months ended September 30, 2014. The portion of the Condensed Consolidated Financial Statements for the nine months ended September 30, 2013 that relate to the six months ended June 30, 2013 are of the Company’s accounting predecessor, SLP, and its consolidated subsidiaries.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2013 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2014 or any future period.

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

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds over which the general partner or equivalent is presumed to have control. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (VIE). None of the funds for which SLP is the general partner met the definition of a VIE during the three and  nine months ended September 30, 2014 and 2013, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

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

As of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, all of the funds for which SLP was the general partner had substantive “kick-out” rights and therefore neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2014, Silvercrest holds approximately 63% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues, expenses and other income reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, equity-based compensation, accounting for income taxes, the useful lives of long-lived assets and other matters that affect the Condensed Consolidated Financial Statements and related disclosures.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2014 and December 31, 2013. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which consist of Level I and Level II securities. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2014 or 2013.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which provided new accounting guidance on testing goodwill for impairment. The enhanced guidance provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity-specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance was effective for the Company as of January 1, 2012. The Company utilized this option when performing its annual impairment assessment in 2013 and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

The Company has one reporting unit at September 30, 2014 and December 31, 2013. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2014 and 2013.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of depreciation and amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

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

Redeemable Partnership Units

Prior to the reorganization, redeemable partnership units in SLP consisted of units issued to its founders and those purchased by certain of its employees. These capital units entitled the holder to a share of the distributions of SLP. Units were subject to certain redemption features. Upon the termination of employment of the terminated employee, as defined, SLP had a right to call the units. In addition, the terminated employee had a right to put the units to SLP upon termination or death, provided the terminated employee had complied with certain restrictions, as described in SLP’s Second Amended and Restated Limited Partnership Agreement. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired upon the consummation of the IPO.  Subsequent to the completion of the reorganization and IPO, if a principal of SLP is terminated for cause, SLP has the right to redeem all of the vested Class B units collectively held by the principal and his or her permitted transferees for a purchase price equal to the lesser of (i) the aggregate capital account balance in SLP of the principal and his or her permitted transferees and (ii) the purchase price paid by the terminated principal to first acquire the Class B units.

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

Class B Common Stock

Shares of the Company’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, the Company will issue the holder one share of its Class B common stock in exchange for the payment of its par value. Each share of the Company’s Class B common stock will be redeemed for its par value and cancelled by the Company if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP and the terms of the Silvercrest Asset Management Group Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”). The Company’s Class B stockholders will be entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B stockholders will not participate in any dividends declared by the Company’s board of directors. Upon the Company’s liquidation, dissolution or winding-up, or the sale of all, or substantially all, of its assets, Class B stockholders only will be entitled to receive the par value of the Company’s Class B common stock.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

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

3. ACQUISITIONS

Milbank:

On November 1, 2011, the Company acquired certain assets of Milbank. A fair value adjustment to contingent purchase price consideration of $0 and $148 was recorded during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  The Company has a liability of $784 and $1,295 related to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of September 30, 2014 and December 31, 2013, respectively, for contingent consideration. During the nine months ended September 30, 2014 and 2013, the Company made contingent purchase price payments to Milbank of $511 and $462, respectively.

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

Pro Forma Nine Months Ended September 30, 2013
Total Revenue	$43,122
Net Income	$13,231

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $100 and $103 as of September 30, 2014 and December 31, 2013, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2014 and 2013, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2008.

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

At September 30, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At September 30, 2014 and December 31, 2013, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$27,943	$27,943	$27,122	$27,122
Restricted Certificates of Deposit and Escrow	$586	$586	$1,021	$1,021	Level 1	(1)

Financial liabilities:
Notes Payable	$8,127	$8,127	$8,303	$8,303	Level 2	(2)
Borrowings Under Revolving Credit Agreement	$3,000	$3,000	$3,000	$3,000	Level 2	(2)
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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2014 and December 31, 2013:

	2014	2013
Management and advisory fees receivable	$3,172	$1,973
Unbilled receivables	2,312	3,741
Other receivables	2	30
Receivables	5,486	5,744
Allowance for doubtful receivables	(405)	(339)
Receivables, net	$5,081	$5,405

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2014 and December 31, 2013:

	2014	2013
Leasehold improvements	$3,690	$3,679
Furniture and equipment	4,304	3,672
Artwork	360	345
Total cost	8,354	7,696
Accumulated depreciation and amortization	(6,193)	(5,783)
Furniture, equipment and leasehold improvements, net	$2,161	$1,913

Depreciation expense for the three months ended September 30, 2014 and 2013 was $147 and $100, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $410 and $299, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	2014	2013
Beginning
Gross balance	$37,446	$33,306
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,031	15,891
Purchase price adjustments from earnouts	(23)	1,795
Acquisition of Ten-Sixty	─	2,345
Ending
Gross balance	37,423	37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$20,008	$20,031

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of September 30, 2014 and December 31, 2013:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, September 30, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(913)	(166)	(1,079)
Balance, September 30, 2014	(6,323)	(1,390)	(7,713)
Net book value	$11,237	$273	$11,510
Cost
Balance, January 1, 2013	$15,910	$1,566	$17,476
Acquisition of certain assets of Ten-Sixty	1,650	97	1,747
Balance, December 31, 2013	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2013	(4,238)	(875)	(5,113)
Amortization expense	(1,172)	(349)	(1,521)
Balance, December 31, 2013	(5,410)	(1,224)	(6,634)
Net Book Value	$12,150	$439	$12,589

Amortization expense related to intangible assets was $360 and $402 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense related to intangible assets was $1,079 and $1,156 for the nine months ended September 30, 2014 and 2013, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2014 (remainder of)	$343
2015	1,291
2016	1,236
2017	1,135
2018	1,001
Thereafter	6,504
Total	$11,510

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of September 30, 2014 and December 31, 2013, no amount had been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of September 30, 2014 and December 31, 2013, $3,000 of principal was outstanding under the revolving credit loan.

The interest rate on the revolving credit loan as of September 30, 2014 was 3.75%.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans for the three months ended September 30, 2014 and 2013 was $38 and $70, respectively. Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans for the nine months ended September 30, 2014 and 2013 was $112 and $72, respectively.

Notes Payable

The following is a summary of notes payable:

	September 30, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,475
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	5,300
Interest payable		352
Total, September 30, 2014		$8,127

	December 31, 2013
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,665
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	5,486
Interest payable		152
Total, December 31, 2013		$8,303

The carrying value of notes payable approximates fair value. The variable rate notes are based on a multiple of the U.S. Prime Rate.

As of September 30, 2014, future principal amounts payable under the fixed and variable rate notes are as follows:

2014 (remainder of)	$2,243
2015	2,314
2016	1,751
2017	1,467
Total	$7,775

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2014 and 2013 amounted to $938 and $893, respectively. The Company received sub-lease income from subtenants during the three months ended September 30, 2014 and 2013 of $91 and $180, respectively. Therefore, for the three months ended September 30, 2014 and 2013, net rent expense amounted to $847 and $713, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

Rent expense charged to operations for the nine months ended September 30, 2014 and 2013 amounted to $2,736 and $2,654, respectively. The Company received sub-lease income from subtenants during the nine months ended September 30, 2014 and 2013 of $287 and $653, respectively. Therefore, for the nine months ended September 30, 2014 and 2013, net rent expense amounted to $2,449 and $2,001, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $2,023 that were reduced to $1,013 on August 31, 2010 and to $586 on August 31, 2014. The Company expects a further reduction of $80 to its letter of credit on its New York City lease.  The letter of credit is collateralized by a certificate of deposit in an equal amount.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.

Future minimum lease payments and rentals under lease agreements which expire through 2019 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2014	$935	$(122)	$813
2015	3,693	(426)	3,267
2016	3,646	(426)	3,220
2017	2,838	(328)	2,510
2018	60	—	60
Thereafter	36	—	36
Total	$11,208	$(1,302)	$9,906

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during the nine months ended September 30, 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   The aggregate principal balance of capital leases was $301 and $19 as of September 30, 2014 and December 31, 2013, respectively and is included in other liabilities in the Condensed Consolidated Statements of Financial Condition.

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to

January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $1,679 (which was accrued as of December 31, 2013) and $703 were made during the nine months ended September 30, 2014 and 2013, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition were accrued when the contingency was resolved. The total accrual for these payments for the nine months ended September 30, 2014 and 2013 was $0 and $139, respectively, which was recorded as compensation expense in the Condensed Consolidated Statements of Operations.

11. STOCKHOLDERS’ EQUITY

Prior to the reorganization described in Note 1, Silvercrest was a private company. SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Prior to the reorganization, all distributions were treated as equity transactions and recorded in the consolidated financial statements on the payment date. Partnership distributions totaled $1,248 and $5,244, for the three and nine months ended September 30, 2014, respectively.  Partnership distributions totaled $1,427 and $29,327 for the three and nine months ended September 30, 2013, respectively. Distributions paid or accrued prior to June 30, 2013 are included in partners’ capital and excess of liabilities, redeemable partners’ capital and partners’ capital over assets, respectively, in the Condensed Consolidated Statements of Changes in Stockholders’ Equity/Partners’ Deficit. Distributions accrued and paid subsequent to June 30, 2013 are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

SLP distributed $10,000 to its existing partners prior to the consummation of the IPO.

Prior to the reorganization and pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations were treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2014 and 2013 amounted to $14,206 and $12,104, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity/Partners’ Deficit for the nine months ended September 30, 2014 and 2013. As part of the reorganization, partner incentive distributions for the six months ended June 30, 2013 were treated as an equity transaction and accrued and recorded in accrued compensation in the Condensed Consolidated Statements of Financial Condition. Subsequent to the consummation of the IPO, Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the nine months ended September 30, 2014 and the three months ended September 30, 2013, SLP accrued partner incentive allocations of $13,062 and $3,175, respectively, which is included in accrued compensation in the Condensed Consolidated Statements of Financial Condition.

The pre-IPO partners of SLP received Silvercrest shares in connection with the reorganization and IPO, as described below.

Silvercrest—Stockholders’ Equity

As described in Note 1, Silvercrest’s equity structure was modified in connection with the IPO-related reorganization.

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2014
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,658,010	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,570,413	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.

(2)	Each share of Class B common stock is entitled to one vote per share.
(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,570,413 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP, and 52,188 deferred equity units exercisable for Class B units of SLP, which represents the right to receive additional proportions of the distributions made by SLP. The 52,188 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

In connection with the reorganization and IPO described in Note 1, “Reorganization and Initial Public Offering”, Silvercrest issued the following shares on the date of the reorganization:

Class A Common Stock

Silvercrest issued 4,790,684 shares of Class A common stock in the IPO. Each Class B unit of SLP acquired by the Company with proceeds from the IPO immediately converted to a Class A unit. Class A units have the same rights as Class B units. During July 2013, the Company issued 718,603 shares of Class A common stock pursuant to the underwriters’ exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its IPO. During November 2013, 2,013,677 Class B units were automatically exchanged for Class A common stock upon the death of the Company’s former Chief Executive Officer and as per the terms of an exchange agreement entered into with the Company’s principal, a corresponding amount of Class B common stock was redeemed by the Company.  During May 2014, 1,297 Class B units were exchanged for Class A common stock upon the resignation of a partner.  During the quarter ended September 30, 2014 limited partners elected to exchange 133,739 Class B units for Class A shares pursuant to the terms of the resale and registration rights agreement between the Company and its principals.

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2014		4,464,617
Class B common stock repurchased and cancelled	February 2014	(16,530)
Class B common stock issued upon vesting of deferred equity units	February 2014	261,958
Class B common stock surrendered and cancelled	May 2014	(5,893)
Class B common stock exchanged for Class A common stock	Q3 2014	(133,739)
Class B common shares outstanding - September 30, 2014		4,570,413

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

In May 2014, a former partner surrendered 5,893 shares of Class B common stock at a price equal to the par value thereof in connection with the surrender of a like number of Class B Units from such former partner at a price of $17.73 per share. 4,596 shares of the Class B common stock were surrendered in settlement of an outstanding note receivable in the amount of $81 from the former partner.

During the three months ended September 30, 2014, the Company redeemed from existing limited partners 133,739 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement.

The total amount of shares of Class B common stock outstanding and held by principals equals the number of Class B units those individuals hold in SLP. Shares of Silvercrest’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, Silvercrest will issue to the holder one share of its Class B common stock in exchange for the payment of its par value. Each share of Silvercrest’s Class B common stock will be redeemed for its par value and cancelled by Silvercrest if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP, the terms of the 2012 Equity Incentive Plan of Silvercrest, or otherwise.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Beginning balance	$3,052	$3,410
Repayment of notes	(833)	(887)
Interest accrued and capitalized on notes receivable	48	74
New notes receivable issued to partners	—	455
Ending balance	$2,267	$3,052

Full recourse notes receivable from partners as of September 30, 2014 and December 31, 2013 are $968 and $1,671, respectively. Limited recourse notes receivable from partners as of September 30, 2014 and December 31, 2013 are $1,299 and $1,381, respectively. There is no allowance for credit losses on notes receivable from partners as of September 30, 2014 and December 31, 2013.

13. RELATED PARTY TRANSACTIONS

During 2014 and 2013, the Company provided services to the domesticated Silvercrest Hedged Equity Fund LP (formed in 2011 and formerly Silvercrest Hedged Equity Fund), Silvercrest Hedged Equity Fund (International), Silvercrest Hedged Equity Fund Ltd (formed in 2011 and includes ERISA investors of Silvercrest Hedged Equity Fund LP), the domesticated Silvercrest Emerging Markets Fund LP (formed in 2011 and formerly Silvercrest Emerging Markets Fund), Silvercrest Emerging Markets Fund (International), Silvercrest Emerging Markets Fund Ltd (formed in 2011 and includes ERISA investors of Silvercrest Emerging Markets Fund LP), Silvercrest Market Neutral Fund (currently in liquidation), Silvercrest Market Neutral Fund (International) (currently in liquidation), Silvercrest Municipal Advantage Portfolio A LLC, Silvercrest Municipal Advantage Portfolio P LLC, the domesticated Silvercrest Strategic Opportunities Fund LP (formed in 2011 and formerly Silvercrest Strategic Opportunities Fund), the Silvercrest Strategic Opportunities Fund (International) (terminated in 2011), the Silvercrest Jefferson Global Fund, LP (formed in 2014) and the Silvercrest Global Growth Fund, Ltd. (formed in 2014) . These entities operate as feeder funds investing through master-feeder structures except for Silvercrest Hedged Equity Fund LP, Silvercrest Hedged Equity Fund Ltd, Silvercrest Emerging Markets Fund LP, Silvercrest Emerging Markets Fund Ltd and Silvercrest Strategic Opportunities Fund LP which operate and invest as stand-alone funds.

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

For the three months ended September 30, 2014 and 2013 the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $2,319 and $2,211, respectively, and performance fees and allocations of $0 and $14, respectively, which is included in performance fees in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2014 and 2013 the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $6,755 and $6,690, respectively, and performance fees and allocations of $0 and $17, respectively, which is included in performance fees in the Condensed Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, the Company was owed $2,926 and $2,653, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2014 and 2013, the Company earned advisory fees of $151 and $126, respectively, from assets managed on behalf of certain of its partners. For the nine months ended September 30, 2014 and 2013, the Company earned advisory fees of $432 and $331, respectively, from assets managed on behalf of certain of its partners. As of September 30, 2014 and December 31, 2013, the Company is owed approximately $78 from certain of its partners, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2014, the Company had net deferred tax assets of $23,646, which is recorded as a non-current deferred tax asset of $23,815 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $65 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $104 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2014, $64 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in the prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Position, respectively.

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

The current tax expense was $990 and $546 for the three months ended September 30, 2014 and 2013, respectively. Of the amount for the three months ended September 30, 2014, $720 relates to Silvercrest’s corporate tax expense, $268 relates to SLP’s UBT liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended September 30, 2014 and 2013 was $475 and $277, respectively. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2014 and 2013 is $1,465 and $823, respectively.

The current tax expense was $1,774 and $1,138 for the nine months ended September 30, 2014 and 2013, respectively. Of the amount for the nine months ended September 30, 2014, $806 relates to Silvercrest’s corporate tax expense, $963 relates to SLP’s UBT liability and $5 relates to SFS’s corporate tax expense.  The deferred tax expense for the nine months ended September 30, 2014 and 2013 was $2,479 and $351, respectively. When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2014 and 2013 is $4,253 and $1,489, respectively.

The current expense increased from the comparable period for 2013 mainly due to corporate taxes at Silvercrest, which did not previously exist and increased profitability during 2014. The deferred expense difference is attributable primarily to the movement in deferred tax accounts with respect to various intangible assets and other book-tax differences relate to Silvercrest’s acquisition of partnership units of SLP between 2013 and 2014. The deferred tax expense for the nine months ended September 30, 2014 includes the impact of future statutory corporate tax rates in New York State.

Of the total current tax expense for the nine months ended September 30, 2014, $370 relates to non-controlling interests.  Of the deferred tax expense for the three months ended September 30, 2014, $9 relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2014 related to non-controlling interests is $379.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2014, the Company’s U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination.

The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

15. REDEEMABLE PARTNERSHIP UNITS

Before the reorganization and consummation of the Company’s IPO, upon the termination of employment, SLP had a right to call the terminated employee’s partnership units. In addition, the terminated employee also had a right to put the partnership units back to SLP upon termination or death, provided the terminated employee had complied with certain restrictions as described in SLP’s Second Amended and Restated Limited Partnership Agreement. With respect to the two founders of SLP, their estate, heirs or other permitted related parties could not require SLP to redeem their units prior to April 1, 2013. In accordance with the provisions of SLP’s Second Amended and Restated Limited Partnership Agreement, the put described above expired upon the consummation of the Company’s reorganization.

Subsequent to the completion of the Company’s IPO, if a principal of SLP is terminated for cause, SLP would have the right to redeem all of the vested Class B units collectively held by the principal and his or her permitted transferees for a purchase price equal to the lesser of (i) the aggregate capital account balance in SLP of the principal and his or her permitted transferees and (ii) the purchase price paid by the terminated principal to first acquire the Class B units.

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

Distributions related to Deferred Equity Units that are paid to partners are charged to non-controlling interests after the consummation of the IPO and excess of liabilities, redeemable partners’ capital and partners’ capital over assets prior to the IPO. Distributions related to the unvested portion of Deferred Equity Units that are assumed to be forfeited are recognized as compensation expense because these distributions are not required to be returned by partners to SLP upon forfeiture.

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

Prior to the Company’s IPO, all Deferred Equity Units were considered to be liability awards and were adjusted to fair value at the end of each reporting period. After the consummation of the IPO, only the portion of Deferred Equity Units that can be settled in cash are considered to be liability awards and are adjusted to fair value at the end of each reporting period.

For the three months ended September 30, 2014 and 2013, the Company recorded compensation expense related to such units of $74 and $431, respectively, of which $22 and $51, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. For the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense related to such units of $848 and $1,468, respectively, of which $87 and $189, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0, $1, $2 and $7 for the three and nine months ended September 30, 2014 and 2013, respectively, and are part of total compensation expense for the three and nine months then ended. During the nine months ended September 30, 2014 and 2013, $30 and $261, respectively, of vested Deferred Equity Units were settled in cash. As of September 30, 2014 and December 31, 2013, there was $297 and $906, respectively, of estimated unrecognized compensation expense related to unvested awards. As of September 30, 2014 and December 31, 2013, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.60 and 1.16 years, respectively. The unit and per unit amounts below have been converted in connection with the reorganization of SLP, whereby, SLP completed a unit distribution of 19.64 units for each unit outstanding (excluding deferred equity units) as of the date of the consummation of the IPO.

A summary of these equity grants by the Company as of September 30, 2014 and 2013 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2014	175,298	$12.00	$17.05	238,371	$3.75
Granted	—	—	—	—	—
Vested	(123,110)	(12.00)	(16.81)	(140,549)	—
Forfeited	—	—	—	(851)	—
Balance at September 30, 2014	52,188	$12.00	$13.62	96,971	$3.75

Balance at January 1, 2013	329,757	—	$10.47	257,787	$3.27
Granted	—	—	—	—	—
Vested	(133,863)	—	(12.00)	—	—
Forfeited	(4,066)	—	(12.00)	(13,121)	(3.75)
Balance at September 30, 2013	191,828	$12.00	$13.63	244,666	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2014, 1,670,960 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

The purposes of the 2012 Equity Incentive Plan are to (i) align the long-term financial interests of the Company’s employees, directors, consultants and advisers with those of the Company’s stockholders; (ii) attract and retain those individuals by providing compensation opportunities that are consistent with the Company’s compensation philosophy; and (iii) provide incentives to those individuals who contribute significantly to the Company’s long-term performance and growth. To accomplish these purposes, the 2012 Equity Incentive Plan provides for the grant of units of SLP. The 2012 Equity Incentive Plan also provides for the grant of stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock units, performance-based stock awards and other stock-based awards (collectively, stock awards) based on the Company’s Class A common stock. Awards may be granted to employees, including officers, members, limited partners or partners who are engaged in the business of one or more of the Company’s subsidiaries, as well as non-employee directors and consultants.

It is anticipated that awards under the 2012 Equity Incentive Plan granted to the Company’s employees will be in the form of units of SLP that will not vest until a specified period of time has elapsed, or other vesting conditions have been satisfied as determined by the Compensation Committee of the Company’s board of directors, and which may be forfeited if the vesting conditions are not met. During the period that any vesting restrictions apply, unless otherwise determined by the Compensation Committee, the recipient of the award will be eligible to participate in distributions of income from SLP. In addition, before the vesting conditions have been satisfied, the transferability of such units is generally prohibited and such units will not be eligible to be exchanged for cash or shares of the Company’s Class A common stock.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2014 and 2013, Silvercrest made matching contributions of $16 and $11, respectively, for the benefit of employees. For the nine months ended September 30, 2014 and 2013, Silvercrest made matching contributions of $49 and $44, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2014 and 2013, the Company utilized “soft dollar” credits of $263 and $248, respectively. For the nine months ended September 30, 2014 and 2013, the Company utilized “soft dollar” credits of $790 and $744, respectively.

19. SUBSEQUENT EVENTS

On June 3, 2013, Silvercrest redeemed units from two former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such note. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was assessing whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, Silvercrest and the two former principals agreed to certain reductions, totaling $1,722, in their respective promissory notes, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 are payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a premier, full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and endowments, foundations and other institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. Our assets under management declined 1.8% from $16.7 billion to $16.4 billion during the three months ended September 30, 2014, and grew 5.0% from $13.9 billion to $14.6 billion during the three months ended September 30, 2013. Our assets under management grew 4.5% from $15.7 billion to $16.4 billion during the nine months ended September 30, 2014, and grew 30.4% from $11.2 billion to $14.6 billion during the nine months ended September 30, 2013.

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. Following the completion of the reorganization of Silvercrest L.P., as the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37.4% partnership interest in Silvercrest L.P. as of September 30, 2014 are reflected in non-controlling interests in our condensed consolidated financial statements. As a result of the reorganization that was completed at the end of the second quarter of 2013, the results of operations and cash flows for the six months ended June 30, 2013 are those of Silvercrest L.P. For the nine months ended September 30, 2014, our net income, after amounts attributable to non-controlling interests, represents approximately 62.6% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2014	2013	2014	2013
Revenue	$17,817	$14,737	$51,763	$42,894
Income before other income (expense), net	$4,476	$3,187	$12,514	$14,785
Net income	$2,923	$2,249	$7,962	$13,179
Net income attributable to Silvercrest	$1,358	$734	$3,653	$11,664
Adjusted EBITDA (1)	$5,292	$4,286	$15,381	$12,816
Adjusted EBITDA margin (2)	29.7%	29.1%	29.7%	29.9%
Assets under management at period end (billions)	$16.4	$14.6	$16.4	$14.6
Average assets under management (billions) (3)	$16.6	$14.3	$16.1	$12.9
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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Ended September 30,
(in billions)	2014	2013	2014	2013
AUM concentrated in Discretionary Managed Accounts	$10.1	$8.2	$10.1	$8.2
Average AUM For Discretionary Managed Accounts	$10.2	$7.9	$9.7	$7.5
Discretionary Managed Accounts Revenue (in millions)	$14.5	$11.4	$41.7	$32.6
Percentage of management and advisory fees revenue	86%	84%	86%	83%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Ended September 30,
(in billions)	2014	2013	2014	2013
AUM concentrated in Private Funds	$1.0	$1.0	$1.0	$1.0
Average AUM For Private Funds	$1.0	$1.0	$1.0	$1.0
Private Funds Revenue (in millions)	$2.3	$2.2	$6.8	$6.7
Percentage of management and advisory fees revenue	14%	16%	14%	17%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.41% and 0.41% for the three months ended September 30, 2014 and 2013, respectively and 0.40% and 0.44% for the nine months ended September 30, 2014 and 2013, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee decreased for the nine months ended September 30, 2014 as compared with the same period in the prior year as a result of increased non-discretionary assets under management which is associated with either flat-fee or low-basis assets.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the nine months ended September 30, 2014 and 2013. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cash compensation and benefits (1)	$9,885	$7,956	$28,582	$18,293
Distributions on liability awards (2)	─	2	1	13
Non-cash equity-based compensation expense	74	430	848	1,207
Total compensation expense	$9,959	$8,388	$29,431	$19,513
(1)	For the three and nine months ended September 30, 2014, $4,622 and $13,062, respectively, of partner incentive payments were included in cash compensation and benefits expense.
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

Non-Controlling Interests

After the reorganization of Silvercrest L.P., we became its general partner and control its business and affairs and, therefore, consolidate its financial results with ours. In light of the limited partners’ interest in Silvercrest L.P., we reflect their partnership interests as non-controlling interests in our Condensed Consolidated Financial Statements.

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

Acquisition

On March 28, 2013, we acquired certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition expands our hedge fund due diligence capabilities and continues the growth of our institutional business. Under the terms of the asset purchase agreement, we paid cash consideration at closing of $2.5 million and issued a promissory note to Ten-Sixty for $1.5 million subject to adjustment. As of September 30, 2014, the aggregate principal amount of the promissory note is approximately $0.9 million which is payable in quarterly installments from December 31, 2014 through March 31, 2017 of $0.1 million each.

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2014 and 2013 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Management and advisory fees	$16,816	$13,516	$3,300	24.4%
Performance fees and allocations	─	14	(14)	-100.0%
Family office services	1,001	1,207	(206)	-17.1%
Total revenue	$17,817	$14,737	$3,080	20.9%

	For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Management and advisory fees	$48,487	$39,245	$9,242	23.5%
Performance fees and allocations	─	17	(17)	-100.0%
Family office services	3,276	3,632	(356)	-9.8%
Total revenue	$51,763	$42,894	$8,869	20.7%

The change in our assets under management during the three and nine months ended September 30, 2014 and 2013 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of June 30, 2013	$8.6	$5.3	$13.9
Gross client inflows	0.7	0.1	0.8
Gross client outflows	(0.5)	(0.1)	(0.6)
Market appreciation	0.4	0.1	0.5
As of September 30, 2013	$9.2	$5.4	$14.6 (1)

As of June 30, 2014	$11.1	$5.6	$16.7
Gross client inflows	0.8	0.1	0.9
Gross client outflows	(0.6)	(0.1)	(0.7)
Market depreciation	(0.2)	(0.3)	(0.5)
As of September 30, 2014	$11.1	$5.3	$16.4 (1)

As of January 1, 2013	$8.0	$3.1	$11.2
Gross client inflows	2.8	2.2	5.0
Gross client outflows	(2.6)	(0.4)	(3.1)
Market appreciation	1.0	0.5	1.5
As of September 30, 2013	$9.2	$5.4	$14.6 (1)

As of January 1, 2014	$10.1	$5.6	$15.7
Gross client inflows	2.5	0.4	2.9
Gross client outflows	(1.8)	(0.4)	(2.2)
Market appreciation/(depreciation)	0.3	(0.3)	─
As of September 30, 2014	$11.1	$5.3	$16.4 (1)
(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of 9/30/14

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	15.1	21.9	14.4	6.3	8.1
Russell 1000 Value Index		18.9	23.9	15.3	4.8	7.1

Small Cap Value Composite	4/1/02	4.8	22.3	15.8	11.1	10.9
Russell 2000 Value Index		4.1	20.6	13.0	5.1	7.8

Smid Cap Value Composite	10/1/05	9.0	21.6	14.3	7.9	9.2
Russell 2500 Value Index		9.9	22.8	15.2	6.6	7.3

Multi Cap Value Composite	7/1/02	14.4	22.9	15.8	8.0	9.3
Russell 3000 Value Index		17.7	23.7	15.1	4.8	8.1

Equity Income Composite	12/1/03	15.3	22.0	16.1	9.4	11.9
Russell 3000 Value Index		17.7	23.7	15.1	4.8	8.3

Focused Value Composite	9/1/04	14.5	23.8	14.8	8.3	10.9
Russell 3000 Value Index		17.7	23.7	15.1	4.8	7.9

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

The Russell 1000 Index is a capitalization-weighted, unmanaged index that measures the 1000 largest companies in the Russell 3000. The Russell 1000 Value Index is a capitalization-weighted, unmanaged index that includes those Russell 1000 Index companies with lower price-to-book ratios and lower expected growth values.

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

The following chart shows the performance of our Company’s basic asset allocation model portfolio:

MODEL PORTFOLIO PERFORMANCE

as of 9/30/14

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Income Portfolio	5-1-03	7.6	9.8	7.7	5.4	6.8
25/45/30% S&P 500, Barclays Aggregate, HFRI FOF Comp		8.7	8.2	6.9	4.6	6.0
Balanced Portfolio	5-1-03	8.7	12.5	9.4	5.7	7.9
50/30/20% S&P 500, Barclays Aggregate, HFRI FOF Comp		12.4	13.0	9.9	5.5	7.3
Growth Portfolio	5-1-03	9.1	17.0	12.3	5.8	9.1
80/10/10% S&P 500, Barclays Aggregate, HFRI FOF Comp		16.9	19.0	13.4	5.9	8.5

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

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Our total revenue increased by $3.1 million, or 20.9%, to $17.8 million for the three months ended September 30, 2014, from $14.7 million for the three months ended September 30, 2013. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $1.8 billion, or 12.3%, to $16.4 billion at September 30, 2014 from $14.6 billion at September 30, 2013. Compared to the three months ended September 30, 2013, there was an increase of $0.1 billion of client inflows, an increase of $0.1 billion in client outflows, and a decrease of $1.0 billion in market appreciation. Our market appreciation during the three months ended September 30, 2014 constituted a 3.0% rate of decrease in our total assets under management compared to June 30, 2014. Our decline in assets under management for the three months ended September 30, 2014 was attributable to a decrease of $0.3 billion in non-discretionary assets under management. The decline in our non-discretionary assets under management was primarily driven by market depreciation. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended September 30, 2014 compared to the prior period. Sub-advised fund management revenue decreased by $0.1 million for the three months ended September 30, 2014 as compared to the same period in the prior year. Proprietary fund management revenue increased by $0.1 million for the three months ended September 30, 2014 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 0.6% during the three months ended September 30, 2014, while fixed income assets decreased by 2.0% during the same period. For the three months ended September 30, 2014, most of our decline came from our equity income, SMID cap value and core international strategies with composite returns of (7.9)%, (7.8)% and (5.1)%, respectively. As of September 30, 2014, the composition of our assets under management was 68% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 32% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013
Total AUM as of June 30,	$16.7	$13.9

Discretionary AUM:
Total Discretionary AUM as of June 30,	11.1	8.6
New client accounts/assets	0.1	0.3	(1)
Closed accounts	─	─	(2)
Net cash inflow/(outflow)	─	(0.1)	(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market (depreciation)/appreciation	(0.1)	0.4
Change to Discretionary AUM	─	0.6
Total Discretionary AUM at September 30,	11.1	9.2
Change to Non-Discretionary AUM	(0.3)	0.1	(5)
Total AUM as of September 30,	$16.4	$14.6
(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Our total revenue increased by $8.9 million, or 20.7%, to $51.8 million for the nine months ended September 30, 2014, from $42.9 million for the nine months ended September 30, 2013. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $1.8 billion, or 12.3%, to $16.4 billion at September 30, 2014 from $14.6 billion at September 30, 2013. Compared to the nine months ended September 30, 2013, there was a decrease of $2.1 billion of client inflows, a decrease of $0.9 billion in client outflows, and a decrease of $1.5 billion in market appreciation.

For the nine months ended September 30, 2014 assets under management increased by $0.7 billion, or 4.5%, to $16.4 billion at September 30, 2014 from $15.7 billion at December 31, 2013. Our market appreciation during the nine months ended September 30, 2014 was flat compared to December 31, 2013. Our growth in assets under management for the nine months ended September 30, 2014 was attributable to an increase of $1.0 billion in discretionary assets under management, primarily related to the Richmond, VA office expansion. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the nine months ended September 30, 2014 compared to the prior year. Sub-advised fund management revenue increased by $0.2 million to $1.4 million for the nine months ended September 30, 2014 from $1.2 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition and the Richmond, VA office expansion. Proprietary fund management revenue remained flat at $5.4 million for the nine months ended September 30, 2014 and 2013. With respect to our discretionary assets under management, equity and fixed income assets experienced growth of 12.9% and 9.4%, respectively, during the nine months ended September 30, 2014. For the nine months ended September 30, 2014, most of our growth came from our Master Limited Partnership, equity income and large cap value strategies with composite returns of 28.5%, 15.6% and 15.4%, respectively. As of September 30, 2014, the composition of our assets under management was 68% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 32% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
Total AUM as of January 1,	$15.7	$11.2

Discretionary AUM:
Total Discretionary AUM as of January 1,	10.1	8.0
New client accounts/assets	0.6	0.5	(1)
Closed accounts	─	─	(2)
Net cash inflow/(outflow)	0.1	(0.3)	(3)
Non-discretionary to Discretionary AUM	─	0.1	(4)
Market appreciation	0.3	1.0
Change to Discretionary AUM	1.0	1.2
Total Discretionary AUM at September 30,	11.1	9.2
Change to Non-Discretionary AUM	(0.3)	2.3	(5)
Total AUM as of September 30,	$16.4	$14.6
(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the three and nine months ended September 30, 2014 and 2013 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Compensation and benefits (1)	$9,959	$8,388	$1,571	18.7%
General, administrative and other	3,382	3,162	220	7.0%
Total expenses	$13,341	$11,550	$1,791	15.5%

	For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Compensation and benefits (1)	$29,431	$19,513	$9,918	50.8%
General, administrative and other	9,818	8,596	1,222	14.2%
Total expenses	$39,249	$28,109	$11,140	39.6%
(3)	For the three and nine months ended September 30, 2014, $4,622 and $13,062, respectively, of partner incentive payments were included in cash compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2014 and 2013. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses.

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Total expenses increased by $1.8 million, or 15.5%, to $13.3 million for the three months ended September 30, 2014 from $11.5 million for the three months ended September 30, 2013. This increase was primarily attributable to increases in compensation and benefits expense of $1.6 million, as well as increases in general and administrative expenses of $0.2 million.

Compensation and benefits expense increased by $1.6 million, or 18.7%, to $10.0 million for the three months ended September 30, 2014 from $8.4 million for the three months ended September 30, 2013. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $1.4 million as a result of the recognition of partner incentive payments as compensation expense, an increase in accrued employee incentive bonuses of $0.3 million, an increase in accrued earnouts related to the Richmond, VA office expansion of $0.1 million and an increase in salaries expense of $0.1 million, as a result of both merit increases and increased headcount. This was partially offset by a decrease in equity-based compensation expense of $0.3 million primarily as a result of lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $0.2 million, or 7.0%, to $3.4 million for the three months ended September 30, 2014 from $3.2 million for the three months ended September 30, 2013. This increase was primarily due to an increase in occupancy and related expenses of $0.2 million as a result of a reduction subtenant rental income earned for the three months ended September 30, 2014 as compared to the same period in the prior year.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Total expenses increased by $11.1 million, or 39.6%, to $39.2 million for the nine months ended September 30, 2014 from $28.1 million for the nine months ended September 30, 2013. This increase was primarily attributable to increases in compensation and benefits expense and general and administrative expenses of $9.9 million and $1.2 million, respectively.

Compensation and benefits expense increased by $9.9 million, or 50.8%, to $29.4 million for the nine months ended September 30, 2014 from $19.5 million for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $9.8 million as a result of the recognition of partner incentive payments as compensation expense and an increase in salaries and benefits expense of $0.5 million and $0.2 million, respectively, as a result of both merit increases and increased headcount.  This was partially offset by decreased equity-based compensation expense of $0.6 million primarily due to lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $1.2 million, or 14.2%, to $9.8 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in occupancy expense of $0.5 million as a result of a reduction in subtenant rental income earned for the nine months ended September 30, 2014 as compared to the same period in the prior year, an increase in the provision for doubtful accounts of $0.2 million in conjunction with increased revenue levels, an increase in client reimbursement costs of $0.1 million, an increase in marketing costs of $0.1 million, an increase in business taxes of $0.1 million, an increase in sub-advisory fees of $0.1 and an increase in insurance costs of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Other income, net	$8	$29	$(21)	-72.4%
Interest income	17	36	(19)	-52.8%
Interest expense	(113)	(180)	67	37.2%
Total other (expense) income, net	$(88)	$(115)	$27	23.5%

	For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Other income, net	$16	$86	$(70)	-81.4%
Interest income	53	85	(32)	-37.6%
Interest expense	(368)	(288)	(80)	-27.8%
Total other (expense) income, net	$(299)	$(117)	$(182)	-155.6%

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

Other (expense) income, net increased by $27 thousand to other expense, net of ($88) thousand for the three months ended September 30, 2014 from other expense, net of ($115) thousand for the three months ended September 30, 2013 primarily due to a decrease in interest expense of $67 thousand. Interest expense decreased for the three months ended September 30, 2014 as compared to the prior year as a result of reduced borrowings under our credit facility and payments made on notes payable to former partners resulting in lower outstanding balances.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Other income (expense), net increased by $0.2 million to other expense, net of ($0.3) million for the nine months ended September 30, 2014 from other expense, net of ($0.1) million for the nine months ended September 30, 2013 primarily due to an increase in interest expense of $80 thousand as a result of borrowings under our credit facility, the issuance of a note related to the Ten-Sixty acquisition and notes issued to two former partners in conjunction with their share redemptions prior to our initial public offering.

Provision for Income Taxes

Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

The provision for income taxes was $1.5 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively. The change was a result of both the recognition of corporate income tax expense related to the change in our corporate structure and expense related to our tax receivable agreement, a projected increase in taxable income and an increase in the Class A percentage ownership. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2014 and 2013 was 33.4% and 26.8%, respectively.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

The provision for income taxes was $4.3 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. The change was a result of both the recognition of corporate income tax expense related to the change in our corporate structure and expense related to our tax receivable agreement, a projected increase in taxable income and an increase in the Class A common stock percentage ownership. Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2014 and 2013 was 34.8% and 10.2%, respectively.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of non-GAAP financial measure:
Net income	$2,923	2,249	$7,962	13,179
Provision for income taxes	1,465	823	4,253	1,489
Delaware Franchise Tax	45	—	135	—
Interest expense	113	180	368	288
Interest income	(29)	(36)	(53)	(85)
Partner incentive allocations (A)	—	—	—	(6,000)
Depreciation and amortization	507	501	1,489	1,455
Equity-based compensation	74	433	849	1,469
Other adjustments (B)	194	136	378	1,021
Adjusted EBITDA	$5,292	$4,286	$15,381	$12,816
Adjusted EBITDA Margin	29.7%	29.1%	29.7%	29.9%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$2,923	$2,249	$7,962	$13,179
GAAP Provision for income taxes	1,465	823	4,253	1,489
Delaware Franchise Tax	45	—	135	—
Partner incentive allocations (A)	—	—	—	(6,000)
Other adjustments (B)	194	136	378	1,021
Adjusted earnings before provision for income taxes	4,627	3,208	12,728	9,689
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,851)	(1,283)	(5,091)	(3,876)

Adjusted net income	$2,776	$1,925	$7,637	$5,813

Adjusted earnings per share/unit:
Basic	$0.23	$0.16	$0.62	$0.49
Diluted	$0.23	$0.16	$0.62	$0.47

Shares/units outstanding:
Basic Class A shares outstanding	7,658	5,509	7,658	5,509
Basic Class B shares/units outstanding	4,570	6,462	4,570	6,462
Total basic shares/units outstanding	12,228	11,971	12,228	11,971

Diluted Class A shares outstanding	7,658	5,509	7,658	5,509
Diluted Class B shares/units outstanding (C)	4,622	6,891	4,622	6,891
Total diluted shares/units outstanding	12,280	12,400	12,280	12,400
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

(B)	Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Loss on sub-lease (a)	$—	$(21)	$—	$(63)
Client reimbursement	—	—	125	—
IPO professional fees	—	43	—	23
IPO-related non-principal bonuses	—	—	—	754
Acquisition costs (b)	—	16	—	90
Non-acquisition expansion costs (c)	99	—	125	—
Other (d)	95	98	128	217
Total other adjustments	$194	$136	$378	$1,021
(a)

Reflects the amortization recognized, on a present value basis, between the per square foot rental rate for our Company’s primary lease and a sub-lease that we signed in 2011 with a sub-tenant for our headquarters in New York.

(b)	Reflects the legal and accounting fees associated with the closing of the Ten-Sixty acquisition in 2013. Also reflects transition expenses related to integrating the Ten-Sixty acquisition in 2013.
(c)	Represents $110 of accrued earnout and $15 of professional fees related to our Richmond, VA office expansion.
(d)

In 2013, represents the accrual of Quarterly Income Payments, as defined in the MW Commodity Advisors, LLC purchase agreement.  In 2014, represents $50 of professional fees related to the modification of partner redemption notes and $78 of professional fees related to our shelf registration filing.

(C)

Includes 52,188 and 191,828 unvested deferred equity units as of September 30, 2014 and 2013, respectively.  Also, 0 and 237,089 performance units, which are conditionally issuable units that would be issuable if September 30, 2014 and 2013, respectively, was the end of the contingency period, are included.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of September 30, 2014, $3.0 million of borrowings remained outstanding on the revolving credit facility. As of September 30, 2014, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The new credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of September 30, 2014.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2014 and December 31, 2013.

	As of
(in thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$27,943	$27,122
Accounts receivable	$5,081	$5,405
Due from Silvercrest Funds	$2,926	$2,653

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $15.9 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2014 and 2013. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$10,869	$19,947
Net cash used in investing activities	(1,581)	(3,333)
Net cash used in financing activities	(8,467)	(5,002)
Net change in cash	$821	$11,612

Operating Activities

Nine Months Ended September 30, 2014 versus Nine Months Ended September, 2013

Operating activities provided $10.9 million for nine months ended September 30, 2014 and provided $19.9 million for the nine months ended September 30, 2013. This difference is primarily the result of decreased net income and accrued compensation of $5.1 million and $4.3 million, respectively, as a result of the payment of partner incentives which are part of compensation expense subsequent to our initial public offering as compared to the same period in the prior year.

Investing Activities

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014 and 2013, investing activities used $1.6 million and $3.3 million, respectively. The decrease in the use of cash was primarily the result of $2.5 million of cash paid at the closing of the Ten-Sixty acquisition during the nine months ended September 30, 2013 and a decrease in restricted certificates of deposit and escrow of $0.5 million, partially offset by an increase in earnout payments of $1.0 million related to the Marathon Capital Group, LLC acquisition made during the nine months ended September 30, 2014 and an increase in furniture, equipment and leasehold improvement purchases of $0.3 million.

Financing Activities

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014 and 2013, financing activities used $8.5 million and $5.0 million, respectively.   During 2014, the Company paid dividends of $2.7 million to Class A shareholders.  Distributions decreased during the nine months ended September 30, 2014 by $24.1 million as compared to the previous year when $10.0 million of pre-initial public offering (“IPO”) distributions were paid to partners and as a result of the treatment of partner incentive payments as compensation expense instead of distributions subsequent to our initial public offering.  During the nine months ended September 30, 2013, we had net borrowings under credit facility of $5.0 million and net proceeds from our IPO of $19.9 million.

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

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from September 30, 2014 through March 31, 2017 of $0.1 million each.

As of September 30, 2014, $0.9 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of September 30, 2014.

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

As of September 30, 2014, $1.5 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $70 thousand as of September 30, 2014.

As of December 31, 2013, $1.5 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $13 thousand as of December 31, 2013.

As of September 30, 2014 and December 31, 2013 $3.0 million in borrowings was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The Company elected not to make the June 3, 2014 payment as the Company was assessing whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, the Company and the two former principals agreed to certain reductions, totaling $1.7 million, in their respective promissory notes, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 are payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.

As of September 30, 2014 and December 31, 2013, $5.3 million and $5.6 million, respectively, remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was approximately $0.3 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014 or December 31, 2013.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended September 30, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 20, 2014.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2014 AUM	$11.2	$3.1	$2.1	$16.4
December 31, 2013 AUM	$10.5	$2.9	$2.3	$15.7

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

The average value of our assets under management for the three and nine months ended September 30, 2014 was approximately $16.6 billion and $16.1 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.7 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, which would cause an annualized increase or decrease in revenues of approximately $7.1 million and $9.2 million for the three and nine months ended September 30, 2014, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2014 of 0.44% and 0.43%, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

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

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2014 and 2013 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2014.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	November 12, 2014		Richard R. Hough III
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 12, 2014		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)