Form 10-K
period 2014-12-31
Silvercrest Asset Management Group Inc.
filed 2015-03-13
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2014

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

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $111.6 million based on the closing price of $17.21 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2014.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 11, 2015 were 7,768,010 and 4,647,029, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in this annual report on Form 10-K.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I.

Item 1. Business.

Our Guiding Principles

We operate our business in accordance with the following guiding principles:

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2014, our assets under management were $17.9 billion.

We were founded 12 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2014, we had 538 client relationships with an average size of $33 million that represented approximately 98% of our assets under management. Our top 50 relationships averaged $241 million in size and represented approximately 1.3% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 43%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23)% to 1,142%, with a mean of 51%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

Our organic growth has been complemented by selective hiring and by five successfully completed strategic acquisitions that have expanded not only assets under management, but also our professional ranks, geographic footprint and service capabilities. We believe additional acquisitions will allow us to extend our geographic presence nationally. As we grow, we will maintain our value proposition to continue to deliver to our clients excellent investment performance together with excellent client service, the essence of what differentiates us from our competitors.

Our clients engage us to advise them on traditional investment strategies focused on equities, fixed income and cash as well as non-traditional investment strategies including hedge funds, private equity funds, real estate and commodities. Our clients receive a full menu of proprietary investment capabilities together with a focused array of complementary non-proprietary capabilities offered by unaffiliated firms selected by us. In addition to our investment capabilities, we also provide our clients with family office services and related administrative services, which include financial planning, tax planning and preparation, partnership accounting and fund administration, and consolidated wealth reporting. Our fees for our investment advisory services, non-proprietary services and family office and related administrative services are structured to align our financial incentives with those of our clients to ensure they receive unconflicted advice. The vast majority of our fees are derived from discretionary assets under management, and are based on the value of the assets we manage for our clients. These fees increase if our clients’ assets grow in value; on the other hand, these fees decrease if our clients’ assets decline in value. We predominantly charge a management fee based on assets under management for our investment advisory services. Unlike our management fees, our fees for family office services and related administrative services are generally not based on or correlated to market values. For these services, we generally charge our clients a negotiated fee based on the scope of work. These services create strong client relationships and contribute meaningfully to our record of client retention.

As of December 31, 2014, approximately 85% of our discretionary assets under management were held for individual clients and 15% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we are attracting a significant amount of institutional investor interest. Our equity capabilities are now on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely in future years.  The following chart summarizes the performance1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception.

PROPRIETARY EQUITY PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/14	INCEPTION		1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02		10.0	19.0	14.1	7.4	8.3
Russell 1000 Value Index			13.5	20.9	15.4	6.5	7.4

Small Cap Value Composite	4/1/02		5.8	19.4	16.8	12.8	11.5
Russell 2000 Value Index			4.2	18.3	14.3	7.6	8.4

Smid Cap Value Composite	10/1/05		7.0	18.6	15.0	9.1	9.9
Russell 2500 Value Index			7.1	19.4	15.5	8.6	7.8

Multi Cap Value Composite	7/1/02		11.5	20.4	15.9	9.3	9.7
Russell 3000 Value Index			12.7	20.7	15.3	6.5	8.4

Equity Income Composite	12/1/03		12.3	20.1	16.2	10.5	12.2
Russell 3000 Value Index		1	12.7	20.7	15.3	6.5	8.6

Focused Value Composite	9/1/04		9.9	19.5	14.3	9.9	11.0
Russell 3000 Value Index			12.7	20.7	15.3	6.5	8.3

[1]

Returns are based upon a time weighted rate of return of various fully discretionary equity portfolios with similar investment objectives, strategies and policies and other relevant criteria managed by Silvercrest Asset Management Group LLC (“SAMG LLC”), a subsidiary of Silvercrest. Performance results are gross of fees and net of commission charges. An investor’s actual return will be reduced by the advisory fees and any other expenses it may incur in the management of the investment advisory account. SAMG LLC’s standard advisory fees are described in Part 2 of its Form ADV. Actual fees and expenses will vary depending on a variety of factors, including the size of a particular account. Returns greater than one year are shown as annualized compounded returns and include gains and accrued income and reinvestment of distributions. Past performance is no guarantee of future results. This report contains no recommendations to buy or sell securities or a solicitation of an offer to buy or sell securities or investment services or adopt any investment position. This report is not intended to constitute investment advice and is based upon conditions in place during the period noted. Market and economic views are subject to change without notice and may be untimely when presented here. Readers are advised not to infer or assume that any securities, sectors or markets described were or will be profitable. SAMG LLC is an independent investment advisory and financial services firm created to meet the investment and administrative needs of individuals with substantial assets and select institutional investors. SAMG LLC claims compliance with the Global Investment Performance Standards (GIPS®).

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

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2014, approximately a quarter of our 97 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 20 years and, in some cases, even longer.

Our headquarters are located in New York City with additional offices in Boston, Massachusetts, Los Angeles, California and Virginia. From inception we have embraced an organizational structure in which the primary functions of client service, investments, technology and operations and business administration were organized and staffed with professionals who specialize in each of those functions. This structure permits each professional to focus on his or her area of expertise without the distraction of other business responsibilities. At many other firms the senior professionals are expected to serve multiple roles simultaneously, which we believe dilutes the value to clients and makes scaling the business effectively unachievable. We firmly believe that our business structure represents a better approach and will permit us to greatly expand our business on our existing platform.

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

We have a staff of 7 professionals who work with our portfolio managers to deliver family office services to interested clients. The fees for family office services are negotiated with the client and generally are not asset-based. For this reason, the revenues generated by our family office services are non-correlated to market movements and provide us with a diversified source of earnings. We believe these family office services have been an attractive component of our overall value proposition and engender a stronger relationship with the client, leading to greater client retention and the institutionalization of client relationships.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $17.9 billion as of December 31, 2014 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

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

Where appropriate, our portfolio managers are also encouraged to introduce our clients to our family office services capabilities and we expect to see growth in client utilization of these services in the future. Eight of our ten largest clients use our family office services and some of these clients have closed their own family offices to consolidate those activities with us. This is a profitable business for us and it serves to tighten our ties to those clients who avail themselves of the services we offer. It is also extremely useful to us in new business competitions where we use these services as a differentiator from our competitors. We expect much greater penetration with our current clients in future years and we expect that many of our new clients will use these services extensively.

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

Acquired Growth

From our inception, our organic growth has been complemented by selective hiring and strategic acquisitions which have served to enlarge our client base, expand our professional ranks, increase our geographic presence and broaden our service capabilities. We therefore expect to continue to recruit and hire senior portfolio managers with significant client relationships as well as successful investment professionals with capabilities currently not available internally to us. We have used acquisitions to extend our presence into new geographies (Boston, Virginia) and to gain new investment expertise. The five strategic acquisitions we have successfully completed have allowed us to benefit from economies of scale and scope.

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

Institutional Growth

After six years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

With limited resources, we have created a focused national advertising campaign, which has drawn praise from clients, prospects and competitors alike. We have carefully chosen media outlets that reach our target audience efficiently and we estimate that the new business, that we get directly as a result of our advertising, now finances its cost.

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

We have dedicated investment management teams tasked with successfully implementing their respective investment strategies. To increase the probability of success in meeting this objective, our analysts are not responsible for client interaction, management of our business, marketing or compliance oversight. This enables us to effectively serve ultra-high net worth clients as well as institutions that typically perform in-depth due diligence before selecting a manager.

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

MODEL PORTFOLIO PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/14	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Income Portfolio	5-1-03	4.7	8.9	7.5	5.6	6.8
25/45/30% S&P 500, Barclays Aggregate, HFRI FOF Comp		7.1	7.9	6.9	4.8	6.1
Balanced Portfolio	5-1-03	4.7	11.4	9.0	6.0	7.9
50/30/20% S&P 500, Barclays Aggregate, HFRI FOF Comp		9.3	12.1	9.8	6.0	7.5
Growth Portfolio	5-1-03	4.1	15.4	11.5	6.5	9.1
80/10/10% S&P 500, Barclays Aggregate, HFRI FOF Comp		11.9	17.1	13.2	6.9	8.7

These model portfolios are not actual strategies in which clients can invest or allocate assets.  They are hypothetical combinations of: (i) internally managed strategies in which clients are invested and (ii) externally-managed funds or products in which clients are invested.  We track three such portfolios depending on the overall strategy by which the securities purchased may be characterized.  They are Income, Growth and Balanced (Income and Growth).  The returns shown assume annual rebalancing and reinvestment of dividends over the entirety of each of the periods shown.   Some of the underlying returns used to calculate each portfolio’s returns were net of fees and some were gross of fees. The rates of return for each of the three portfolios are presented gross of investment management fees and custody fees, but include the deduction of estimated brokerage commissions and transaction costs. An investor’s actual return on a portfolio of the type shown would be reduced by the advisory fees and any other expenses it may incur in the management of the investment advisory account. For example, assume the Firm achieves a 10% annual return prior to the deduction of fees each year for a period of 10 years. If an annual investment management fee of 1% of assets under management for the 10 year period were charged, the resulting annual average return after fees would be reduced to 8.9%. Silvercrest’s standard annual asset-based fee schedule is described in Part 2 of its Form ADV, and outsourced managers’ standard annual asset-based fee schedules are described in Part 2 of each of their Form ADVs. Actual fees and expenses will vary depending on a variety of factors, including the size of a particular account. Generally, investment management fees are charged based upon the size of the portfolio, computed quarterly. An investor’s actual result would be different from those portrayed in the models. A reader should not infer or assume that any portfolio is appropriate to meet the objectives, situation or needs of a particular investor, as the implementation of any financial strategy, and the purchase or sale of any security, should only be made after consultation with an attorney, tax advisor and investment advisor.  Past performance is no indication of future results.

The benchmark is a composite of the S&P 500 Index, the Barclays Capital Aggregate Index and the HFRI Fund of Funds Composite Index.  Each index’s blend is rebalanced annually.  Index returns do not reflect a deduction for fees or expenses.  Investors cannot invest directly in any of these indices.

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

From inception, we have employed a system of peer group reviews to ensure that client portfolios have been constructed in a manner consistent with our best collective thinking. In annual peer group reviews, the asset allocation within client portfolios is compared with the portfolios’ defined objectives and portfolios that are not fully aligned with the investment objective, are then singled out for further review and discussion. Our objective is for all clients to receive our best thinking and for portfolio managers to manage portfolios consistently with our policy. As a combination of these various factors, the client relationship is with us and not merely with an individual at our company.

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

Our outsourced investment capabilities include alternative investments as well as traditional investment approaches in the categories of domestic large, mid and small cap growth equity, international equities and high-yield bonds.

Proprietary Equity Strategies

Our equity strategies rely on a team-based investment approach and a rigorous investment process. This approach has resulted in returns that exceed relevant market benchmarks. We believe this team approach has provided and will continue to provide consistency to our investment process and results over the long-term. Our investment analysts are generalists who employ a “bottom-up” value oriented equity selecting methodology. Our analysts collectively monitor a universe of approximately 100 stocks that are deemed to be attractively valued relative to their business outlook and management’s history of adding value.

Once stocks have been approved for investment from this body of research, they become part of one or more model equity portfolios. These are generally large cap, small cap, Smid cap, multi-cap, equity income and focused value. Each stock position is continually monitored against its investment thesis to ensure investment discipline, and we employ a strict discipline to trim or sell securities in the following circumstances:

•	when a stock is excessively valued in our models or the best case scenario is reflected in the stock price;
•	due to a stock’s outperformance, which can adversely affect a portfolio’s diversification;
•	due to underperformance, when a stock trails relevant benchmarks by more than 10%; or
•	when the investment thesis changes, due to a loss of confidence in management, a change in business prospects, or the deterioration in earnings quality.

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2014:

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/14	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	10.0	19.0	14.1	7.4	8.3
Russell 1000 Value Index		13.5	20.9	15.4	6.5	7.4

Small Cap Value Composite	4/1/02	5.8	19.4	16.8	12.8	11.5
Russell 2000 Value Index		4.2	18.3	14.3	7.6	8.4

Smid Cap Value Composite	10/1/05	7.0	18.6	15.0	9.1	9.9
Russell 2500 Value Index		7.1	19.4	15.5	8.6	7.8

Multi Cap Value Composite	7/1/02	11.5	20.4	15.9	9.3	9.7
Russell 3000 Value Index		12.7	20.7	15.3	6.5	8.4

Equity Income Composite	12/1/03	12.3	20.1	16.2	10.5	12.2
Russell 3000 Value Index		12.7	20.7	15.3	6.5	8.6

Focused Value Composite	9/1/04	9.9	19.5	14.3	9.9	11.0
Russell 3000 Value Index		12.7	20.7	15.3	6.5	8.3

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2014:

Our fixed income strategy employs a bottom-up fundamental value approach designed to minimize the risk of loss. Almost all of our bond portfolios are highly customized and focused on income and liquidity generation as opposed to capital appreciation.

Outsourced Manager Selection

Recognizing the value of diversification to our clients, we offer a variety of outsourced investment capabilities designed to complement our proprietary capabilities. These outsourced capabilities include managers who have long records of success in managing growth equities, international equities, taxable high-yield bonds, hedge funds and other strategies not offered on a proprietary basis by us. In selecting these managers, we utilize an investment manager database for initial screening and then a dedicated staff conducts on-site due diligence. Potential managers are reviewed and selected by our IPSC. Our selection criteria include the following:

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
•

Willingness to Negotiate Fees. We require our traditional managers to accept a significant discount in their management fees because we expect to manage all aspects of the client relationship. Their only responsibility is to manage the capital entrusted to them. No manager has refused to offer the discounts we seek.

For large clients with significant hedge fund exposure, we offer a hedge fund advisory service to create customized hedge fund portfolios. Each of our funds of funds capabilities appears below:

•	Silvercrest Hedged Equity Fund is designed to complement and diversify long-only equity portfolios through investments with managers who employ long and short strategies;
•	Silvercrest Emerging Markets Fund provides international and non-dollar exposure and diversification focused on long, short, credit and other managers who invest in emerging markets;
•	Silvercrest Commodity Strategies Fund seeks to give investors comprehensive commodity exposure;
•	Silvercrest International Fund provides investors with broad coverage of international markets, spanning developed, emerging and frontier markets;
•

Silvercrest Small Cap Fund, L.P. provides exposure to marketable securities of small cap (market capitalization of less than $1 billion) and micro cap (market capitalization of less than $300 million) companies traded in the United States; and

•	Silvercrest Special Situations Fund is designed to outperform traditional benchmarks with less volatility.

We have two types of fee arrangements with outsourced managers. Clients either pay a discounted fee, negotiated by us, directly to the manager who retains the entire fee or directly to the manager who distributes a portion of the fee to us. Clients are informed of the applicable arrangement and sign a written acknowledgement.

Delivering Client Service

We take a holistic approach to client service, whereby a senior portfolio manager spearheads the coordination of the IPSC recommendations, family office services work and the investment management team in order to deliver the full range of our capabilities to the client.

Eight out of our ten largest high net worth clients use one or more components of our family office services. We believe that this is an attractive growth area for our company and we have initiated plans to increase the provision of these services to both broaden relationships with existing clients and to attract potential clients. Our family office services are profitable and are not used as a loss-leader for attracting clients. Our family office capabilities include the following:

•	Financial Planning;
•	Tax Planning and Preparation;
•	Partnership Accounting and Fund Administration;
•	Consolidated Wealth Reporting;
•	Estate or Trust Agency; and
•	Art Consultancy and Management.

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

Employees

As of December 31, 2014, we had 96 full-time employees and one part-time employee.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees are good.

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

Net profits, net losses and distributions of Silvercrest L.P. are allocated and made to each of its partners on a pro rata basis in accordance with the number of partnership units of Silvercrest L.P. held by each of them. In addition, Silvercrest L.P. has issued deferred equity units exercisable for Class B units that entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding.

Set forth below is our holding company structure and ownership as of December 31, 2014.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,520,413 Class B units as of December 31, 2014, which represents the right to receive approximately 36.8% of the distributions made by Silvercrest L.P. The principals also collectively hold 52,188 deferred equity units each of which is exercisable for one Class B unit, which collectively represent the right to receive approximately 0.2% of the distributions made by Silvercrest L.P. The 52,188 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of deferred equity units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 7,768,010 Class A units, which represents the right to receive approximately 63.0% of the distributions made by Silvercrest L.P. The 52,188 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of deferred equity units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

The legislative and regulatory environment in which we operate has undergone significant changes in recent years. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us, our activities and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries have resulted in increased scrutiny of the industry and new rules and regulations for investment advisers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders.

In addition, as a result of market events, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities and Exchange Commission, or the SEC, the U.S. Commodity Futures Trading Commission, or the CFTC, other U.S. or non-U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and affect the manner in which we conduct our business.

SEC Regulation

SAMG LLC is registered with the SEC as an investment adviser under the Investment Advisors Act of 1940, as amended, or the Advisers Act. The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of investment advisers. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration.

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

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted this duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage 64% of our accounts on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. Section 28(e) of the Securities Exchange Act of 1934, or the Exchange Act, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including The Employee Retirement Income Security Act of 1974, as amended, or ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) we must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to us in carrying out our investment decision-making responsibilities. In permissible circumstances, we may receive technology-based research, market quotation and/or market survey services which are paid for in whole or in part by soft dollar brokerage arrangements. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

CFTC Regulation

Due to rule amendments by the CFTC in recent years, SAMG LLC is registered with the CFTC and the National Futures Association, or the NFA, as a commodity pool operator and/or commodity trading advisor. Registration subjects us and our affiliates to substantive and material restrictions and requirements, including, among other things, reporting, recordkeeping, disclosure, self-examination and training requirements. Registration also subjects us to periodic on-site audits, and the CFTC is authorized to institute proceedings and impose sanctions for violations of the Commodity Exchange Act and/or CFTC rules.

Dodd-Frank

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. While we do not at this time believe that the Dodd-Frank Act will cause us to reconsider our basic strategy, it does appear that certain provisions will, and other provisions may, increase regulatory burdens related to compliance costs. The scope of many provisions of the Dodd-Frank Act has been, or will be, determined by implementing regulations, some of which will require lengthy proposal and promulgation periods.

Pursuant to the mandate of the Dodd-Frank Act, the SEC and the CFTC have adopted certain reporting requirements that require us to report certain information about a number of our private funds, commodity pools and commodity trading advisers, including regulations promulgated under the authority given to the SEC and CFTC under Sections 404 and 406 of the Dodd-Frank Act requiring a Form-PF and/or a CTA-PQR and CTA-PR to be filed by us. These filings have required and will continue to require investments in people and systems to assure timely and accurate reporting. Further, we will need to monitor compliance with new SEC and CFTC rules concerning swaps and other derivatives including, among other things, designated trading venues, mandated central clearing arrangements and other conduct requirements.

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

ERISA-Related Regulation

To the extent that SAMG LLC or any other of our affiliates is a “fiduciary” under ERISA with respect to benefit plan clients, it is subject to ERISA and to regulations promulgated thereunder. Among other things, ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving benefit plan clients and provide monetary penalties and taxes for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Other Jurisdictions

The Alternative Investment Fund Managers Directive (“AIFMD”) entered into effect in the European Union (“EU”) on July 22, 2013. The AIFMD imposes significant regulatory requirements on alternative investment fund managers ("AIFMs''), operating within the EU, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that will need to be satisfied for non-EU AIFMs to market alternative investment funds ("AIFs'') into EU Member States. To date, we have not registered any funds in EU Member States pursuant to AIFMD, but may do so in the future.  Should SAMG LLC or any other our other affiliates market AIFs in the EU, it and such funds will be subject to significant conditions on their respective operations.

In addition, we and/or our affiliates may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and in other jurisdictions that could significantly impact our business.

Compliance

Our legal and compliance functions are integrated into a team of professionals. This group is responsible for all legal and regulatory compliance matters, as well as monitoring adherence to client investment guidelines. Senior management is involved at various levels in all of these functions.

Available Information

We maintain a website at http://ir.silvercrestgroup.com/. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our Code of Ethics, By-Laws, Audit Committee Charter, Compensation Committee Charter and Nominating and Governance are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC's website is located at www.sec.gov.

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

We have presented the historical returns of our existing investment strategies outlined under “Business” in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2014 and for periods then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008, the first quarter of 2009 and the second quarter of 2010, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2014, $10.6 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represents approximately 86% of our investment management fees for the twelve months ended December 31, 2014. In addition, $1.0 billion of our assets under management were invested in private partnerships, as of December 31, 2014, the revenue from these private partnerships representing approximately 14% of our investment management fees for the twelve months ended December 31, 2014. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

Our largest equity investment strategies hold long positions in publicly traded equity securities of companies across a wide range of market capitalizations, geographies and industries. Accordingly, under market conditions in which there is a general decline in the value of equity securities, each of our equity strategies is likely to perform poorly on an absolute basis. Aside from our privately managed funds and funds of funds, we do not have strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies under such market conditions. Even if our investment performance remains strong during such market conditions relative to other long-only, equity strategies, investors may choose to withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.

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

Even when securities prices are rising generally, portfolio performance may be affected by our investment approach. We employ a long-term investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, extensive periods in particular market environments or other difficulties may result in significant withdrawals of client or investor assets, client or investor departures or a reduction in our assets under management.

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

As of December 31, 2014, our Core International Equity Strategy, which invests in companies domiciled outside of the United States, accounted for approximately 0.6% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2014, $6.0 billion, representing 34% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2014 were Large Cap, Small Cap, Multi Cap, Equity Income and Focused Value which represented 9%, 10%, 6%, 7% and 2% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

Because of the long tenure and stable track record of our portfolio managers, our clients may attribute the investment performance we have achieved to these individuals. While we have generally experienced very few departures among our portfolio managers, there can be no assurance that this stability will continue in the future. The departure of one of a strategy’s portfolio managers could cause clients to withdraw funds from the strategy, which would reduce our assets under management, our investment management and other fees and, if we were not able to reduce our expenses sufficiently, our net income, and these reductions could be material to our business. The departure of one of a strategy’s portfolio managers also could cause clients or investors to refrain from allocating additional funds to the strategy or delay such allocation of additional funds until a sufficient track record under a new portfolio manager or managers has been established. This would have a negative effect on the future growth of our assets under management and, therefore, our results of operations.

Our former Chief Executive Officer passed away on November 18, 2013.  We continue to depend on the contributions of our senior management team led by Richard R. Hough, our Chief Executive Officer, as well as other members of our senior management team. In addition, our senior marketing and client service personnel have direct contact with our clients and their consultants and advisors and other key individuals within each of our distribution channels. The loss of any of these key professionals could limit our ability to successfully execute our business strategy, prevent us from sustaining the historically strong investment performance and adversely affect our ability to retain or attract client assets.

If any member of our senior management or a key investment professional were to join a competitor or form a competing company, some of our current clients or other prominent members of the investing community could choose to invest with that competitor rather than us.

Certain of our investment or management professionals have resigned and joined a competitor, and others may resign at any time, join our competitors or form competing companies. Although the unvested shares of Class A common stock and Class B units held by our principals are subject to forfeiture, and the vested shares of Class A common stock and Class B units held by our principals are subject to repurchase, if the principal voluntarily resigns or retires and competes with us while employed or during the 12-month period following termination of employment, these forfeiture and repurchase provisions may not be enforceable or may not be enforceable to their full extent. We do not carry “key man” insurance on any of our key investment professionals that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.

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

We are subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Advisers Act, by the CFTC, and by the National Futures Association, or the NFA, under the Commodity Exchange Act, by the U.S. Department of Labor under ERISA, and Nasdaq. The Advisers Act and the Commodity Exchange Act impose numerous obligations on us including advertising, recordkeeping and operating requirements, disclosure obligations and prohibitions on fraudulent activities. In addition, we regularly rely on exemptions from various requirements of the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the Investment Company Act of 1940, as amended, or the Investment Company Act, and the Employee Retirement Income Security Act of 1974, or ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected.

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

Our business is highly regulated in the United States, and has seen a significant increase of regulatory oversight in recent years. Some of the regulations adopted in recent years, as well as proposed regulations that may be adopted are focused directly on the investment management industry, while others broadly impact our industry.

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

Pursuant to the mandate of the Dodd-Frank Act, the SEC have also adopted amendments to Rule 506 of Regulation D under the Securities Act ("Rule 506'') that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any "covered persons" are deemed to be "bad actors." Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a "covered person" has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurted on or after September 23, 2013.  For these purposes, the "covered persons" of an issuer include directors, certain officers, various entities affiliated with the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer's voting securities. If any covered person is subject to a disqualifying event, one or more of our private funds could lose the ability to raise capital in a Rule 506 offering. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption, it could adversely affect our business, financial condition or results of operations.

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

In addition, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and affect the manner in which we conduct business.

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

Although we periodically consider strategic investments or acquisitions as part of our growth stategy, we have not at this time entered into any binding agreements with respect to any strategic investments or acquisitions or any strategic relationships or joint ventures and we cannot assure you that we will actually make any additional acquisitions. Our ability to execute our acquisition strategy will depend on our ability to identify new lines of businesses or new investment teams that meet our investment criteria and to successfully negotiate with the owners/managers who may not wish to give up control of the target fund general partner or managing member, as the case may be. We cannot be certain that we will be successful in finding new investment teams or investing in new lines of business or that they will have favorable operating results following our acquisitions.

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

If we cannot complete acquisitions of such asset managers on favorable terms, or integrate or operate new investment teams to meet our goals or expectations, our financial condition, results of operations, cash flows, trading price of our common stock and ability to satisfy any debt service obligations and to pay distributions could be adversely affected. Additionally, any acquisitions that we make generally will not be subject to our stockholders’ consent. These factors increase the risk of investing in our Class A common stock.

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

Certain clients who retain us to manage assets on their behalf specify guidelines regarding investment allocation and strategy that we are required to follow in managing their portfolios. In addition, the boards of mutual funds we sub-advise generally establish similar guidelines regarding the investment of assets in those funds. We are also required to invest the mutual funds’ assets in accordance with limitations under the Investment Company Act, and applicable provisions of the Internal Revenue Code. Our failure to comply with any of these guidelines and other limitations could result in losses to clients which, depending on the circumstances, could result in our obligation to make clients whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients believed the reimbursement we offered was insufficient, they could seek to recover damages from us, withdraw assets from our management or terminate their investment advisory agreement with us. Any of these events could harm our reputation and adversely affect our business.

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

The investment management industry faces substantial litigation risks that could have a material adverse effect on our business, financial condition or results of operations or cause significant reputational harm to us.

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

The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, marketing, name recognition and other resources and more personnel than we do;
•	potential competitors have a relatively low cost of entering the investment management industry;
•	the recent trend toward consolidation in the investment management industry and the securities business in general, has served to increase the size and strength of a number of our competitors;
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

Accounts sourced through consultant-led searches have been, and may continue to be, a major component of our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2014 we had approximately $1.8 billion in assets under management from third party distribution channels, which constituted approximately 10.4% of our total assets under management. If we fail to successfully maintain these third-party distribution channels, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $17.9 billion as of December 31, 2014. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

Pursuant to the Advisers Act, each of our investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. In addition, under the Investment Company Act, each of the investment advisory agreements with SEC registered mutual funds that we sub-advise automatically terminates in the event of its assignment. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to the Advisers Act and the Investment Company Act. Such an assignment may be deemed to occur in the event that the holders of the Class B units of Silvercrest L.P. exchange enough of their Class B units for shares of our Class A common stock and dispose of such shares of Class A common stock such that they no longer own a controlling interest in us, even if no other person or group acquires a controlling interest. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from our clients and, unless the necessary approvals and consents are obtained, the deemed assignment could adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

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

Our business generally depends on the services of prime brokers, custodians, administrators and other agents to carry out securities transactions. For example, in the event of the insolvency of a prime broker and/or custodian, our funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s and custodian’s unsecured creditors in relation to assets, which the prime broker or a custodian borrows, lends or otherwise uses. In addition, our funds’ cash held with a prime broker or a custodian will not be segregated from the prime broker’s or custodian’s own cash, and our funds will therefore rank as unsecured creditors in relation thereto.

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

As a result of our principals holding all or a portion of their ownership interests in our business through Silvercrest L.P., rather than through Silvercrest, these existing owners may have other conflicting interests with holders of our Class A common stock. For example, our principals may have different tax positions from holders of our Class A common stock which could influence their decisions regarding whether and when we should dispose of assets, whether and when we should incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement that was entered into in connection with our initial public offering, and whether and when our company should terminate the tax receivable agreement and accelerate its obligations thereunder. Also, the structuring of future transactions may take into consideration our principals’ tax or other considerations even where no similar benefit would accrue to us.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) future exchanges of Class B units as described above would aggregate approximately $18.4 million over a 15-year period and assuming all future exchanges or purchases, other than the purchases in connection with our initial public offering, would occur one year after our initial public offering. Under such scenario we would be required to pay the holders of Class B limited partnership units 85% of such amount, or approximately $15.6 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $15.6 million in the aggregate under the tax receivable agreement.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Moreover, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to sell your shares of Class A common stock at or above the price at which you purchased it, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	variations in our quarterly or annual operating results;
•	failure to meet the market’s earnings expectations;
•	publication of research reports about us or the investment management industry, or the failure of securities analysts to continue to cover our Class A common stock;
•	the public’s reactions to our press releases, other public announcements and filings with the SEC;
•	departures of any of our portfolio managers or members of our senior management team or additions or departures of other key personnel;
•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategies;
•	actions by stockholders;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in market valuations of similar companies;
•	changes in our capital structure;
•	actual or anticipated poor performance in one or more of the investment strategies we offer;
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

We have 7,768,010 shares of our Class A common stock outstanding as of March 11, 2015. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2014 we have reserved for issuance 1,670,960 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” for up to five years from the last day of the fiscal year in which our IPO closed, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of an issuer’s most recently completed second fiscal quarter before the end of that five-year period, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period. Investors may find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our business, results of operations and financial condition. As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of Sarbanes Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes Oxley requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.  We are in the process of upgrading our financial reporting systems. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support expansion. In addition, as a public company, we have enhanced our investor relations, legal and corporate communications functions. All of these activities and additional efforts may increase our costs, strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” as defined in the JOBS Act, we will take advantage of certain temporary exemptions from various reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes Oxley (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

Item 2. Properties.

Our corporate headquarters are located at 1330 Avenue of the Americas, 38th Floor, New York, New York 10019, where we occupy approximately 41,000 square feet of space under a lease, the terms of which expire on September 30, 2017. We also lease space for our other four offices. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business. Currently, there are no material legal proceedings pending or threatened against us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has been listed on The Nasdaq Global Market under the symbol “SAMG” since June 27, 2013. Prior to June 27, 2013, there was no established public trading market for our Class A common stock. Our Class B common stock is not listed on The Nasdaq Global Market and there is no established trading market for such shares.

The following table presents information on the high and low sales prices per share as reported on The Nasdaq Global Market for our Class A common stock for the periods indicated and dividends declared during such periods:

	2014
	High	Low	Dividends Declared Per Share
First Quarter	$18.97	$14.51	$0.12
Second Quarter	$19.94	$15.68	$0.12
Third Quarter	$17.49	$13.50	$0.12
Fourth Quarter	$16.07	$12.47	$0.12

	2013
	High	Low	Dividends Declared Per Share
Second Quarter (1)	$12.90	$11.27	N/A
Third Quarter	$15.52	$11.25	N/A
Fourth Quarter	$18.00	$13.35	$0.12

(1)	The period reported for the second quarter 2013 is from June 27, 2013 through June 30, 2013.

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2014.

Holders

As of March 11, 2015, there were 6 holders of record of our Class A common stock and 38 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividends

We pay and intend to continue paying quarterly cash dividends to the holders of our Class A common stock. Only holders of our Class A common stock will be entitled to any dividend declared by us on our capital stock. We are a holding company and have no material assets other than our ownership of the general partnership interest of Silvercrest L.P. As a result, we intend to fund any future dividends from our portion of the distributions from Silvercrest L.P. If Silvercrest L.P. makes distributions to its partners, holders of Class B units will be entitled to receive equivalent distributions on a pro rata basis.

All of the foregoing is subject to the qualification that the declaration and payment of any distributions by Silvercrest L.P. is at our sole discretion, as general partner, and we may change our distribution policy at any time.

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

Other than our credit facility, which SAMG LLC and other of our direct and indirect subsidiaries, entered into in June 2013, neither we nor any of our direct or indirect subsidiaries has any debt obligations that limit our or its ability to pay dividends or distributions. Our credit facility limits SAMG LLC’s and other of our direct and indirect subsidiaries ability to make distributions to the extent SLP and its subsidiaries are not in compliance with covenants and financial ratios related to such facility. However, pursuant to its second amended and restated limited partnership agreement, Silvercrest L.P. may not make any distributions to its partners, including us, if doing so would violate any agreement to which it is then a party or any law then applicable to it, have the effect of rendering it insolvent or result in it having net capital lower than that required by applicable law.

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

During 2014, we paid dividends totaling $0.48 per share of Class A common stock or $3.7 million, and in February 2015, our board of directors declared a dividend of $0.12 per share, or an aggregate of $0.9 million, to our Class A common shareholders in respect of the fourth quarter of 2014 payable on March 20, 2015 to holders of record of Class A common stock at the close of business on March 13, 2015.

Recent Sales of Unregistered Securities

In December 2014, 60,000 Class B units were issued to certain partners of Silvercrest L.P. at $15.66 per unit, and an equal number of shares of Class B common stock were issued at par value, in exchange for notes receivable from such partners totaling $0.9 million.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	—	—	1,670,960
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,670,960

In July 2013, we issued 16,540 shares of Class B common stock to one of the principals of Silvercrest L.P. in connection with the issuance of a like number of Class B units of Silvercrest L.P. to such employee-partner. The Class B units were issued pursuant to the 2012 Equity Incentive Plan. A total of 1,670,960 shares of Class A common stock were registered and remain reserved for issuance, respectively, under the 2012 Equity Incentive Plan as of December 31, 2014.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from June 27, 2013 (the date our Class A common stock first began trading on The Nasdaq Global Market) through December 31, 2014, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on June 26, 2013 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $11.00 per share.

Index	06/26/13	06/30/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14
Silvercrest Asset Management Group Inc.	100.00	109.09	123.91	156.17	168.66	159.75	127.40	147.63
S&P500	100.00	100.20	105.45	116.54	118.65	124.86	126.26	132.49
SNL Asset Manager*	100.00	100.35	107.92	127.71	126.10	128.9.	125.81	134.73

*As of 12/31/2014, the SNL Asset Manager Index comprised the following companies: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Apollo Global Mgmt LLC; Ares Mgmt LP; Artisan Partners Asset Mgmt.; BlackRock Inc.; Blackstone Group L.P.; Calamos Asset Mgmt Inc.; Carlyle Group L.P.; Cohen & Steers Inc.; Diamond Hill Investment Group; Eaton Vance Corp.; Federated Investors Inc.; Fifth Street Asset Management; Financial Engines Inc.; Fortress Investment Group LLC; Franklin Resources Inc.; GAMCO Investors Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Capital Group Inc.; KKR & Co. L.P.; Legg Mason Inc.; Manning & Napier; Medley Management Inc.; Oaktree Capital Group LLC; Och-Ziff Capital Mgmt Group; OM Asset Management plc; Pzena Investment Mgmt Inc.; Resource America Inc.; SEI Investments Co.; Silvercrest Asset Mgmt Group; T. Rowe Price Group Inc.; U.S. Global Investors Inc.; Value Line Inc.; Virtus Investment Partners; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.  The consolidated statement of financial position data as of December 31, 2012, 2011 and 2010, the portion of the operating results included in the consolidated statement of operations data for the year ended December 31, 2013 that relates to the six months ended June 30, 2013, and the operating results included in the consolidated statement of operations data for the years ended 2012, 2011and 2010 are those of Silvercrest L.P., our predecessor for accounting purposes.  The consolidated statement of operations data for the year ended December 31, 2013 represents the combination of Silvercrest L.P.’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operations for the six months ended December 31, 2013.

You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of operations data:
Revenue:
Management and advisory fees	$65,026	$53,465	$46,069	$37,869	$32,442
Performance fees and allocations	221	1,830	714	85	548
Family office services	4,225	4,756	4,907	4,833	3,841
Total revenue	69,472	60,051	51,690	42,787	36,831
Expenses:
Compensation and benefits	40,290	30,322	19,108	17,492	16,528
General and administrative	13,860	13,197	13,680	10,849	9,459
Total expenses	54,150	43,519	32,788	28,341	25,987
Income before other income (expense), net	15,322	16,532	18,902	14,446	10,844
Other income (expense), net:
Loss on forgiveness of notes receivable	—	—	—	(34)	(508)
Other income (expense)	876	3,118	123	(210)	32
Interest income	69	92	145	187	231
Interest expense	(381)	(447)	(304)	(164)	(241)
Equity income (loss) from investments	1,208	21	1,911	950	1,241
Total other income (expense), net	1,772	2,784	1,875	729	755
Income before (provision) benefit for income taxes	17,094	19,316	20,777	15,175	11,599
(Provision) benefit for income taxes	(6,386)	(2,148)	(1,057)	(566)	(657)
Net income	10,708	17,168	$19,720	$14,609	$10,942
Less: net income attributable to non-controlling interests	(5,933)	(3,478)
Net income attributable to Silvercrest	$4,775	$13,690

Net income per share/unit:
Basic	$0.63	$1.68	$1.87
Diluted	$0.63	$1.63	$1.84

Weighted average shares/units outstanding:
Basic	7,600,739	8,145,476	10,544,323
Diluted	7,600,739	8,374,025	10,690,775

Dividends paid per share	$0.48	$0.12

Selected statements of financial position data:
Total assets	$99,696	$100,727	$52,454	$45,262	$33,079
Notes payable	4,148	11,303	3,315	4,809	2,957
Total liabilities	46,634	52,562	14,317	15,751	12,490
Redeemable partners’ capital	-	-	98,607	85,177	45,619
Stockholders’ equity/Partners’ deficit	42,516	41,222	(60,470)	(55,666)	(25,030)
Non-controlling interests	10,546	6,943	—	—	—

Selected unaudited operating data:
Assets under management (in billions) (1)	$17.9	$15.7	$11.2	$10.1	$9.2
(1)	As of the last day of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2014, our assets under management grew 14.0% from $15.7 billion to $17.9 billion.

As part of the reorganization of Silvercrest L.P. that occurred in connection with our initial public offering, Silvercrest became the general partner of Silvercrest L.P, our operating company. Our business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. In addition, the partnership units of all continuing partners of Silvercrest L.P. were converted to Class B units that have equal economic rights to our shares of Class A common stock. Silvercrest L.P. has issued deferred equity units exercisable for 52,188 Class B units that entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. Following the completion of the reorganization of Silvercrest L.P., as the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37.0% partnership interest in Silvercrest L.P. as of December 31, 2014 are reflected in Non-controlling interests in our consolidated financial statements. As a result of the reorganization being completed at the end of the second quarter of 2013, the accompanying Consolidated Statement of Financial Position as of December 31, 2012 and the results of operations and cash flows for the year ended December 31, 2012 and the six months ended June 30, 2013, are those of Silvercrest L.P. For the year ended December 31, 2013, our net income, after amounts attributable to non-controlling interests, represents, on a weighted average basis, approximately 49.8% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2014	2013	2012
Revenue	$69,472	$60,051	$51,690
Income before other income (expense), net	$15,322	$16,532	$18,902
Net income	$10,708	$17,168	$19,720
Net income attributable to Silvercrest	$4,775	$13,690	$—
Adjusted EBITDA (1)	$21,141	$17,324	$14,702
Adjusted EBITDA margin (2)	30.4%	28.9%	28.4%
Assets under management at period end (billions)	$17.9	$15.7	$11.2
Average assets under management (billions) (3)	$16.8	$13.5	$10.7
(1)

EBITDA, a non-GAAP measure of earnings, represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to items, including but not limited to professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, losses on disposals or abandonment of assets and leaseholds, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. We use this non-GAAP financial measure to assess the strength of our business. These adjustments and the non-GAAP financial measures that are derived from them provide supplemental information to analyze our business from period to period. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for financial measures in accordance with GAAP.   See “Supplemental Non-GAAP Financial Information” for a reconciliation of non-GAAP financial measures.

(2)	Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by total revenue.
(3)	We have computed average assets under management by averaging assets under management at the beginning of the applicable period and assets under management at the end of the applicable period.

Revenue

We generate revenue from management and advisory fees, performance fees and family office services fees. Our management and advisory fees are generated by managing assets on behalf of separate accounts and acting as investment adviser for various investment funds. Our performance fees relate to assets managed in external investment strategies in which we have a revenue sharing arrangement and in funds in which we have no partnership interest. Our management and advisory fees and family office services fees income is recognized through the course of the period in which these services are provided. Income from performance fees is recorded at the conclusion of the contractual performance period when all contingencies are resolved. In certain arrangements, we are only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets.

The discretionary investment management agreements for our separately managed accounts do not have a specified term. Rather, each agreement may be terminated by either party at any time, unless otherwise agreed with the client, upon written notice of termination to the other party. The investment management agreements for our private funds are generally in effect from year to year, and may be terminated at the end of any year (or, in certain cases, on the anniversary of execution of the agreement) (i) by us upon 30 or 90 days’ prior written notice and (ii) after receiving the affirmative vote of a specified percentage of the investors in the private fund that are not affiliated with us, by the private fund on 60 or 90 days’ prior written notice. The investment management agreements for our private funds may also generally be terminated effective immediately by either party where the non-terminating party (i) commits a material breach of the terms subject, in certain cases, to a cure period, (ii) is found to have committed fraud, gross negligence or willful misconduct or (iii) becomes bankrupt, becomes insolvent or dissolves. Each of our investment management agreements contains customary indemnification obligations from us to our clients. The tables below set forth the amount of assets under management, the percentage of management and advisory fees revenues, the amount of revenue recognized, and the average assets under management for discretionary managed accounts and for private funds for each period presented.

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2014	2013	2012
AUM concentrated in Discretionary Managed Accounts	$10.6	$9.3	$7.1
Average AUM For Discretionary Managed Accounts	$10.0	$8.2	$6.7
Discretionary Managed Accounts Revenue (in millions)	$55.8	$44.5	$37.6
Percentage of management and advisory fees revenue	86%	83%	82%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2014	2013	2012
AUM concentrated in Private Funds	$1.0	$0.8	$0.9
Average AUM For Private Funds	$0.9	$0.9	$0.9
Private Funds Revenue (in millions)	$9.2	$9.0	$8.5
Percentage of management and advisory fees revenue	14%	17%	18%

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

The majority of advisory fees that we earn on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance and (iii) for the municipal value strategy, 0.65%. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Average management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.41%, 0.44% and 0.43% for the years ended December 31, 2014, 2013 and 2012, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2014, 2013 and 2012. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

Our family office services capabilities enable us to provide comprehensive and integrated services to our clients. Our dedicated group of tax and financial planning professionals provide financial planning, tax planning and preparation, partnership accounting and fund administration and consolidated wealth reporting among other services. Family office services income fluctuates based on both the number of clients for whom we perform these services and the level of agreed-upon fees, most of which are flat fees. Therefore, non-discretionary assets under management, which are associated with family office services, do not typically serve as the basis for the amount of family office services revenue that is recognized. We have experienced a steady increase in family office services fees over the past few years as it relates to more of our existing separately managed accounts relationships utilizing these services. We have also been successful in attracting new clients who have engaged us primarily for our family office services.

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

The components of our compensation and benefits expenses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Cash compensation and benefits (1)	$39,277	$28,360	$17,726
Distributions on liability awards (2)	1	13	28
Non-cash equity-based compensation expense	1,012	1,949	1,354
Total compensation expense	$40,290	$30,322	$19,108
(1)	For the years ended December 31, 2014 and 2013, $18,653 and $8,236 of partner incentive payments was included in cash compensation and benefits expense respectively.
(2)

Cash distributions on the portion of unvested deferred equity units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

On February 29, 2012, February 28, 2011 and February 24, 2010, Silvercrest L.P. and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of Silvercrest L.P. and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. As a result of the reorganization of Silvercrest L.P. and the initial public offering, each 100 deferred equity units represent the unsecured right to receive 100 Class B units of Silvercrest L.P., subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from Silvercrest L.P. as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or a combination of the equivalent cash value of some of the units and units, but in no event may the holder receive more than 50% of the aggregate value of the vested units in cash. To the extent that holders elect to receive up to 50% of the aggregate value of the vested units in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense will continue to be recognized on the February 29, 2012 and February 28, 2011 grant dates of the deferred equity unit and performance unit awards through February 29, 2016 and February 28, 2015, respectively.

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

As a result of the completion of our initial public offering, we will continue and expect to incur additional expenses as a result of being a public company for, among other things, directors and officers insurance, director fees, SEC reporting and compliance, including Sarbanes-Oxley compliance, transfer agent fees, professional fees and other similar expenses. These additional expenses have had and will have the effect of reducing our net income.

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

Acquisition

On March 28, 2013, we acquired certain assets of Ten-Sixty Asset Management, LLC. Ten-Sixty Asset Management, LLC was a registered investment adviser that advised on approximately $1.9 billion of assets primarily on behalf of institutional clients. This strategic acquisition expands our hedge fund due diligence capabilities and continues the growth of our institutional business. Under the terms of the asset purchase agreement, we paid cash consideration at closing of $2.5 million and issued a promissory note to Ten-Sixty Asset Management, LLC for $1.5 million subject to adjustment. As of December 31, 2014, the aggregate principal amount of the promissory note is approximately $0.9 million which is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

Operating Results

Revenue

Our revenues for the years ended December 31, 2014, 2013 and 2012 are set forth below:

For the Years Ended December 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Management and advisory fees	$65,026	$53,465	$11,561	21.6%
Performance fees and allocations	221	1,830	(1,609)	(87.9)%
Family office services	4,225	4,756	(531)	(11.2)%
Total revenue	$69,472	$60,051	$9,421	15.7%

For the Years Ended December 31,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Management and advisory fees	$53,465	$46,069	$7,396	16.1%
Performance fees and allocations	1,830	714	1,116	156.3%
Family office services	4,756	4,907	(151)	(3.1)%
Total revenue	$60,051	$51,690	$8,361	16.2%

The growth in our assets under management from January 1, 2012 to December 31, 2014 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2012	$7.0	$3.1	$10.1	(1)
Gross client inflows	6.7	0.6	7.3
Gross client outflows	(6.3)	(0.6)	(6.9)
Market appreciation	0.5	0.1	0.6
As of December 31, 2012	8.0	3.1	11.2	(1)
Gross client inflows	3.5	2.5	6.0
Gross client outflows	(3.0)	(0.8)	(3.8)
Market appreciation	1.6	0.7	2.3
As of December 31, 2013	10.1	$5.6	$15.7	(1)
Gross client inflows	3.2	0.5	3.7
Gross client outflows	(2.3)	(0.7)	(3.0)
Market appreciation	0.6	0.9	1.5
As of December 31, 2014	$11.6	$6.3	$17.9	(1)
(1)	Less than 5% of assets under management generate performance fees.

The following table represents a further breakdown of our assets under management for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
(in billions)	2014	2013	2012
Total AUM as of January 1,	$15.7	$11.2	$10.1
Discretionary AUM:
Total Discretionary AUM as of January 1,	10.1	8.0	7.0
New client accounts/assets	0.7	0.7	0.7	(1)
Closed accounts	—	—	(0.1	)(2)
Net cash inflow/(outflow)	0.2	(0.2)	(0.1	)(3)
Non-discretionary to Discretionary AUM	—	0.1	—	(4)
Market appreciation	0.6	1.5	0.5
Change to Discretionary AUM	1.5	2.1	1.0
Total Discretionary AUM at December 31,	11.6	10.1	8.0
Change to Non-Discretionary AUM	0.7	2.4	0.1	(5)
Total AUM as of December 31,	$17.9	$15.7	$11.2
(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Our total revenue increased by $9.4 million, or 15.7%, to $69.5 million for year ended December 31, 2014, from $60.1 million for year ended December 31, 2013. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Discretionary assets under management increased by $1.5 billion, or 14.9%, to $11.6 billion at December 31, 2014 from $10.1 billion at December 31, 2013.  Total assets under management increased by $2.2 billion, or 14.0%, to $17.9 billion at December 31, 2014 from $15.7 billion at December 31, 2013. Compared to the year ended December 31, 2013, there was a decrease of $2.3 billion of client inflows, a decrease of $0.8 billion in client outflows, and a decrease of $0.8 billion in market appreciation. Our market appreciation during the year ended December 31, 2014 constituted a 9.6% rate of increase in our total assets under management compared to December 31, 2013. Our growth in assets under management for the year ended December 31, 2014 was attributable to an increase of $1.5 billion and $0.7 billion in discretionary and non-discretionary assets under management, respectively, primarily related to the Richmond, VA office expansion. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose standard fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the year ended December 31, 2014 compared to the prior year. Sub-advised fund management revenue increased by $0.1 million to $1.8 million for the year ended December 31, 2014 from $1.7 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition and the Richmond, VA office expansion. Proprietary fund management revenue remained flat at $7.2 million for the year ended December 31, 2014 and 2013. With respect to our discretionary assets under management, equity assets experienced growth of 14.1% during the year ended December 31, 2014, and fixed income assets increased by 16.9% during the same period. For the year ended December 31, 2014, most of our growth came from our master limited partnership, equity income and multi cap value strategies with composite returns of 16.5%, 12.4% and 11.7%, respectively. As of December 31, 2014, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue decreased by $0.5 million or 11.2% to $4.2 million for the year ended December 31, 2014, from $4.8 million for the year ended December 31, 2013.  The decrease is primarily the result of the termination of the associated accounts of a principal who left in 2013.

Performance fee revenue decreased by $1.6 million to $0.2 million for the year ended December 31, 2014 from $1.8 million for the year ended December 31, 2013. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement. The decrease in performance fee revenue is directly attributable to lower returns achieved at our external investment strategies.

Year Ended December 31, 2013 versus Year Ended December 31, 2012

Our total revenue increased by $8.4 million, or 16.2%, to $60.1 million for year ended December 31, 2013, from $51.7 million for year ended December 31, 2012. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Discretionary assets under management increased by $2.1 billion, or 26.3%, to $10.1 billion at December 31, 2013 from $8.0 billion at December 31, 2012.  Total assets under management increased by $4.5 billion, or 40.2%, to $15.7 billion at December 31, 2013 from $11.2 billion at December 31, 2012. Compared to the year ended December 31, 2012, there was a decrease of $1.3 billion of client inflows, a decrease of $3.1 billion in client outflows, and an increase of $1.7 billion in market appreciation. Our market appreciation during the year ended December 31, 2013 constituted a 20.5% rate of increase in our total assets under management compared to December 31, 2012. Our growth in assets under management for the year ended December 31, 2013 was attributable to an increase of $2.1 billion and $2.5 billion in discretionary and non-discretionary assets under management, respectively, primarily related to the Ten-Sixty Asset Management, LLC acquisition. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the year ended December 31, 2013 compared to the prior year. Sub-advised fund management revenue increased by $0.3 million to $1.2 million for the year ended December 31, 2013 from $0.9 million for the same period in the prior year as a result of the Ten-Sixty Asset Management, LLC acquisition. Proprietary fund management revenue remained flat for the year ended December 31, 2013 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 25.7% during the year ended December 31, 2013, while fixed income assets decreased by 1.7% during the same period. For the year ended December 31, 2013, most of our growth came from our small cap value, focused value and equity income strategies with composite returns of 27.1%, 27.0% and 22.7%, respectively. As of December 31, 2013, the composition of our assets under management was 64% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 36% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

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

Expenses

Our expenses for the years ended December 31, 2014, 2013 and 2012 are set forth below:

For the Years Ended December 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Compensation and benefits (1)	$40,290	$30,322	$9,968	32.9%
General, administrative and other	13,860	13,197	663	5.0%
Total expenses	$54,150	$43,519	$10,631	24.4%

For the Years Ended December 31,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Compensation and benefits (1)	$30,322	$19,108	$11,214	58.7%
General, administrative and other	13,197	13,680	(483)	-3.5%
Total expenses	$43,519	$32,788	$10,731	32.7%

(3)	For the years ended December 31, 2014 and 2013, $18,653 and $8,236, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2014. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses.

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Total expenses increased by $10.6 million, or 24.4%, to $54.1 million for the year ended December 31, 2014 from $43.5 million for the year ended December 31, 2013. This increase was primarily attributable to increases in compensation and benefits expense of $9.9 million and an increase in general and administrative expenses of $0.7 million.

Compensation and benefits expense increased by $9.9 million, or 32.9%, to $40.3 million for the year ended December 31, 2014 from $30.3 million for the year ended December 31, 2013. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $10.4 million as a result of the recognition of partner incentive payments as compensation expense, an increase in salaries and benefits of $0.7 million and $0.2 million, respectively, as a result of both merit increases and increased headcount, and $0.2 million related to an earnout for the principals hired as part of the Richmond, VA office expansion.  This was partially offset by decreased equity-based compensation expense of $1.2 million primarily as a result of lower levels of outstanding deferred equity units due to vesting in prior periods and a decrease of $0.1 million related to the Commodity Fund acquisition.

General and administrative expenses increased by $0.7 million, or 5.0%, to $13.9 million for the year ended December 31, 2014 from $13.2 million for the year ended December 31, 2013. This increase was primarily due to an increase in occupancy expense of $0.6 million as a result of a reduction in subtenant rental income earned for the year ended December 31, 2014 as compared to the same period in the prior year, an increase in the provision for doubtful accounts of $0.2 million in conjunction with increased revenue levels, an increase in travel and entertainment expenses of $0.1 million, an increase in sub-advisory fees of $0.1 million and an increase in insurance costs of $0.1 million. This was partially offset by a decrease in professional fees of $0.1 million, a decrease in recruiting costs of $0.1 million and a decrease in client reimbursement costs of $0.2 million.

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

General and administrative expenses decreased by $0.5 million, or 3.5%, to $13.2 million for the year ended December 31, 2013 from $13.7 million for the year ended December 31, 2012. This decrease was primarily due to a reduction in professional fees of $2.5 million as a result of incurring fees for services rendered in the prior year in connection with a planned initial public offering that was withdrawn in 2012 and acquisition transactions. Furthermore, our sub-advisory fees decreased by $0.3 million as a result of the Ten-Sixty Asset Management, LLC acquisition.  Partially offsetting these decreases was a $0.8 million charge for payments to be made through November 2014 to a relative of our former Chief Executive Officer, an increase in occupancy expense of $0.6 million due to the reversal of a lease abandonment liability in 2012 that was originally recorded in 2009 in connection with reoccupying space in our headquarters resulting in reduced occupancy expenses in 2012, an increase in investor relation costs of $0.2 million, an increase in recruiting costs of $0.1 million, an increase in client promotion costs of $0.2 million, Delaware franchise taxes of $0.1 million, and a fair value adjustment of $0.2 million related to the acquisition by Silvercrest L.P. of certain assets of Milbank Winthrop & Co., or the Milbank acquisition.

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Other income, net	$876	$3,118	$(2,242)	-71.9%
Interest income	69	92	(23)	-25.0%
Interest expense	(381)	(447)	66	-14.8%
Equity income from investments	1,208	21	1,187	NM
Total other income (expense), net	$1,772	$2,784	$(1,012)	-36.4%

For the Years Ended December 31,
(in thousands)	2013	2012	2013 vs. 2012 ($)	2013 vs. 2012 (%)
Other income, net	$3,118	$123	$2,995	NM
Interest income	92	145	(53)	-36.6%
Interest expense	(447)	(304)	(143)	-47.0%
Equity income from investments	21	1,911	(1,890)	-98.9%
Total other income (expense), net	$2,784	$1,875	$909	48.5%

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Other income (expense), net decreased by $1.0 million to $1.8 million for the year ended December 31, 2014 from $2.8 million for the year ended December 31, 2013 primarily due to a $0.7 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2014.  We received $3.0 million in life insurance proceeds as the beneficiary of a key-man policy in the name of our former Chief Executive Officer in 2013. Equity income from investments increased by $1.2 million in 2014 as compared with the same period in the prior year as a result of increased performance fee allocations.  Interest expense decreased for the year ended December 31, 2014 as compared to the prior year as a result of reduced borrowings under our credit facility, the reduction in principal on notes issued to two former partners, and payments made on notes payable to former partners resulting in lower outstanding balances.

Year Ended December 31, 2013 versus Year Ended December 31, 2012

Other income (expense), net increased by $0.9 million to $2.8 million for the year ended December 31, 2013 from $1.9 million for the year ended December 31, 2012 primarily due to the receipt of $3.0 million in life insurance proceeds as the beneficiary of a key-man policy in the name of our former Chief Executive Officer.  Partially offsetting the proceeds was a decrease in equity income from investments of $1.9 million resulting from decreased performance fee allocations.  Interest expense increased for the year ended December 31, 2013 as compared to the prior year as a result of borrowings under our credit facility, the issuance of a note related to the Ten-Sixty acquisition and notes issued to two former partners in conjunction with their share redemptions prior to our initial public offering.

Provision for Income Taxes

Year Ended December 31, 2014 versus Year Ended December 31, 2013

The provision for income taxes was $6.4 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively. The change was a result of the recognition of corporate income tax expense related to the change in our corporate structure, an increase in taxable income and a discrete tax item attributed to the decrease of deferred tax assets due to a reduction in the future statutory corporate tax rate and changes in methods of apportioning income in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the years ended December 31, 2014 and 2013 was 37.4% and 11.1%, respectively.

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

Supplemental Non-GAAP Financial Information

To provide investors with additional insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income, and Adjusted Earnings Per Share, which are non-GAAP financial measures of earnings.

•	EBITDA represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization.
•

We define Adjusted EBITDA as EBITDA without giving effect to the Delaware franchise tax, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense.  We feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted EBITDA, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings of the Company.

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

These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following tables contain reconciliations of net income to Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings Per Share (amounts in thousands except per share amounts).

Adjusted EBITDA

	Year Ended December 31,
	2014	2013	2012
Reconciliation of non-GAAP financial measure:
Net income	$10,708	$17,168	$19,720
Provision for income taxes	6,386	2,148	1,057
Delaware Franchise Tax	180	125	—
Interest expense	381	447	304
Interest income	(69)	(92)	(145)
Partner incentive allocations (A)	-	(6,000)	(12,129)
Depreciation and amortization	1,968	1,944	1,918
Equity-based compensation	1,044	2,222	1,416
Other adjustments (B)	543	(639)	2,561
Adjusted EBITDA	$21,141	$17,324	$14,702
Adjusted EBITDA Margin	30.4%	28.8%	28.4%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$10,708	$17,168	$19,720
GAAP Provision for income taxes	6,386	2,148	1,057
Delaware Franchise Tax	180	125	—
Partner incentive allocations (A)	—	(6,000)	(12,129)
Other adjustments (B)	543	(639)	2,561
Adjusted earnings before provision for income taxes	17,817	12,802	11,209
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(7,127)	(5,121)	(4,484)

Adjusted net income	$10,690	$7,681	$6,725
Adjusted earnings per share/unit:
Basic	$0.87	$0.64	$0.66
Diluted	$0.86	$0.62	$0.63
Shares/units outstanding:
Basic Class A shares outstanding	7,768	7,523	—
Basic Class B shares/units outstanding	4,520	4,465	10,213
Total basic shares/units outstanding	12,288	11,988	10,213
Diluted Class A shares outstanding	7,768	7,523	—
Diluted Class B shares/units outstanding (C)	4,663	4,869	10,689
Total diluted shares/units outstanding	12,431	12,392	10,689
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

(B)	Other adjustments consist of the following:

	Year Ended December 31,
	2014	2013	2012
Loss on sub-lease (a)	$—	$(77)	$(85)
Lease abandonment (reversal)/charge (b)	—	—	(662)
Client reimbursement	125	249	12
Fund redemption costs (c)	—	—	(4)
IPO professional fees	—	83	2,892
Initial public offering-related non-principal bonuses	—	754	—
Acquisition costs (d)	—	127	121
Severance	—	—	79
Life insurance proceeds (e)	—	(3,010)	—
Non-acquisition expansion costs (f)	240	—	—
Other (g)	178	1,235	208
Total other adjustments	$543	$(639)	$2,561
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

(e)	Represents proceeds to the Company which was the beneficiary on a key-man policy in the name of our former Chief Executive Officer
(f)	Represents $185 of accrued earnout and $55 of professional fees related to our Richmond, VA office expansion.
(g)

In 2014, represents $51 in professional fees related to the modification of certain partner redemption notes, a fair value adjustment to the Milbank contingent consideration of $541, a one-time charitable donation of $30, professional fees of $13 related to the estate of our former Chief Executive Officer, compensatory incentive fees of $178 paid to a former Marathon principal and $78 of professional fees related to our shelf registration filing, offset by an $713 true-up adjustment to our tax receivable agreement.  In 2013, represents the accrual of Quarterly Income Payments, as defined in the MW Commodity Advisors, LLC purchase agreement, a fair value adjustment to the Milbank contingent purchase price consideration of $148, and a $781 charge related to payments to be made through November 2014 to a relative of our former Chief Executive Officer and $30 in related legal fees.   Also, $37 of legal fees related to the simultaneous redemption and contribution of investors of one of the Silvercrest funds into one of the Milbank funds.  In 2012, represents a fair value adjustment to the Milbank contingent consideration of ($42), a non-recurring catch-up operating expense escalation from our landlord of $97, and $153 of expenses incurred related to our 10th anniversary client event.

(C)

Includes 52,188 unvested deferred equity units as of December 31, 2014.  Also, 90,585 performance units, which are conditionally issuable units that would be issuable if December 31, 2014 was the end of the contingency period, are included.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of December 31, 2014 and 2013, $0 and $3.0 million of borrowings, respectively, were outstanding on the revolving credit facility. As of December 31, 2014 and 2013, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The new credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of December 31, 2014 and 2013.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2014, December 31, 2013 and December 31, 2012.

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash and cash equivalents	$30,820	$27,122	$13,443
Accounts receivable	$4,534	$5,405	$3,675
Due from Silvercrest Funds	$3,797	$2,653	$1,622

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $15.6 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2014, 2013 and 2012. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$20,351	$26,387	$20,756
Net cash used in by investing activities	(2,034)	(3,479)	(770)
Net cash used in financing activities	(14,619)	(9,229)	(13,897)
Net change in cash	$3,698	$13,679	$6,089

Operating Activities

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Operating activities provided $20.4 million and $26.4 million for years ended December 31, 2014 and 2013, respectively. This difference is primarily the result of decreased net income and accrued compensation of $6.5 million and $3.8 million, respectively, as a result of the payment of partner incentives that are part of compensation expense subsequent to our initial public offering as compared to the same period in the prior year.  Our working capital increased by approximately $0.4 million primarily as a result of increased revenue offset by a decrease in the change to accrued compensation due to the recognition of partner incentive payment compensation expense beginning in the third quarter of 2013.

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

Investing Activities

Year Ended December 31, 2014 versus Year Ended December 31, 2013

For the years ended December 31, 2014 and 2013, investing activities used $2.0 million and $3.5 million, respectively. The decrease in the use of cash in investing was primarily the result of $2.5 million paid at the closing of the acquisition of Ten-Sixty Asset Management LLC in 2013 and a decrease in restricted certificates of deposit and escrow of $0.4 million.  This was partially offset by an increase in earnout payments of $1.1 million related to the Marathon Capital Group, LLC acquisition and an increase of $0.4 million in property, plant and equipment.

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

Financing Activities

Year Ended December 31, 2014 versus Year Ended December 31, 2013

For the years ended December 31, 2014 and 2013, financing activities used $14.6 million and $9.2 million, respectively. Dividends of $3.7 million and $0.7 million were paid during 2014 and 2013, respectively.  Distributions decreased during 2014 by $24.1 million as compared to the previous year when $10.0 million of pre-initial public offering distributions were paid to partners and as a result of the treatment of partner incentive payments as compensation expense instead of distributions subsequent to our initial public offering.  During 2013, we had net borrowings under our credit facility of $3.0 million, and net proceeds after the purchase of Class B units from partners of Silvercrest L.P. from our initial public offering of $19.9 million.

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

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

As of December 31, 2014, $0.9 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of December 31, 2014.

As of December 31, 2013, $1.1 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2013.

The aggregate principal amount of the note related to the Milbank acquisition matures after four annual principal installments payable on each of November 1, 2012, 2013, 2014, and 2015 in the amounts of $0.8 million, $0.9 million, $1.0 million, and $0.6 million, respectively, together with all accrued and unpaid interest. The principal amount outstanding under this note bears interest at the rate of 5% per annum.

As of December 31, 2014, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $5 thousand as of December 31, 2014.

As of December 31, 2013, $1.5 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $13 thousand as of December 31, 2013.

As of December 31, 2014 and 2013, $0 and $3.0 million in borrowings was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 are payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of December 31, 2014, $2.7 million remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was approximately $19 thousand as of December 31, 2014. As of December 31, 2013, $5.6 million remained outstanding on the notes issued to former principals. Accrued but unpaid interest on these notes issued to former principals was approximately $139 thousand as of December 31, 2013.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2014.

	Payments Due by Period
	Less Than				More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating leases	$10,273	$3,693	$6,484	$96	$—
Capital leases	282	73	140	69	—
Tax receivable agreement (1)	15,624	688	1,456	1,550	11,930
Notes payable	4,100	1,837	1,274	989	—
Total	$30,279	$6,291	$9,354	$2,704	$11,930

(1)

The estimated payments under the tax receivable agreement as of December 31, 2014 are described above under “Liquidity and Capital Resources”. However, amounts payable under the tax receivable agreement will increase upon exchanges of  Class B units for our Class A common stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014 or December 31, 2013.

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

For acquisitions completed subsequent to January 1, 2009, we measure the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. In relation to our acquisition of Milbank, the fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on our weighted average cost of capital and considered that the overall risk associated with the payments was similar to the overall risks of our business as there is no target, floor or cap associated with the contingent payments.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized and is generally evaluated for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that impairment may have occurred.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which provided new accounting guidance on testing goodwill for impairment. The enhanced guidance provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance was effective for us as of January 1, 2012. We utilized this option when performing our annual impairment assessment in 2014 and 2013 and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

•

Level 3—includes one or more significant unobservable inputs. Financial instruments that are included in this category include assets under management primarily comprised of investments in privately held entities, limited partnerships, and other instruments where the fair value is based on unobservable inputs.

The table below summarizes the approximate amount of assets under management for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3 inputs.

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2014 AUM	$11.7	$3.7	$2.5	$17.9
December 31, 2013 AUM	$10.5	$2.9	$2.3	$15.7

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2014 was approximately $16.8 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.7 billion for the year ended December 31, 2014, which would cause an annualized increase or decrease in revenues of approximately $6.9 million for the year ended December 31, 2014, at a weighted average fee rate for the year ended December 31, 2014 of 0.41%.

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

Prior to our initial public offering, the fair value of the limited partnership interests underlying equity-based compensation awards were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately Held Company Equity Securities Issued as Compensation.” The assumptions we used in the valuation model were based on future expectations combined with management judgment. Because there had been no public market for our limited partnership units, management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our limited partnership interests as of the date of each equity-based compensation award grant, including the following factors:

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

Recently Issued Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements.” The ASU modifies the guidance in ASC 946 for determining whether an entity is an investment company, as well as the measurement and disclosure requirements for investment companies. The ASU also clarifies the characteristics of an investment company and requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. The ASU does not change the current accounting where a noninvestment company parent retains the specialized accounting applied by an investment company subsidiary in consolidation. The ASU was effective for us on January 1, 2014. The adoption of this ASU did not have a material effect on our results of operations or financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of this standard on our ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12").” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on our results of operations or financial position.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (ASC Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).”  ASU 2015-02 modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. ASU 2015-02 is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.  The Company is evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2014, 2013 and 2012 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2014.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm due to our status as an emerging growth company.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 (“2015 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
(ii)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
(iii)	Consolidated Statements of Stockholders’ Equity/Partners’ Deficit for the years ended December 31, 2014, 2013 and 2012
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

21.1**	List of subsidiaries

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Furnished herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 13, 2015.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2014 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March, 2015:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer) and Director	March 13, 2015

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 13, 2015

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 13, 2015

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 13, 2015

/s/ Wilmot H. Kidd III
Wilmot H. Kidd III	Director	March 13, 2015

/s/ Richard S. Pechter
Richard S. Pechter	Director	March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Silvercrest Asset Management Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity/partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Silvercrest Asset Management Group Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective June 26, 2013, the Company completed an initial public offering of 4,790,684 of its Class A common shares and, pursuant to a reorganization agreement, became the general partner of Silvercrest L.P., the Company’s accounting predecessor.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2015

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$30,820	$27,122
Restricted certificates of deposit and escrow	586	1,021
Investments	1,307	103
Receivables, net	4,534	5,405
Due from Silvercrest Funds	3,797	2,653
Furniture, equipment and leasehold improvements, net	2,354	1,913
Goodwill	20,008	20,031
Intangible assets, net	11,167	12,589
Deferred tax asset—tax receivable agreement	23,000	25,022
Prepaid expenses and other assets	2,123	4,868
Total assets	$99,696	$100,727
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,291	$6,587
Accrued compensation	21,758	17,424
Notes payable	4,124	8,303
Borrowings under revolving credit facility	24	3,000
Deferred rent	1,299	1,742
Deferred tax and other liabilities	16,138	15,506
Total liabilities	46,634	52,562
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 7,768,010 and 7,522,974 issued and outstanding as of December 31, 2014 and 2013, respectively	78	75
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,520,413 and 4,464,617 issued and outstanding as of December 31, 2014 and 2013, respectively	46	45
Additional Paid-In Capital	39,175	39,003
Retained earnings	3,217	2,099
Total stockholders’ equity	42,516	41,222
Non-controlling interests	10,546	6,943
Total equity	53,062	48,165
Total liabilities and stockholders’ equity	$99,696	$100,727

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012
Revenue
Management and advisory fees	$65,026	$53,465	$46,069
Performance fees and allocations	221	1,830	714
Family office services	4,225	4,756	4,907
Total revenue	69,472	60,051	51,690
Expenses
Compensation and benefits	40,290	30,322	19,108
General and administrative	13,860	13,197	13,680
Total expenses	54,150	43,519	32,788
Income before other income (expense), net	15,322	16,532	18,902
Other income (expense), net
Other income (expense), net	876	3,118	123
Interest income	69	92	145
Interest expense	(381)	(447)	(304)
Equity income from investments	1,208	21	1,911
Total other income (expense), net	1,772	2,784	1,875
Income before provision for income taxes	17,094	19,316	20,777
Provision for income taxes	(6,386)	(2,148)	(1,057)
Net income	10,708	17,168	$19,720
Less: net income attributable to non-controlling interests	(5,933)	(3,478)
Net income attributable to Silvercrest	$4,775	$13,690
Net income per share/unit:
Basic	$0.63	$1.68	$1.87
Diluted	$0.63	$1.63	$1.84
Weighted average shares/units outstanding:
Basic	7,600,739	8,145,476	10,544,323
Diluted	7,600,739	8,374,025	10,690,775

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Stockholder’s Equity/Partners’ Deficit

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Partners’ Capital	Excess of Liabilities, Redeemable Partners’ Capital and Partners’ Capital over Assets	Total Partners’ Deficit
January 1, 2012	—	$—	—	$—	$—	$—	$—	$—	$—	$44,359	$(100,025)	$(55,666)
Contributions from partners	—	—	—	—	—	—	—	—	—	—	112	112
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,466)	(13,283)	(14,749)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,019	1,019
Accretion to redemption value of redeemable partnership units	—	—	—	—	—	—	—	—	—	—	(10,906)	(10,906)
Net Income	—	—	—	—	—	—	—	—	—	5,011	14,709	19,720
December 31, 2012	—	—	—	—	—	—	—	—	—	$47,904	$(108,374)	$(60,470)
Contributions from partners	—	—	17	—	—	—	—	165	165	—	455	455
Distributions to partners	—	—	—	—	—	—	—	(1,417)	(1,417)	(4,036)	(23,864)	(27,900)
Accrued partner incentive distributions	—	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Redemptions of partners’ interests	—	—	(14)	—	—	—	—	(190)	(190)	—	(5,561)	(5,561)
Equity-based compensation	—	—	16	—	—	—	—	635	635	—	1,024	1,024
Reclassification of equity-based awards due to elimination of redemption feature	—	—	—	—	—	—	—	—	—	—	824	824
Net Income	—	—	—	—	—	2,760	2,760	3,479	6,239	2,827	8,102	10,929
Issuance of Class A shares in IPO	5,509	55	—	—	55,160	—	55,215	—	55,215	—	—	—
Reorganization of equity structure	—	—	10,000	100	—	—	100	12,683	12,783	(46,695)	133,394	86,699
Purchase of Class B units of SLP	—	—	(3,541)	(35)	(30,881)	—	(30,916)	(4,484)	(35,400)	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(30)	(30)	—	—	—
Share Conversion	2,013	20	(2,013)	(20)	3,898	—	3,898	(3,898)	—	—	—	—
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(661)	(661)	—	(661)	—	—	—
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	10,826	—	10,826	—	10,826	—	—	—
December 31, 2013	7,522	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165	$—	$—	$—
Contributions from partners	—	—	60	1	—	—	1	940	941	—	—	—
Distributions to partners	—	—	—	—	—	—	—	(5,242)	(5,242)	—	—	—
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(940)	(940)	—	—	—
Redemptions of partners’ interests	—	—	(23)	—	—	—	—	(376)	(376)	—	—	—
Adjustment of partner redemption obligation (Note 9)	—	—	—	—	—	—	—	1,583	1,583	—	—	—
Equity-based compensation	—	—	264	3	—	—	3	1,530	1,533	—	—	—
Repayment of notes receivable from partners	—	—	—	—	—	—	—	841	841	—	—	—
Net Income	—	—	—	—	—	4,775	4,775	5,933	10,708	—	—	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(456)	—	(456)	—	(456)	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(61)	(61)	—	—	—
Share Conversion	246	3	(246)	(3)	628	—	628	(605)	23	—	—	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,657)	(3,657)	—	(3,657)	—	—	—
December 31, 2014	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062	$—	$—	$—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$10,708	$17,168	$19,720
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,013	1,962	1,354
Depreciation and amortization	1,968	1,944	1,918
Deferred rent	(443)	(448)	(336)
Reversal of lease abandonment charge	—	—	(576)
Deferred income taxes	3,600	283	22
Provision for doubtful accounts	227	—	—
Non-cash interest on notes receivable from partners	(61)	(82)	(138)
Distributions received from investment funds	4	1,900	965
Equity income from investments	(1,208)	(21)	(1,911)
Other	6	—	(6)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(690)	(2,762)	(1,016)
Prepaid expenses and other assets	711	(4,532)	117
Accounts payable and accrued expenses	(959)	1,443	(118)
Accrued compensation	4,857	8,485	406
Other liabilities	369	734	154
Interest payable on notes payable	249	313	201
Net cash provided by operating activities	20,351	26,387	20,756
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$435	$(1)	$110
Acquisition of furniture, equipment and leasehold improvements	(664)	(275)	(257)
Earn-outs paid related to acquisitions completed before January 1, 2009	(1,805)	(703)	(720)
Acquisition of Ten-Sixty	—	(2,500)	—
Purchase of investments	—	—	(42)
Proceeds from sale of investments	—	—	139
Net cash used in investing activities	(2,034)	(3,479)	(770)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(511)	$(462)	$(75)
Borrowings under revolving credit facility	—	7,000	—
Payments under revolving credit facility	(3,000)	(4,000)	—
Contributions from partners	—	165	—
Redemptions of partners’ interests	(270)	(451)	(222)
Repayments of notes payable	(2,627)	(2,217)	(1,695)
Payments on capital leases	(60)	(15)	(20)
Distributions to partners	(5,242)	(29,317)	(14,749)
Dividends paid on Class A common stock	(3,657)	(661)	—
Offering costs	—	(1,482)	—
Payments from partners on notes receivable	748	887	2,864
Purchase of Class B units from partners of Silvercrest L.P.	—	(35,365)	—
Sale and issuance of Silvercrest Asset Management Group Inc. Class A common stock	—	56,689	—
Net cash used in financing activities	(14,619)	(9,229)	(13,897)
Net increase in cash and cash equivalents	3,698	13,679	6,089
Cash and cash equivalents, beginning of year	27,122	13,443	7,354
Cash and cash equivalents, end of year	$30,820	$27,122	$13,443

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$5,014	$1,067	$995
Interest	437	316	225
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$940	$455	$112
Accrual of partner incentive distributions	—	6,000	—
Issuance of notes for redemption of partnership interests	—	5,300	—
Earnout accrual for acquisition of Marathon Capital Group, LLC	—	1,795	1,061
Common stock surrendered as payment for notes receivable from partners	92	—	—
Issuance of notes payable for acquisition of Ten-Sixty	—	1,374	—
Issuance of shares and call rights option for acquisition of MW Commodity Advisors, LLC	—	—	147
Recognition of deferred tax assets as a result of IPO	11	26,097	—
Recognition of tax receivable agreement liability	—	15,271	—
Assets acquired under capital leases	321	—	—
Adjustment of partner redemption obligation	1,774	—	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2014, 2013 and 2012

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

Reorganization and Initial Public Offering

Pursuant to a reorganization agreement effective on June 26, 2013, Silvercrest became the sole general partner in Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,768,010 Class A units or approximately 63% of the economic interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

The portion of operating results included in the Consolidated Statement of Operations for the year ended December 31, 2013 that relates to the six months ended June 30, 2013, the portion of the Consolidated Statement of Cash Flows for the year ended December 31, 2013 that relates to the six months ended June 30, 2013, and the operating results included in the Consolidated Statement of Operations for the year ended December 31, 2012, and the activities related to the Consolidated Statements of Cash Flows for year ended December 31, 2012 are those of SLP, the Company’s accounting predecessor. The results of operations for the year ended December 31, 2013 represent the combination of SLP’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operation for the six months ended December 31, 2013.

In connection with the IPO and the reorganization of SLP, Silvercrest and SLP entered into a series of transactions in order to reorganize their capital structures and complete the IPO. The reorganization and IPO transactions included, among others, the following:

●	GP LLC (SLP’s general partner prior to the reorganization) distributed all of its interests in SLP to its members on a pro rata basis in accordance with each member’s interest in GP LLC;
●

SLP completed a unit distribution of 19.64 Class B partnership units for each outstanding and vested limited partnership unit prior to the consummation of the IPO which resulted in 10,000,000 outstanding Class B units;

●	GP LLC transferred its rights as general partner of SLP to Silvercrest, which became the sole general partner of SLP, and GP LLC was dissolved thereafter;
●

The partnership agreement of SLP was amended, effective as of the consummation of the IPO, to eliminate the call and put rights of SLP and its partners, respectively upon a partner’s death, or, if applicable, termination of employment, which required all limited partner’s units to be classified as temporary equity in SLP’s Consolidated Financial Statements;

●	For each Class B unit of SLP, Silvercrest issued one share of Class B common stock to the holders of Class B units of SLP, in exchange for its par value which was funded by SLP;
●

Silvercrest entered into a tax receivable agreement with each limited partner of SLP to return 85% of the tax benefits, estimated to be $15,624 as of December 31, 2014, that it receives as a result of its ability to step up its tax basis in the partnership units of SLP that it acquired from partners of SLP;

●

A special distribution by SLP of $10,000 was made to its existing partners prior to the consummation of the IPO, of which $7,000 was funded by borrowings under a credit facility with City National Bank; this special distribution, which was paid in July 2013, was treated as an equity transaction;

●	A special bonus payment by SLP was made to non-principals of $754 which was paid in July 2013, and was recorded as compensation expense during the quarter ended June 30, 2013;
●	Partner incentive distributions earned for the six months ended June 30, 2013 were treated as equity transactions and were accrued in accrued compensation as of December 31, 2013; and
●

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

●

the timing of exchanges of Class B units for shares of Silvercrest’s Class A common stock—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable and amortizable assets of SLP at the time of the exchanges;

●

the price of Silvercrest’s Class A common stock at the time of exchanges of Class B units—the increase in Silvercrest’s share of the basis in the assets of SLP, as well as the increase in any tax deductions, will be related to the price of Silvercrest’s Class A common stock at the time of these exchanges;

●

the extent to which these exchanges are taxable—if an exchange is not taxable for any reason (for instance, if a principal who holds Class B units exchanges units in order to make a charitable contribution), increased deductions will not be available;

●	the tax rates in effect at the time Silvercrest utilizes the increased amortization and depreciation deductions; and
●

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the year ended December 31, 2014, Silvercrest made TRA payments totaling $143.

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

Weighted average units outstanding for the year ended December 31, 2012 reflects the effect of the unit distribution as if it had occurred as of December 31, 2012.

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

Diluted weighted average units outstanding for the year ended December 31, 2012 includes 146,452  performance units which are conditionally issuable units that would be issuable if December 31, 2012 was the end of the contingency period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC and Silvercrest Investors II LLC as of and for the years ended December 31, 2014 and 2013. The consolidated financial statements for the year ended December 31, 2012 are of the Company’s accounting predecessor, SLP, and its consolidated subsidiaries.  All intercompany transactions and balances have been eliminated.

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

As of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014, 2013 and 2012, all of the funds for which SLP was the general partner have substantive “kick-out” rights and therefore neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2014 and 2013, Silvercrest holds approximately 63% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2014 and December 31, 2013. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which consist of Level I and Level II securities. No impairment charges related to equity method investments were recorded during the years ended December 31, 2014, 2013 and 2012.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which provided new accounting guidance on testing goodwill for impairment. The enhanced guidance provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The guidance was effective for the Company as of January 1, 2012. The Company utilized this option when performing its annual impairment assessment in 2014 and 2013, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

The Company has one reporting unit at December 31, 2014 and 2013. No goodwill impairment charges were recorded during the years ended December 31, 2014, 2013 and 2012.

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

Initial Public Offering Costs

During 2012, the Company incurred $2,816 of professional fees and other costs associated with its planned initial public offering. These costs are included in general, administrative and other in the Consolidated Statement of Operations. These costs were expensed upon the withdrawal of the Company’s initial registration statement in November 2012.

Partner Distributions

Partner incentive allocations, which are determined by the general partner, can be formula-based or discretionary. Prior to the reorganization and consummation of the IPO, incentive allocations were considered distributions of net income as stipulated by SLP’s Amended and Restated Limited Partnership Agreement in effect prior to the reorganization and were recognized in the period in which they were paid. Subsequent to the reorganization and consummation of the IPO, partner incentive allocations are treated as compensation expense and recognized in the period in which they are earned. In the event there is insufficient distributable cash flow to make incentive distributions, the general partner in its sole and absolute discretion may determine not to make any distributions called for under the partnership agreement. The remaining net income or loss after partner incentive allocations is generally allocated to unit holders based on their pro rata ownership.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (ACS Topic 810): Amendments to the Consolidation Analysis (“ASU 20125-02”).”  ASU 2015-02 modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current consolidation rules by (a) reducing the number of consolidation models, (b) eliminating the risk that a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (c) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (d) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. ASU 2015-02 is effective for public entities for interim and annual periods beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

3. ACQUISITIONS

Milbank:

On November 1, 2011, the Company acquired certain assets of Milbank. A fair value adjustment to contingent purchase price consideration of $541 and $148 was recorded at December 31, 2014 and December 31, 2013, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended. The Company has a liability of $1,325 and $1,295 related to Milbank included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2014 and December 31, 2013, respectively, for contingent consideration. During the years ended December 31, 2014 and 2013, the Company made contingent purchase price payments to Milbank of $511 and $462, respectively.

Commodity Advisors:

On April 1, 2012, SLP acquired Commodity Advisors. Commodity Advisors was the general partner of MW Commodity Strategies, L.P. (the “MW Commodity Fund LLC”), a fund whose investment objective is to seek superior risk adjusted returns through strategic, sector-based investments with commodity and macro trading investment managers. The acquisition of Commodity Advisors added another strategy to the Company’s investment management, wealth planning and reporting capabilities, including proprietary value equity and fixed income disciplines and alternative investment advisory services. On April 1, 2012, SLP, in exchange for the member interests of Commodity Advisors, issued units of SLP and GP LLC, at closing, with a fair value of $132. Furthermore, SLP is obligated to make quarterly contingent payments if incremental income, as defined in the purchase agreement, exceeds various thresholds. As these contingent payments are tied to the continued employment by SLP of the former member of Commodity Advisors, they will be considered compensation expense in the period in which such contingent payments are earned (See Note 10).

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $1,307 and $103 as of December 31, 2014 and December 31, 2013, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2014 and 2013, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2014 and 2013, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At December 31, 2014 and December 31, 2013, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$30,820	$30,820	$27,122	$27,122
Restricted Certificates of Deposit and Escrow	$586	$586	$1,021	$1,021	Level 1	(1)

Financial liabilities:
Notes Payable	$4,124	$4,124	$8,303	$8,303	Level 2	(2)
Borrowings Under Revolving Credit Agreement	$—	$—	$3,000	$3,000	Level 2	(2)
(1)

Restricted certificates of deposit and escrow consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.

(2)	The carrying value of notes payable approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2014 and December 31, 2013:

	2014	2013
Management and advisory fees receivable	$2,705	$1,973
Unbilled receivables	2,229	3,741
Other receivables	2	30
Receivables	4,936	5,744
Allowance for doubtful receivables	(402)	(339)
Receivables, net	$4,534	$5,405

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2014 and December 31, 2013:

	2014	2013
Leasehold improvements	$3,766	$3,679
Furniture and equipment	4,496	3,672
Artwork	421	345
Total cost	8,683	7,696
Accumulated depreciation and amortization	(6,329)	(5,783)
Furniture, equipment and leasehold improvements, net	$2,354	$1,913

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $546, $423, and $471, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2014 and December 31, 2013:

	2014	2013
Beginning
Gross balance	$37,446	$33,306
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,031	15,891
Purchase price adjustments from earnouts	(23)	1,795
Acquisition of Ten-Sixty	—	2,345
Ending
Gross balance	37,423	37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$20,008	$20,031

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2014 and December 31, 2013:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, December 31, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(1,217)	(205)	(1,422)
Balance, December 31, 2014	(6,627)	(1,429)	(8,056)
Net book value	$10,933	$234	$11,167
Cost
Balance, January 1, 2013	$15,910	$1,566	$17,476
Acquisition of certain assets of Ten-Sixty	1,650	97	1,747
Balance, December 31, 2013	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2013	(4,238)	(875)	(5,113)
Amortization expense	(1,172)	(349)	(1,521)
Balance, December 31, 2013	(5,410)	(1,224)	(6,634)
Net book value	$12,150	$439	$12,589

Amortization expense related to intangible assets was $1,422 and $1,521 for the years ended December 31, 2014 and 2013, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2015	$1,291
2016	1,236
2017	1,135
2018	1,001
2019	720
Thereafter	5,784
Total	$11,167

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

As of December 31, 2014 and 2013, $0 and $3,000, respectively, of principal remains outstanding under the revolving credit loan.

The interest rate on the revolving credit loan as of December 31, 2014 and 2013 was 3.75% and 3.3%, respectively.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $148 and $152 for the years ended December 31, 2014 and 2013.

Notes Payable

The following is a summary of notes payable:

	December 31, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,417
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	2,683
Interest payable		24
Total, December 31, 2014		$4,124

	December 31, 2013
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,665
Variable rate notes issued for redemption of partners’ interest (see Note 15)	Prime plus 1%	5,486
Interest payable		152
Total, December 31, 2013		$8,303

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on the U.S. Prime Rate.

As of December 31, 2014, future principal amounts payable under the fixed and variable rate notes are as follows:

2015	$1,837
2016	1,274
2017	989
Total	$4,100

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 are payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of December 31, 2014, $2,683 remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was approximately $19 as of December 31, 2014.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2014, 2013 and 2012 amounted to $3,667, $3,558, and $3,588, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2014, 2013 and 2012 of $379, $805, and $764, respectively. Therefore, for the years ended December 31, 2014, 2013 and 2012, net rent expense amounted to $3,288, $2,753, and $2,824, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $586 as of December 31, 2014.  The letter of credit is collateralized by a certificate of deposit in an equal amount.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.

Future minimum lease payments and rentals under lease agreements which expire through 2019 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2015	$3,693	$(426)	$3,267
2016	3,646	(426)	3,220
2017	2,838	(328)	2,510
2018	60	—	60
2019	36	—	36
Total	$10,273	$(1,180)	$9,093

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during the year ended December 31, 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018. The aggregate principal balance of capital leases was $282 and $19 as of December 31, 2014 and December 31, 2013, respectively.

The assets relating to capital leases that are included in equipment are as follows:

	2014	2013
Capital lease assets included in furniture and equipment	$345	$60
Capital lease assets included in software	58	—
Less: Accumulated depreciation and amortization	(127)	(46)
	$276	$14

Depreciation expense relating to capital lease assets was $81, $19 and $19 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
2015	$73
2016	75
2017	65
2018	58
2019	11
Total	$282

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $1,805, $703 and $720 were made during the years ended December 31, 2014, 2013 and 2012, respectively, related to MCG and are reflected in investing activities in the Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition were accrued when the contingency was resolved. The total accrual for these payments for the years ended December 31, 2014 and 2013 were $0 and $31, respectively, which was recorded as compensation expense in the Consolidated Statements of Operations.

11. STOCKHOLDERS’ EQUITY

Prior to the reorganization described in Note 1, Silvercrest was a private company. SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Prior to the reorganization, distributions were treated as equity transactions and recorded in the financial statements on the payment date. Partnership distributions totaled $5,242, $29,317 and $14,749 for the years ended December 31, 2014, 2013 and 2012, respectively. Distributions paid or accrued prior to June 30, 2013 are included in partners’ capital and excess of liabilities, redeemable partners’ capital and partners’ capital over assets, respectively, in the Consolidated Statements of Financial Condition. Distributions accrued and paid subsequent to June 30, 2013 are included in non-controlling interests in the Consolidated Statements of Financial Condition.

SLP distributed $10,000 to its existing partners prior to the consummation of the IPO.

Prior to the reorganization and pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations were treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2014, 2013 and 2012 amounted to $14,266, $12,104 and $8,775, respectively, and are included in non-controlling interests as of December 31, 2014 and 2013 and in excess of liabilities, redeemable partners’ capital and partners’ capital over assets as of December 31, 2012. As part of the reorganization, partner incentive distributions for the six months ended June 30, 2013 were treated as an equity transaction and accrued and recorded in accrued compensation in the Consolidated Statements of Financial Condition. Subsequent to the consummation of the IPO, Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the years ended December 31, 2014 and 2013, SLP accrued partner incentive allocations of $18,653 and $14,196, respectively.

The pre-IPO partners of SLP received Silvercrest shares in connection with the reorganization and IPO, as described below.

Silvercrest—Stockholders’ Equity

As described in Note 1, Silvercrest’s equity structure was modified in connection with the IPO-related reorganization.

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2014
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,768,010	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,520,413	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.
(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,520,413 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 52,188 deferred equity units exercisable for Class B units of SLP, which represents the right to receive additional proportions of the distributions made by SLP. The 52,188 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

Silvercrest is dependent on cash generated by SLP to fund any dividends. Generally, SLP will distribute its profits to all of its partners, including Silvercrest, based on the proportionate ownership each holds in SLP. Silvercrest will fund dividends to its stockholders from its proportionate share of those distributions after provision for income taxes and other obligations.

In connection with the reorganization and IPO described in Note 1, “Reorganization and Initial Public Offering”, Silvercrest issued the following shares on the date of the reorganization:

Class A Common Stock

Silvercrest issued 4,790,684 shares of Class A common stock in the IPO. Each Class B unit of SLP acquired by the Company with proceeds from the IPO immediately converted to a Class A unit. Class A units have the same rights as Class B units. During July 2013, the Company issued 718,603 shares of Class A common stock pursuant to the underwriters’ exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its IPO. During November 2013, 2,013,677 shares of Class B common stock automatically converted to Class A common stock upon the death of the Company’s former Chief Executive Officer as per the terms of an exchange agreement entered into with the Company’s principal, a corresponding amount of Class B common stock was redeemed by the Company.

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2014		4,464,617
Class B common stock repurchased and cancelled	February 2014	(16,530)
Class B common stock issued upon vesting of deferred equity units	February 2014	261,958
Class B common stock surrendered and cancelled	May 2014	(5,893)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	Q3 2014	(133,739)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	Q4 2014	(110,000)
Class B common stock issued to new partners	December 2014	60,000
Class B common shares outstanding - December 31, 2014		4,520,413

In February 2014, the Company purchased from a former partner 16,530 shares of Class B common stock at a price equal to the par value thereof in connection with the repurchase of a like number of Class B Units from such former partner at a price of $14.50 per share.

In February 2014, the Company issued 261,958 shares of Class B common stock upon the vesting of deferred equity units which resulted in the issuance of a like number of Class B units of Silvercrest L.P. The shares of Class B common stock were issued pursuant to the terms of the Certificate of Incorporation of the Company which requires the Company to issue at the par value per share of Class B common stock, one share of Class B common stock for each Class B Unit of Silvercrest L.P. issued.

In May 2014, a former partner surrendered 5,893 shares of Class B common stock at a price equal to the par value thereof in connection with the surrender of a like number of Class B Units from such former partner at a price of $17.73 per share. 4,596 shares of the Class B common stock were surrendered in settlement of an outstanding note receivable in the amount of $81 from the former partner.

During the three months ended September 30, 2014, the Company redeemed from certain existing partners 133,739 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

During the three months ended December 31, 2014, the Company redeemed from certain existing partners 110,000 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In December 2014, the Company issued 60,000 Class B units to newly admitted partners at a price of $15.66 per share and an equivalent number of Class B common shares at par value.

The total number of shares of Class B common stock outstanding and held by employee-principals equals the number of Class B units those individuals hold in SLP. Shares of Silvercrest’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, Silvercrest will issue to the holder one share of its Class B common stock in exchange for the payment of its par value, subject to the holder’s agreement to be bound by the terms of a stockholders’ agreement amongst the Class B stockholders of the Company. Each share of Silvercrest’s Class B common stock will be redeemed for its par value and cancelled by Silvercrest if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP, the terms of the 2012 Equity Incentive Plan of Silvercrest, or otherwise.

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

Notes receivable from partners are as follows:

	December 31, 2014	December 31, 2013
Beginning balance	$3,052	$3,410
Repayment of notes	(841)	(887)
Interest accrued and capitalized on notes receivable	61	74
New notes receivable issued to partners	940	455
Ending balance	$3,212	$3,052

Full recourse notes receivable from partners as of December 31, 2014 and December 31, 2013 are $1,912 and $1,671, respectively.  Limited recourse notes receivable from partners as of December 31, 2014 and December 31, 2013 are $1,300 and $1,381, respectively. There is no allowance for credit losses on notes receivable from partners as of December 31, 2014 and December 31, 2013.

13. RELATED PARTY TRANSACTIONS

During 2014 and 2013, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•	the domesticated Silvercrest Hedged Equity Fund LP (formed in 2011 and formerly Silvercrest Hedged Equity Fund),
•	Silvercrest Hedged Equity Fund (International) Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.),
•	the domesticated Silvercrest Emerging Markets Fund LP (formed in 2011 and formerly Silvercrest Emerging Markets Fund),
•	Silvercrest Emerging Markets Fund (International), Ltd. (which invests through Silvercrest Emerging Markets Fund L.P.),
•	Silvercrest Market Neutral Fund (currently in liquidation),
•	Silvercrest Market Neutral Fund (International) (currently in liquidation),
•	Silvercrest Municipal Advantage Portfolio A LLC,
•	Silvercrest Municipal Advantage Portfolio P LLC,
•	the domesticated Silvercrest Strategic Opportunities Fund LP (formed in 2011 and formerly Silvercrest Strategic Opportunities Fund, and terminated in 2013),
•	the Silvercrest Strategic Opportunities Fund (International) (terminated in 2011),
•	the Silvercrest Jefferson Global Fund, LP (formed in 2014), and
•	the Silvercrest Global Growth Fund, Ltd. (the Company took over as investment manager in 2014, formerly known as the Jefferson Global Growth Fund, Ltd.).

The Company also provides services to the following, which operate and invest separately as stand-alone funds:

•	the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation),
•	Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation),
•	Silvercrest Capital Appreciation Fund LLC (currently in liquidation),
•	Silvercrest International Equity Fund, L.P. (merged into Silvercrest International Fund, L.P. in October 2013),
•	Silvercrest Municipal Special Situations Fund LLC,
•	Silvercrest Municipal Special Situations Fund II LLC,
•	Silvercrest Select Growth Equity Fund, L.P.,
•	Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P. Silvercrest International Equity Fund, L.P. merged into this fund in October 2013),
•	Silvercrest Small Cap Fund, L.P.,
•	Silvercrest Special Situations Fund, L.P., and
•	Silvercrest Commodity Strategies Fund, L.P.

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the years ended December 31, 2014, 2013 and 2012 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $8,974, $8,994, and $8,484, respectively, and performance fees and allocations of $1,417, $14, and $2,615, respectively, of which $1,196, $14 and $1,901, respectively, is included in equity income from investments and $221, $0 and $714, respectively, is included in performance fees in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, the Company was owed $3,797 and $2,653, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2014, 2013 and 2012, the Company earned advisory fees of $592, $479 and $408, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2014 and December 31, 2013, the Company is owed approximately $2 and $78, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

For the year ended December 31, 2013, the Company expensed approximately $780 for payments made through November 2014 to a relative of the Company’s former Chief Executive Officer which are included in general and administrative expenses in the Consolidated Statement of Operations.

At December 31, 2013, the Company had a receivable for life insurance proceeds of $3,010, as it was the beneficiary on a key-man policy in the name of our former Chief Executive Officer, which was included in prepaid and other assets on the Consolidated Statement of Financial Condition.  The Company received these proceeds in January 2014.

14. INCOME TAXES

	Year Ended December 31,
	2014	2013	2012
Current Provision:
Federal	$896	$435	$6
State and local	1,890	1,430	1,029
Total Current Provision	2,786	1,865	1,035
Deferred (Benefit) Provision:
Federal	2,200	176	(14)
State and local	1,400	107	36
Total Deferred Provision (Benefit)	3,600	283	22
Total Provision for Income Taxes	$6,386	$2,148	$1,057

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.  The deferred tax expense for the year ended December 31, 2014, also includes additional deferred tax expense of $1,147 for discrete items. The discrete items are primarily attributable to the decrease of deferred tax assets at Silvercrest due to a reduction in the future statutory corporate tax rates and changes in methods of apportioning income in New York State.

As of December 31, 2014 and 2013, the Company had a net deferred tax asset of $22,835 and $25,683, respectively.  As of December 31, 2014, the net deferred tax asset of $22,835, which is recorded as a net non-current deferred tax asset of $23,000 specific to Silvercrest, consists primarily of assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net non-current deferred tax liability of $64 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a non-current deferred tax liability of $101 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2014	2013
Deferred tax assets
Intangible assets	$24,170	$25,050
Other	37	851
Total deferred tax assets	$24,207	$25,901
Deferred tax liabilities
Intangible assets	$202	$218
Investment on underlying SLP partnership	1,170	—
Total deferred tax liabilities	$1,372	$218
Net deferred tax assets (liabilities)	$22,835	$25,683

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2014	2013	2012
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to Partners	(12.43)%	(25.57)%	(35.00)%
State and local income taxes	15.60%	6.92%	5.26%
Permanent items	(3.69)%	0.00%	0.00%
Life insurance proceeds	0.00%	(5.41)%	0.00%
Other	2.87%	0.13%	(0.17)%
Effective income tax rate	37.35%	11.07%	5.09%

As of December 31, 2014, the Company had tax refunds receivable of $1,073 which consisted of federal and state and local tax refunds of $930 and $143, respectively.  At December 31, 2013, the Company had taxes payable of $1,153, which consisted of federal and state and local taxes payable of $430 and $723, respectively.

Of the total net deferred taxes at December 31, 2014, $61 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2014, the Company’s U.S. federal income tax returns for the years 2011 through 2013 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2014 and 2013.

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

For the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense related to such units of $1,043, $2,222 and $1,388, respectively, of which $109, $245 and $147, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $1, $13, and $17 for the years ended December 31, 2014, 2013 and 2012, respectively, and are part of total compensation expense for the years then ended. During the years ended December 31, 2014, 2013 and 2012, $30, $260 and $63, respectively, of vested Deferred Equity Units were settled in cash. As of December 31, 2014 and December 31, 2013, there was $168 and $906, respectively, of estimated unrecognized compensation expense related to unvested awards. As of December 31, 2014 and December 31, 2013, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.65 and 1.16 years, respectively. The unit and per unit amounts below have been converted in connection with the reorganization of SLP, whereby, SLP completed a unit distribution of 19.64 units for each unit outstanding (excluding deferred equity units) as of the date of the consummation of the IPO.

A summary of these equity grants by the Company as of December 31, 2014, 2013 and 2012 during the periods then ended is presented below:

	Deferred Equity Units				Performance Units
	Units	Fair Value per unit			Units	Fair Value per unit
Balance at January 1, 2012	439,193	$		8.00	250,686	$3.07
Granted	19,642			12.84	9,821	4.70
Vested	(128,953)			(12.84)	—	—
Forfeited	—			—	(2,750)	(4.70)
Balance at December 31, 2012	329,757	$		10.47	257,757	$3.27
Granted	—			—	—	—
Vested	(150,398)			(17.05)	—	—
Forfeited	(4,066)			(17.05)	(19,386)	(3.75)
Balance at December 31, 2013	175,298		$12.00	$17.05	238,371	$3.75
Granted	—		—	—	—	—
Vested	(123,110)		(12.00)	(16.81)	(140,549)	(3.75)
Forfeited	—		—	—	(851)	—
Balance at December 31, 2014	52,188		$12.00	$15.65	96,971	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2014, 1,670,960 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2014, 2013 and 2012, Silvercrest made matching contributions of $79, $60 and $63, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2014, 2013 and 2012, the Company utilized “soft dollar” credits of $1,053, $992 and $320, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2014 and 2013.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$16,720	$17,226	$17,817	$17,709
Income before other income (expense), net	$3,795	$4,243	$4,476	$2,808
Net income	$2,241	$2,798	$2,923	$2,746
Net income attributable to Silvercrest	$944	$1,351	$1,358	$1,122
Net income per share/unit - basic	$0.13	$0.18	$0.18	$0.15
Net income per share/unit - diluted	$0.13	$0.18	$0.18	$0.15
Weighted average shares/units outstanding - basic	7,522,974	7,523,464	7,583,911	7,600,739
Weighted average shares/units outstanding - diluted	7,522,974	7,523,464	7,583,911	7,600,739

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$13,685	$14,472	$14,737	$17,157
Income before other income (expense), net	$5,774	$5,825	$3,187	$1,747
Net income	$5,464	$5,467	$2,249	$3,989
Net income attributable to Silvercrest			$734	$2,026
Net income per share/unit - basic	$0.53	$0.53	$0.14	$0.32
Net income per share/unit – diluted	$0.52	$0.52	$0.14	$0.32
Weighted average shares/units outstanding - basic	10,339,456	10,316,636	5,363,493	6,390,588
Weighted average shares/units outstanding - diluted	10,576,545	10,553,725	5,363,493	6,390,588

*****