Form 10-Q
period 2015-03-31
Silvercrest Asset Management Group Inc.
filed 2015-05-07
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 5, 2015 was 7,797,256 and 4,629,029, respectively.

Except where the context requires otherwise and as otherwise set forth herein, in this report, references to the “Company”, “we”, “us” or “our” refer to Silvercrest Asset Management Group Inc. (“Silvercrest”) and its consolidated subsidiary, Silvercrest L.P., the managing member of our operating subsidiary (“Silvercrest L.P.” or “SLP”). SLP is a limited partnership whose existing limited partners are referred to in this report as “principals”.

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets,  adverse economic or market conditions, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$18,572	$30,820
Restricted certificates of deposit and escrow	586	586
Investments	15	1,307
Receivables, net	4,430	4,534
Due from Silvercrest Funds	2,481	3,797
Furniture, equipment and leasehold improvements, net	2,389	2,354
Goodwill	20,008	20,008
Intangible assets, net	10,844	11,167
Deferred tax asset—tax receivable agreement	22,547	23,000
Prepaid expenses and other assets	3,512	2,123
Total assets	$85,384	$99,696
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,973	$3,291
Accrued compensation	5,291	21,758
Notes payable	4,064	4,124
Borrowings under revolving credit facility	—	24
Deferred rent	1,183	1,299
Deferred tax and other liabilities	16,299	16,138
Total liabilities	30,810	46,634
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2015 and December 31, 2014	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 7,786,010 and 7,768,010 issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	78	78
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,629,029 and 4,520,413 issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively	45	46
Additional Paid-In Capital	39,255	39,175
Retained earnings	3,688	3,217
Total stockholders’ equity	43,066	42,516
Non-controlling interests	11,508	10,546
Total equity	54,574	53,062
Total liabilities and stockholders’ equity	$85,384	$99,696

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Revenue
Management and advisory fees	$16,703	$15,583
Family office services	725	1,137
Total revenue	17,428	16,720
Expenses
Compensation and benefits	9,762	9,711
General and administrative	3,528	3,214
Total expenses	13,290	12,925
Income before other income (expense), net	4,138	3,795
Other income (expense), net
Other income (expense), net	8	8
Interest income	20	20
Interest expense	(58)	(127)
Total other income (expense), net	(30)	(99)
Income before provision for income taxes	4,108	3,696
Provision for income taxes	1,298	1,455
Net income	2,810	2,241
Less: net income attributable to non-controlling interests	(1,407)	(1,297)
Net income attributable to Silvercrest	$1,403	$944
Net income per share:
Basic	$0.18	$0.13
Diluted	$0.18	$0.13
Weighted average shares outstanding:
Basic	7,770,610	7,522,974
Diluted	7,770,610	7,522,974

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
January 1, 2014	7,523	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165
Distributions to partners	—	—	—	—	—	—	—	(1,349)	(1,349)
Redemptions of partners’ interests	—	—	(17)	—	—	—	—	(240)	(240)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	629	629
Equity-based compensation	—	—	262	2	—	—	2	1,157	1,159
Net Income	—	—	—	—	—	944	944	1,297	2,241
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(19)	(19)
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(903)	(903)	—	(903)
March 31, 2014	7,523	$75	4,710	$47	$39,003	$2,140	$41,265	$8,418	$49,683

January 1, 2015	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(1,241)	(1,241)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	481	481
Equity-based compensation	—	—	127	—	—	—	—	389	389
Net Income	—	—	—	—	—	1,403	1,403	1,407	2,810
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	23	—	23	—	23
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(18)	(18)
Share conversion	18	—	(18)	(1)	57	—	56	(56)	—
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(932)	(932)	—	(932)
March 31, 2015	7,786	$78	4,629	$45	$39,255	$3,688	$43,066	$11,508	$54,574

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$2,810	$2,241
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	115	514
Depreciation and amortization	460	481
Deferred rent	(116)	(114)
Provision for doubtful accounts	—	227
Deferred income taxes	645	1,013
Non-cash interest on notes receivable from partners	(18)	(19)
Distributions received from investment funds	1,292	3
Other	—	2
Receivables and due from Silvercrest Funds	1,420	1,293
Prepaid expenses and other assets	(1,390)	2,889
Accounts payable and accrued expenses	681	(1,274)
Accrued compensation	(16,191)	(11,648)
Interest payable on notes payable	46	89
Net cash used in operating activities	(10,246)	(4,303)
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$—	$(1)
Acquisition of furniture, equipment and leasehold improvements	(162)	(27)
Earn-outs paid related to acquisitions completed before January 1, 2009	—	(1,679)
Net cash used in investing activities	(162)	(1,707)
Cash Flows From Financing Activities
Redemptions of partners’ interests	$—	$(240)
Repayments of notes payable	(129)	(194)
Payments on capital leases	(19)	(15)
Distributions to partners	(1,241)	(1,349)
Dividends paid on Class A common stock	(932)	(903)
Payments from partners on notes receivable	481	629
Net cash used in financing activities	(1,840)	(2,072)
Net decrease in cash and cash equivalents	(12,248)	(8,082)
Cash and cash equivalents, beginning of period	30,820	27,122
Cash and cash equivalents, end of period	$18,572	$19,040

	Three months ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,054	$1,707
Interest	11	35
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of IPO	$184	$11
Asset acquired under capital lease	11	289

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of and for the Three Months ended March 31, 2015 and 2014

(Dollars in thousands)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner in Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,524,271 Class A units or approximately 62% of the economic interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

On March 11, 2004, SAMG LLC acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that was completed on June 27, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition.  As of March 31, 2015, this liability is is estimated to be $15,785. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

Estimating the amount of payments that Silvercrest may be required to make under the TRA is imprecise by nature, because the actual increase in its share of the tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

•

the timing of exchanges of Silvercrest’s Class B units for shares of Silvercrest’s Class A common stock—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable and amortizable assets of SLP at the time of the exchanges;

•

the price of Silvercrest’s Class A common stock at the time of exchanges of Silvercrest’s Class B units—the increase in Silvercrest’s share of the basis in the assets of SLP, as well as the increase in any tax deductions, will be related to the price of Silvercrest’s Class A common stock at the time of these exchanges;

•

the extent to which these exchanges are taxable—if an exchange is not taxable for any reason (for instance, if a principal who holds Silvercrest’s Class B units exchanges units in order to make a charitable contribution), increased deductions will not be available;

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

In addition, the TRA provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control, Silvercrest’s (or its successors’) obligations with respect to exchanged or acquired Silvercrest’s Class B units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that Silvercrest would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2014 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2015 and 2014 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds over which the general partner or equivalent is presumed to have control. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (“VIE”). None of the funds for which SLP is the general partner met the definition of a VIE during the three months ended March 31, 2015 and 2014, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

SLP then considers whether the fund is a voting interest entity (“VoIE”) in which the unaffiliated limited partners have substantive “kick-out” rights that provide the ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause. SLP considers the “kick-out” rights to be substantive if the general partner for the fund can be removed by the vote of a simple majority of the unaffiliated limited partners and there are no significant barriers to the unaffiliated limited partners’ ability to exercise these rights in that among other things, (1) there are no conditions or timing limits on when the rights can be exercised, (2) there are no financial or operational barriers associated with replacing the general partner, (3) there are a number of qualified replacement investment advisors that would accept appointment at the same fee level, (4) each fund’s documents provide for the ability to call and conduct a vote, and (5) the information necessary to exercise the kick-out rights and related vote are available from the fund and its administrator.

As of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, all of the funds for which SLP was the general partner had substantive “kick-out” rights and, therefore, neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2015, Silvercrest holds approximately 63% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

Equity Method Investments

Entities and investments, the activities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, are accounted for using the equity method of accounting, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2015 and December 31, 2014. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which consist of Level I and Level II securities. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2015 or 2014.

Receivables and Due from Silvercrest Funds

Receivables consist primarily of amounts for advisory fees due from clients, management fees and family office services fees, and are stated as net realizable value. The Company maintains an allowance for doubtful receivables based on estimates of expected losses and specific identification of uncollectible accounts. The Company charges actual losses to the allowance when incurred.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist primarily of furniture, fixtures and equipment, computer hardware and software and leasehold improvements and are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives, which for leasehold improvements is the lesser of the lease term or the life of the asset, generally 10 years, and for other fixed assets is 3 to 7 years.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Contingent consideration is recorded as part of the purchase price when such contingent consideration is not based on continuing employment of the selling shareholders. Contingent consideration that is related to continuing employment is recorded as compensation expense. Payments made for contingent consideration recorded as part of an acquisition’s purchase price are reflected as financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.

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

The Company accounts for Goodwill under ASC 350, “Goodwill Intangibles and Other” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2014 and 2013, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2015 and December 31, 2014. No goodwill impairment charges were recorded during the three months ended March 31, 2015 and 2014.

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

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also reevaluates the periods of depreciation and amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

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

SLP also makes distributions to its partners of various nature including incentive payments, profit distributions and tax distributions.  The profit distributions and tax distributions are accounted for as equity transactions.

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

Revenue Recognition

Revenue is recognized ratably over the period in which services are performed. Revenue consists primarily of investment advisory fees, family office services fees and fund management fees. Investment advisory fees, which are earned pursuant to the terms of the underlying advisory contract, are typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter, based on a contractually specified percentage of the assets managed. For investment advisory fees billed in advance, the value of assets managed is determined based on the value of the customer’s account as of the last trading day of the preceding quarter. For investment advisory fees billed in arrears, the value of assets managed is determined based on the value of the customer’s account on the last day of the quarter being billed. Family office services fees are typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter based on a contractual percentage of the assets managed or based on a fixed fee arrangement. Management fees from proprietary and non-proprietary funds are calculated as a percentage of net asset values measured at the beginning of a month or quarter or at the end of a quarter, depending on the fund.

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

Equity-Based Compensation

Equity-based compensation cost relating to the issuance of share-based awards to employees is based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that have the potential to be settled in cash at the election of the employee or prior to the reorganization related to redeemable partnership units are classified as liabilities (“Liability Awards”) and are adjusted to fair value at the end of each reporting period. Distributions associated with Liability Awards expected to vest are accounted for as compensation expense in the Condensed Consolidated Statements of Operations.

Leases

The Company expenses the net lease payments associated with operating leases on a straight-line basis over the respective lease term, including any rent-free periods. Leasehold improvements are recorded at cost and are depreciated using the straight-line method over the lesser of the estimated useful lives of the improvements (generally 10 years) or the remaining lease term.

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

Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on the condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12").” ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  The Company is evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

3. ACQUISITIONS

Jamison:

On March 30, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, SLP, SAMG LLC (the “Buyer”) and Jamison Eaton & Wood, Inc., a New Jersey corporation (“Jamison” or the “Seller”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison (together, the “Principals”).  The transaction contemplated by the Asset Purchase Agreement is referred to herein as the “Jamison Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, upon closing of the transaction, SAMG LLC will acquire (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals. In consideration of the purchased assets and goodwill, SAMG LLC will pay to the Seller and the Principals an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, subject to certain adjustments (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $612, with an interest rate of 5% per annum, subject to certain adjustments (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals for an aggregated total amount of $1,771, each with an interest rate of 5% per annum, subject to certain adjustments (together, the “Principals Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals with a value equal to $3,967 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). SAMG LLC will make earnout payments to the Principals as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.

In connection with their receipt of the Equity Consideration, the Principals will be subject to the rights and obligations set forth in the limited partnership agreement of SLP and will be entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals will become parties to the Exchange Agreement, which governs the exchange of Class B Units for Class A common stock of the Company, the Resale and Registration Rights Agreement, which will provide the Principals with liquidity with respect to shares of Class A common stock of the Company received in exchange for Class B Units, and the TRA of the Company, which will entitle the Principals to share in a portion of the tax benefit received by the Company upon the exchange of Class B Units for Class A common stock of the Company.

The Asset Purchase Agreement includes customary representations, warranties and covenants and is subject to the satisfaction of a number of conditions precedent.

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $1,325 related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2015 and December 31, 2014 for contingent consideration.  As of March 31, 2015, $564 remained outstanding on the note payable related to the Milbank acquisition.  The final payment on this note will be made on November 1, 2015.

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $15 and $1,307 as of March 31, 2015 and December 31, 2014, respectively, representing the Company’s interests in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2015 and 2014, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2015 and December 31, 2014, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$18,572	$18,572	$30,820	$30,820
Restricted Certificates of Deposit and Escrow	$586	$586	$586	$586	Level 1	(1)

Financial liabilities:
Notes Payable	$4,064	$4,064	$4,124	$4,124	Level 2	(2)

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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2015 and December 31, 2014:

	2015	2014
Management and advisory fees receivable	$2,803	$2,705
Unbilled receivables	1,990	2,229
Other receivables	2	2
Receivables	4,795	4,936
Allowance for doubtful receivables	(365)	(402)
Receivables, net	$4,430	$4,534

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2015 and December 31, 2014:

	2015	2014
Leasehold improvements	$3,857	$3,766
Furniture and equipment	4,577	4,496
Artwork	421	421
Total cost	8,855	8,683
Accumulated depreciation and amortization	(6,466)	(6,329)
Furniture, equipment and leasehold improvements, net	$2,389	$2,354

Depreciation expense for the three months ended March 31, 2015 and 2014 was $137 and $121, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2015 and the year ended December 31, 2014:

	2015	2014
Beginning
Gross balance	$37,423	$37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,008	20,031
Purchase price adjustments from earnouts	─	(23)
Ending
Gross balance	37,423	37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$20,008	$20,008

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of March 31, 2015 and December 31, 2014:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Balance, March 31, 2015	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(292)	(31)	(323)
Balance, March 31, 2015	(6,919)	(1,460)	(8,379)
Net book value	$10,641	$203	$10,844
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, December 31, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(1,217)	(205)	(1,422)
Balance, December 31, 2014	(6,627)	(1,429)	(8,056)
Net Book Value	$10,933	$234	$11,167

Amortization expense related to intangible assets was $323 and $360 for the three months ended March 31, 2015 and 2014, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2015 (remainder of)	$968
2016	1,236
2017	1,135
2018	1,001
2019	720
Thereafter	5,784
Total	$10,844

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of March 31, 2015 and December 31, 2014, no amount had been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of March 31, 2015 and December 31, 2014, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans for the three months ended March 31, 2015 and 2014 was $10 and $37, respectively.

Notes Payable

The following is a summary of notes payable:

	March 31, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,322
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	2,683
Interest payable		59
Total, March 31, 2015		$4,064

	December 31, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,417
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	2,683
Interest payable		24
Total, December 31, 2014		$4,124

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of March 31, 2015, future principal amounts payable under the fixed and variable rate notes are as follows:

2015 (remainder of)	$1,742
2016	1,274
2017	989
Total	$4,005

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of March 31, 2015 and December 31, 2014, $2,683 remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $47 and $19, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2015 and 2014 amounted to $917 and $902, respectively. The Company received sub-lease income from subtenants during the three months ended March 31, 2015 and 2014 of $91 and $102, respectively. Therefore, for the three months ended March 31, 2015 and 2014, net rent expense amounted to $826 and $800, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $586 as of March 31, 2015 and December 31, 2014.  The letter of credit is collateralized by a certificate of deposit in an equal amount.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.

Future minimum lease payments and rentals under lease agreements which expire through 2019 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2015	$2,757	$(333)	$2,424
2016	3,646	(444)	3,202
2017	2,838	(343)	2,495
2018	60	—	60
2019	36	—	36
Total	$9,337	$(1,120)	$8,217

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   The aggregate principal balance of capital leases was $274 and $282 as of March 31, 2015 and December 31, 2014, respectively.

The assets relating to capital leases that are included in equipment as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Capital lease assets included in furniture and equipment	$356	$345
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(144)	(127)
	$270	$276

Depreciation expense relating to capital lease assets was $17 and $19 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2015	$57
2016	79
2017	69
2018	58
2019	11
Total	$274

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. Contingent consideration payments of $0 and $1,679 were made during the three months ended March 31, 2015 and 2014, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

11. STOCKHOLDERS’ EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,241 and $1,349, for the three months ended March 31, 2015 and 2014, respectively. Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2015 and 2014 amounted to $18,568 and $14,181, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and 2014.  Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2015 and 2014, SLP accrued partner incentive allocations of $4,241 and $4,114, respectively.

Silvercrest—Stockholders’ Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2015
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,786,010	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,629,029	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.
(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,629,029 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 4,911 deferred equity units exercisable for Class B units of SLP, which represent the right to receive additional proportions of the distributions made by SLP. The 4,911 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2015, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2015		7,768,010
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	March 2015	18,000
Class A common shares outstanding - March 31, 2015		7,786,010

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2015		4,520,413
Class B common stock issued upon vesting of deferred equity units	February 2015	126,616
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2015	(18,000)
Class B common shares outstanding - March 31, 2015		4,629,029

In February 2015, the Company issued 126,616 shares of Class B common stock upon the vesting of deferred equity units which resulted in the issuance of a like number of Class B units of Silvercrest LP. The shares of Class B common stock were issued pursuant to the terms of the Certificate of Incorporation of the Company which requires the Company to issue at the par value per share of Class B common stock, one share of Class B common stock for each Class B Unit of Silvercrest LP issued.

During the three months ended March 31, 2015, the Company redeemed from certain existing partners 18,000 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

12. NOTES RECEIVABLE FROM PARTNERS

Partner contributions to SLP are made in cash, in the form of five or six year interest-bearing promissory notes and/or in the form of nine year interest-bearing limited recourse promissory notes. Limited recourse promissory notes were issued in January 2008 and August 2009 with interest rates of 3.53% and 2.77%, respectively. The recourse limitation includes a stated percentage of the initial principal amount of the limited recourse note plus a stated percentage of the accreted principal amount as of the date upon which all amounts due are paid in full plus all costs and expenses required to be paid by the borrower and all amounts required to be paid pursuant to a pledge agreement associated with each note issued. Certain notes receivable are payable in annual installments and are collateralized by SLP’s units that are purchased with the note. Notes receivable from partners are reflected as a reduction of non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Notes receivable from partners are as follows for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance	$3,212	$3,052
Repayment of notes	(481)	(841)
Interest accrued and capitalized on notes receivable	18	61
New notes receivable issued to partners	—	940
Ending balance	$2,749	$3,212

Full recourse notes receivable from partners as of March 31, 2015 and December 31, 2014 are $1,554 and $1,912, respectively. Limited recourse notes receivable from partners as of March 31, 2015 and December 31, 2014 are $1,195 and $1,300, respectively. There is no allowance for credit losses on notes receivable from partners as of March 31, 2015 and December 31, 2014.

13. RELATED PARTY TRANSACTIONS

During 2015 and 2014, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•	the domesticated Silvercrest Hedged Equity Fund, L.P. (formed in 2011 and formerly Silvercrest Hedged Equity Fund),
•	Silvercrest Hedged Equity Fund (International), Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.),
•	the domesticated Silvercrest Emerging Markets Fund, L.P. (formed in 2011 and formerly Silvercrest Emerging Markets Fund),
•	Silvercrest Emerging Markets Fund (International), Ltd. (which invests through Silvercrest Emerging Markets Fund L.P.),
•	Silvercrest Market Neutral Fund (currently in liquidation),
•	Silvercrest Market Neutral Fund (International) (currently in liquidation),
•	Silvercrest Municipal Advantage Portfolio A LLC,
•	Silvercrest Municipal Advantage Portfolio P LLC,
•	Silvercrest Municipal Advantage Portfolio S LLC (formed in 2015),
•	the domesticated Silvercrest Strategic Opportunities Fund LP (formed in 2011 and formerly Silvercrest Strategic Opportunities Fund, and terminated in 2013),
•	the Silvercrest Strategic Opportunities Fund (International) (terminated in 2011),
•	the Silvercrest Jefferson Fund, L.P. (formed in 2014), and
•

the Silvercrest Jefferson Fund, Ltd. (the Company took over as investment manager in 2014, formerly known as the Jefferson Global Growth Fund, Ltd.), which invests in Silvercrest Jefferson Master Fund, L.P. (formed in 2014).

The Company also provides services to the following, which operate and invest separately as stand-alone funds:

•	the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation),
•	Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation),
•	Silvercrest Capital Appreciation Fund LLC (currently in liquidation),
•	Silvercrest International Equity Fund, L.P. (merged into Silvercrest International Fund, L.P. in October 2013),
•	Silvercrest Municipal Special Situations Fund LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Municipal Special Situations Fund II LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Select Growth Equity Fund, L.P.,
•	Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P. Silvercrest International Equity Fund, L.P. merged into this fund in October 2013),
•	Silvercrest Small Cap Fund, L.P.,
•	Silvercrest Special Situations Fund, L.P., and
•	Silvercrest Commodity Strategies Fund, L.P.

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the three months ended March 31, 2015 and 2014, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,902 and $2,194, respectively. As of March 31, 2015 and December 31, 2014, the Company was owed $2,481 and $3,797, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2015 and 2014, the Company earned advisory fees of $127 and $126, respectively, from assets managed on behalf of certain of its partners. As of March 31, 2015 and December 31, 2014, the Company is owed approximately $7 and $2 from certain of its partners, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2015, the Company had net deferred tax assets of $22,374, which is recorded as a non-current deferred tax asset of $22,547 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $75 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $98 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2015, $64 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Position, respectively.

As of December 31, 2014, the Company had net deferred tax assets of $22,835, which is recorded as a non-current deferred tax asset of $23,000 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a net non-current deferred tax liability of $64 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets and a non-current deferred tax liability of $101 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities in the Condensed Consolidated Statement of Financial Condition, respectively.

The current tax expense was $653 and $442 for the three months ended March 31, 2015 and 2014, respectively. Of the amount for the three months ended March 31, 2015, $307 relates to Silvercrest’s corporate tax expense, $345 relates to SLP’s UBT liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2015 and 2014 was $645 and $1,013, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2015 and 2014 is $1,298 and $1,455, respectively.

The current expense increased from the comparable period in 2014 mainly due to increased profitability during 2015.  The deferred tax expense decreased from the comparable period in 2014 primarily due to a discrete item recorded during the three months ended March 31, 2014 related to a reduction in future statutory corporate tax rates in New York State.

Of the total current tax expense for the three months ended March 31, 2015 and 2014, $129 and $124, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2015 and 2014, $3 and $2, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2015 and 2014 related to non-controlling interests is $132 and $126, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2015, the Company’s U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2015 and 2014.

15. REDEEMABLE PARTNERSHIP UNITS

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

Distributions related to Deferred Equity Units that are paid to partners are charged to non-controlling interests. Distributions related to the unvested portion of Deferred Equity Units that are assumed to be forfeited are recognized as compensation expense because these distributions are not required to be returned by partners to SLP upon forfeiture.

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

For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to such units of $115 and $514, respectively, of which $16 and $42, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 and $1 for the three months ended March 31, 2015 and 2014, respectively, and are part of total compensation expense for the three months then ended. During the three months ended March 31, 2015 and 2014, $0 and $30 of vested Deferred Equity Units were settled in cash. As of March 31, 2015 and December 31, 2014, there was $63 and $168, respectively, of estimated unrecognized compensation expense related to unvested awards. As of March 31, 2015 and December 31, 2014, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.89 and 0.65 years, respectively.

A summary of these equity grants by the Company as of March 31, 2015 and 2014 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2015	52,188	$12.00	$15.65	96,971	$3.75
Vested	(47,277)	(12.00)	(13.97)	(90,585)	—
Balance at March 31 2015	4,911	$12.00	$14.25	6,386	$3.75

Balance at January 1, 2014	175,298	$12.00	$17.05	238,371	$3.75
Vested	(123,110)	12.00	(16.81)	(140,549)
Forfeited	—	—	—	(851)
Balance at March 31, 2014	52,188	$12.00	$18.29	96,971	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2015, 1,670,960 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2015 and 2014, Silvercrest made matching contributions of $19 and $16, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2015 and 2014, the Company utilized “soft dollar” credits of $235 and $264, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2015, our assets under management grew 1.7% from $17.9 billion to $18.2 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued deferred equity units exercisable for 4,912 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of March 31, 2015 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements. For the three months ended March 31, 2015, our net income, after amounts attributable to non-controlling interests, represents approximately 63% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2015	2014
Revenue	$17,428	$16,720
Income before other income (expense), net	$4,138	$3,795
Net income	$2,810	$2,241
Net income attributable to Silvercrest	$1,403	$944
Adjusted EBITDA (1)	$4,966	$4,981
Adjusted EBITDA margin (2)	28.5%	29.8%
Assets under management at period end (billions)	$18.2	$16.2
Average assets under management (billions) (3)	$18.1	$16.0

(1)

EBITDA, a non-GAAP measure of earnings, represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to items, including but not limited to, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, losses on disposals or abandonment of assets and leaseholds, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. We use this non-GAAP financial measure to assess the strength of our business. These adjustments and the non-GAAP financial measures that are derived from them provide supplemental information to analyze our business from period to period. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for financial measures in accordance with GAAP.   See “Supplemental Non-GAAP Financial Information” for a reconciliation of non-GAAP financial measures.

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2015	2014
AUM concentrated in Discretionary Managed Accounts	$11.2	$9.8
Average AUM For Discretionary Managed Accounts	$10.9	$9.6
Discretionary Managed Accounts Revenue (in millions)	$14.7	$13.4
Percentage of management and advisory fees revenue	88.0%	86.0%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2015	2014
AUM concentrated in Private Funds	$0.6	$0.8
Average AUM For Private Funds	$0.8	$0.8
Private Funds Revenue (in millions)	$2.0	$2.2
Percentage of management and advisory fees revenue	12.0%	14.0%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.39% and 0.42% for the three months ended March 31, 2015 and 2014, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee decreased for the three months ended March 31, 2015 as compared with the same period in the prior year as a result of increased non-discretionary assets under management which is associated with either flat-fee or low-basis assets.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2015 and 2014. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

We account for partner incentive distributions as an expense in our Statement of Operations.

The components of our compensation expense for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Cash compensation and benefits (1)	$9,647	$9,196
Distributions on liability awards (2)	─	1
Non-cash equity-based compensation expense	115	514
Total compensation expense	$9,762	$9,711
(1)	For the three months ended March 31, 2015 and 2014, $4,241 and $4,114, of partner incentive payments were included in cash compensation and benefits expense, respectively.
(2)

Cash distributions on the portion of unvested deferred equity units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

On February 29, 2012, February 28, 2011 and February 24, 2010, Silvercrest L.P. and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of Silvercrest L.P. and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. Each 100 deferred equity units represent the unsecured right to receive 100 Class B units of Silvercrest L.P., subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from Silvercrest L.P. as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or a combination of the equivalent cash value of some of the units and units, but in no event may the holder receive more than 50% of the aggregate value of the vested units in cash. To the extent that holders elect to receive up to 50% of the aggregate value of the vested units in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense will be recognized on the February 29, 2012 grant date of the deferred equity unit and performance unit awards through February 29, 2016.

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

Non-Controlling Interests

We are the general partner of Silvercrest L.P. and control its business and affairs and, therefore, consolidate its financial results with ours. In light of the limited partners’ interest in Silvercrest L.P., we reflect their partnership interests as non-controlling interests in our Condensed Consolidated Financial Statements.

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

Acquisition

On March 30, 2015, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among us, SLP, SAMG LLC (the “Buyer”) and Jamison Eaton & Wood, Inc., a New Jersey corporation (“Jamison” or the “Seller”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison (together, the “Principals”).  The transaction contemplated by the Asset Purchase Agreement is referred to herein as the “Jamison Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, upon closing of the transaction, SAMG LLC will acquire (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals. In consideration of the purchased assets and goodwill, SAMG LLC will pay to the Seller and the Principals an aggregate purchase price consisting of (1) cash payments in the aggregate amount of approximately $3.6 million, subject to certain adjustments (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of approximately $0.6 million, with an interest rate of 5% per annum, subject to certain adjustments (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals for an aggregated total amount of approximately $1.8 million, each with an interest rate of 5% per annum, subject to certain adjustments (together, the “Principals Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals with a value equal to approximately $4.0 million and an equal number of shares of Class B common stock, having voting rights but no economic interest (together, the “Equity Consideration”). SAMG LLC will make earnout payments to the Principals as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.

In connection with their receipt of the Equity Consideration, the Principals will be subject to the rights and obligations set forth in the limited partnership agreement of SLP and will be entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals will become parties to the Exchange Agreement, which governs the exchange of Class B Units for Class A common stock, the Resale and Registration Rights Agreement, which will provide the Principals with liquidity with respect to shares of Class A common stock received in exchange for Class B Units, and the TRA, which will entitle the Principals to share in a portion of the tax benefit received upon the exchange of Class B Units for Class A common stock.

The Asset Purchase Agreement includes customary representations, warranties and covenants and is subject to the satisfaction of a number of conditions precedent.

Operating Results

Revenue

Our revenues for the three months ended March 31, 2015 and 2014 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$16,703	$15,583	$1,120	7.2%
Family office services	725	1,137	(412)	-36.2%
Total revenue	$17,428	$16,720	$708	4.2%

The growth in our assets under management during the three months ended March 31, 2015 and 2014 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2014	$10.1	$5.6	$15.7
Gross client inflows	1.0	0.2	1.2
Gross client outflows	(0.5)	(0.1)	(0.6)
Market appreciation (depreciation)	─	(0.1)	(0.1)
As of March 31, 2014	$10.6	$5.6	$16.2 (1)

As of January 1, 2015	$11.6	$6.3	$17.9
Gross client inflows	0.7	0.1	0.8
Gross client outflows	(0.6)	(0.1)	(0.7)
Market appreciation	0.1	0.1	0.2
As of March 31, 2015	$11.8	$6.4	$18.2 (1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of 3/31/15

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	11.0	16.1	13.6	9.0	8.4
Russell 1000 Value Index		9.3	16.4	13.8	7.7	7.2

Small Cap Value Composite	4/1/02	9.6	17.1	16.7	14.2	11.7
Russell 2000 Value Index		4.4	14.8	12.5	8.9	8.4

Smid Cap Value Composite	10/1/05	8.6	15.6	15.1	10.4	10.0
Russell 2500 Value Index		6.6	16.3	14.1	10.3	7.9

Multi Cap Value Composite	7/1/02	11.4	16.8	14.9	10.8	9.6
Russell 3000 Value Index		8.9	16.3	13.7	7.8	8.2

Equity Income Composite	12/1/03	9.7	17.0	15.4	11.8	12.0
Russell 3000 Value Index		8.9	16.3	13.7	7.8	8.4

Focused Value Composite	9/1/04	11.9	16.3	13.7	11.3	11.1
Russell 3000 Value Index		8.9	16.3	13.7	7.8	8.0

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

The following chart shows the performance of our Company’s basic asset allocation model portfolio:

MODEL PORTFOLIO PERFORMANCE

as of 3/31/15

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Income Portfolio	5-1-03	5.8	7.9	7.4	6.1	6.8
25/45/30% S&P 500, Barclays Aggregate, HFRI FOF Comp		7.4	7.1	6.8	5.4	6.1
Balanced Portfolio	5-1-03	6.6	9.6	8.8	7.0	8.0
50/30/20% S&P 500, Barclays Aggregate, HFRI FOF Comp		9.2	10.2	9.4	7.0	7.4
Growth Portfolio	5-1-03	7.5	12.2	11.2	8.2	9.2
80/10/10% S&P 500, Barclays Aggregate, HFRI FOF Comp		11.3	13.8	12.4	8.3	8.6

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

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Our total revenue increased by $0.7 million, or 4.2%, to $17.4 million for the three months ended March 31, 2015, from $16.7 million for the three months ended March 31, 2014. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $2.0 billion, or 12.3%, to $18.2 billion at March 31, 2015 from $16.2 billion at March 31, 2014. Compared to the three months ended March 31, 2014, there was a decrease of $0.4 billion of client inflows, a decrease of $0.1 billion in client outflows, and an increase of $0.3 billion in market appreciation. Our market appreciation during the three months ended March 31, 2015 constituted a 1.1% rate of increase in our total assets under management compared to March 31, 2014. Our growth in assets under management for the three months ended March 31, 2015 was attributable to an increase of $0.2 billion in discretionary assets under management. The growth in our discretionary assets under management was primarily driven by market appreciation. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended March 31, 2015 compared to the prior period. Sub-advised fund management revenue decreased by $0.1 million for the three months ended March 31, 2015 as compared to the same period in the prior year. Proprietary fund management revenue decreased by $0.1 million for the three months ended March 31, 2015 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 1.9% during the three months ended March 31, 2015 and fixed income assets increased by 2.7% during the same period. For the three months ended March 31, 2015, most of our growth came from our small cap value, small cap concentrated and SMID cap value strategies with composite returns of 4.6%, 3.6% and 3.5%, respectively. As of March 31, 2015, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Total AUM as of January 1,	$17.9	$15.7

Discretionary AUM:
Total Discretionary AUM as of January 1,	11.6	10.1
New client accounts/assets	─	0.2	(1)
Closed accounts	─	─	(2)
Net cash inflow/(outflow)	0.1	0.2	(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market (depreciation)/appreciation	0.1	0.1
Change to Discretionary AUM	0.2	0.5
Total Discretionary AUM at March 31,	11.8	10.6
Change to Non-Discretionary AUM	0.1	─	(5)
Total AUM as of March 31,	$18.2	$16.2

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the three months ended March 31, 2015 and 2014 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$9,762	$9,711	$51	0.5%
General, administrative and other	3,528	3,214	314	9.8%
Total expenses	$13,290	$12,925	$365	2.8%

(1)	For the three months ended March 31, 2015 and 2014, $4,241 and $4,114, respectively, of partner incentive payments were included in cash compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2015 and 2014. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses.

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Total expenses increased by $0.4 million, or 2.8%, to $13.3 million for the three months ended March 31, 2015 from $12.9 million for the three months ended March 31, 2014. This increase was primarily attributable to increases in compensation and benefits expense of $0.1 million, as well as increases in general and administrative expenses of $0.3 million.

Compensation and benefits expense increased by $0.1 million, or 0.5%, to $9.8 million for the three months ended March 31, 2015 from $9.7 million for the three months ended March 31, 2014. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $0.1 million, an increase in benefits costs of $0.1 million, an increase in accrued earnout payments related to the Richmond, VA office expansion of $0.1 million and an increase in salaries expense of $0.2 million as a result of both merit increases and increased headcount. This was partially offset by a decrease in equity-based compensation expense of $0.4 million primarily as a result of lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $0.3 million, or 9.8%, to $3.5 million for the three months ended March 31, 2015 from $3.2 million for the three months ended March 31, 2014. This increase was primarily due to an increase in professional fees of $0.4 million related to the timing of audit expenses and an increase in investment research costs of $0.3 million.  This was partially offset by a decrease in bad debt expense of $0.2 million because we increased our reserve in 2014 due to higher revenue, a decrease in client reimbursements of $0.1 million and a decrease in sub-advisory and referral fees of $0.1 million as a result of lower sub-advisory revenue.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$8	$8	$—	0.0%
Interest income	20	20	—	0.0%
Interest expense	(58)	(127)	69	54.3%
Total other (expense) income, net	$(30)	$(99)	$69	69.7%

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

Other income (expense),  net increased by $69 thousand to other income (expense), net of ($30) thousand for the three months ended March 31, 2015 from other expense, net of ($99) thousand for the three months ended March 31, 2014 due to a decrease in interest expense of $69 thousand. Interest expense decreased for the three months ended March 31, 2015 as compared to the prior year as a result of reduced borrowings under our credit facility and payments made on notes payable to former partners resulting in lower outstanding balances.

Provision for Income Taxes

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

The provision for income taxes was $1.3 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The change was a result of both the recognition of increased corporate income tax expense related to increased profitability for the three months ended March 31, 2015 as compared with the comparable period in the prior year, and a decrease in deferred tax expense due to a discrete item recorded during the three months ended March 31, 2014 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2015 and 2014 was 31.6% and 39.4%, respectively.

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
•

We define Adjusted EBITDA as EBITDA without giving effect to the Delaware franchise tax, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs and severance and other similar expenses.  We feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted EBITDA, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings of the Company.

•	Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.
•

Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses. Furthermore, Adjusted Net Income includes income tax expense assuming a corporate rate of 40%.

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

Adjusted EBITDA

	Three Months Ended March 31,
	2015	2014
Reconciliation of non-GAAP financial measure:
Net income	$2,810	2,241
Provision for income taxes	1,298	1,455
Delaware Franchise Tax	55	45
Interest expense	58	127
Interest income	(20)	(8)
Depreciation and amortization	460	481
Equity-based compensation	115	515
Other adjustments (A)	190	125
Adjusted EBITDA	$4,966	$4,981
Adjusted EBITDA Margin	28.5%	29.8%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$2,810	$2,241
GAAP Provision for income taxes	1,298	1,455
Delaware Franchise Tax	55	45
Other adjustments (A)	190	125
Adjusted earnings before provision for income taxes	4,353	3,866
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,741)	(1,546)

Adjusted net income	$2,612	$2,320

Adjusted earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

Shares outstanding:
Basic Class A shares outstanding	7,786	7,523
Basic Class B shares outstanding	4,629	4,710
Total basic shares outstanding	12,415	12,233

Diluted Class A shares outstanding	7,786	7,523
Diluted Class B shares outstanding (B)	4,645	4,853
Total diluted shares outstanding	12,431	12,376

(A)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2015	2014

Client reimbursement	$—	$125
Acquisition costs (a)	58	—
Non-acquisition expansion costs (b)	132	—
Total other adjustments	$190	$125
(a)	Reflects the legal fees associated with the pending Jamison acquisition.
(b)	Represents $64 of accrued earnout and $68 of professional fees related to our Richmond, VA office expansion.
(B)

Includes 4,911 and 52,188 unvested deferred equity units as of March 31, 2015 and 2014, respectively.  Also includes 11,246 and 90,959 conditionally issuable units that vest upon achievement of certain performance metrics, that would be issuable if March 31, 2015 and 2014, respectively, was the end of the contingency.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of March 31, 2015, $0 was outstanding on the revolving credit facility. As of March 31, 2015, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of March 31, 2015.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2015 and December 31, 2014.

	As of
(in thousands)	March 31, 2014	December 31, 2014
Cash and cash equivalents	$18,572	$30,820
Accounts receivable	$4,430	$4,534
Due from Silvercrest Funds	$2,481	$3,797

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $15.8 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2015 and 2014. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(10,246)	$(4,303)
Net cash used in investing activities	(162)	(1,707)
Net cash used in financing activities	(1,840)	(2,072)
Net change in cash	$(12,248)	$(8,082)

Operating Activities

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

For the three months ended March 31, 2015 and 2014, operating activities used $10.2 million and $4.3 million, respectively. This difference is primarily the result of increased payouts of accrued compensation of $4.5 million and increased prepaid expenses and other assets of $4.3 million due mainly to the timing of certain payments to vendors and an increase in taxes receivable, partially offset by decreased accounts payable and accrued expenses of $2.0 million due to the timing of certain payments to vendors and distributions received from investment funds of $1.3 million.

Investing Activities

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

For the three months ended March 31, 2015 and 2014, investing activities used $0.2 million and $1.7 million, respectively. The decrease in the use of cash was primarily the result of $1.7 million in earnout payments related to the Marathon Capital Group, LLC acquisition that were made during the three months ended March 31, 2014.  No earnout payments were made during the three months ended March 31, 2015.

Financing Activities

Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

For the three months ended March 31, 2015 and 2014, financing activities used $1.8 million and $2.1 million, respectively.   During the three months ended March 31, 2015 and 2014, the Company paid dividends of $0.9 million to Class A shareholders.  Distributions decreased during the three months ended March 31, 2015 by $0.1 million as compared to the previous year. During the three months ended March 31, 2014, redemptions of partners’ interests totaled $0.2 million, and we received payments from partners on notes receivable of $0.6 million, as compared with payments from partners on notes receivable of $0.5 million in the current period.

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

As of March 31, 2015, $0.8 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of March 31, 2015.

As of December 31, 2014, $0.9 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2014.

The aggregate principal amount of the notes related to the Milbank acquisition matures after one remaining annual principal installment payable on November 1, 2015 in the approximate amount of $0.6 million together with all accrued and unpaid interest. The principal amount outstanding under this note bears interest at the rate of 5% per annum.

As of March 31, 2015, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $12 thousand as of March 31, 2015.

As of December 31, 2014, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $5 thousand as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of March 31, 2015 and December 31, 2014, $2.7 million remained outstanding on the notes and accrued but unpaid interest was approximately $47 thousand and $19 thousand, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015 or December 31, 2014.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2015 AUM	$11.9	$3.9	$2.4	$18.2
December 31, 2014 AUM	$11.7	$3.7	$2.5	$17.9

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014, which is accessible on the SEC’s website at www.sec.gov and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2015 was approximately $18.1 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.8 million for the three months ended March 31, 2015, which would cause an annualized increase or decrease in revenues of approximately $7.1 million for the three months ended March 31, 2015, at a weighted average fee rate for the three months ended March 31, 2015 of 0.39%.

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

Recently Issued Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (ASC 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  The Company is evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2015 and 2014 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2015.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on  May 7, 2015.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 7, 2015		Richard R. Hough III
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 7, 2015		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)