Form 10-Q
period 2015-06-30
Silvercrest Asset Management Group Inc.
filed 2015-08-06
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of August 4, 2015 was 7,847,256 and 4,837,607, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	4
	Notes to Condensed Consolidated Financial Statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48
Part II	Other Information
Item 1.	Legal Proceedings	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2015	December 31, 2014
Assets
Cash	$19,125	$30,820
Restricted certificates of deposit	587	586
Investments	15	1,307
Receivables, net	3,849	4,534
Due from Silvercrest Funds	3,756	3,797
Furniture, equipment and leasehold improvements, net	2,702	2,354
Goodwill	24,686	20,008
Intangible assets, net	16,321	11,167
Deferred tax asset—tax receivable agreement	22,112	23,000
Prepaid expenses and other assets	3,233	2,123
Total assets	$96,386	$99,696
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,806	$3,291
Accrued compensation	10,899	21,758
Notes payable	6,170	4,124
Borrowings under revolving credit facility	—	24
Deferred rent	1,086	1,299
Deferred tax and other liabilities	15,806	16,138
Total liabilities	37,767	46,634
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2015 and December 31, 2014	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 7,847,256 and 7,768,010 issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	78	78
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,837,607 and 4,520,413 issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	47	46
Additional Paid-In Capital	40,298	39,175
Retained earnings	4,467	3,217
Total stockholders’ equity	44,890	42,516
Non-controlling interests	13,729	10,546
Total equity	58,619	53,062
Total liabilities and stockholders’ equity	$96,386	$99,696

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Management and advisory fees	$17,672	$16,088	$34,375	$31,671
Family office services	874	1,138	1,599	2,275
Total revenue	18,546	17,226	35,974	33,946
Expenses
Compensation and benefits	10,431	9,761	20,193	19,472
General and administrative	3,512	3,222	7,040	6,436
Total expenses	13,943	12,983	27,233	25,908
Income before other (expense) income, net	4,603	4,243	8,741	8,038
Other (expense) income, net
Other income, net	997	—	1,005	8
Interest income	17	16	37	36
Interest expense	(56)	(128)	(114)	(255)
Total other (expense) income, net	958	(112)	928	(211)
Income before provision for income taxes	5,561	4,131	9,669	7,827
Provision for income taxes	2,234	1,333	3,532	2,788
Net income	3,327	2,798	6,137	5,039
Less: net income attributable to non-controlling interests	(1,606)	(1,447)	(3,013)	(2,744)
Net income attributable to Silvercrest	$1,721	$1,351	$3,124	$2,295
Net income per share:
Basic	$0.22	$0.18	$0.40	$0.31
Diluted	$0.22	$0.18	$0.40	$0.31
Weighted average shares outstanding:
Basic	7,822,394	7,523,464	7,796,645	7,523,219
Diluted	7,822,394	7,523,464	7,796,645	7,523,219

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
January 1, 2014	7,523	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165
Distributions to partners	—	—	—	—	—	—	—	(3,995)	(3,995)
Redemptions of partners’ interests	—	—	(23)	—	—	—	—	(345)	(345)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	833	833
Equity-based compensation	—	—	262	2	—	—	2	1,391	1,393
Net Income	—	—	—	—	—	2,295	2,295	2,744	5,039
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(33)	(33)
Share conversion	1	—	—	—	23	—	23	—	23
Dividends paid on Class A common stock - $0.24 per share	—	—	—	—	—	(1,806)	(1,806)	—	(1,806)
June 30, 2014	7,524	$75	4,704	$47	$39,026	$2,588	$41,736	$7,538	$49,274

January 1, 2015	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(4,125)	(4,125)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	481	481
Equity-based compensation	—	—	127	—	—	—	—	487	487
Net Income	—	—	—	—	—	3,124	3,124	3,013	6,137
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	920	—	920	—	920
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(34)	(34)
Share conversion	79	—	(68)	(2)	203	—	201	(201)	—
Issuance of Class B shares in connection with acquisition	—	—	259	3	—	—	3	3,562	3,565
Dividends paid on Class A common stock - $0.24 per share	—	—	—	—	—	(1,874)	(1,874)	—	(1,874)
June 30, 2015	7,847	$78	4,838	$47	$40,298	$4,467	$44,890	$13,729	$58,619

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$6,137	$5,039
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	220	774
Depreciation and amortization	920	982
Deferred rent	(232)	(219)
Provision for doubtful accounts	—	227
Deferred income taxes	2,240	1,994
Tax receivable agreement adjustment	(990)	—
Non-cash interest on notes receivable from partners	(34)	(33)
Distributions received from investment funds	1,292	3
Other	2	4
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	726	135
Prepaid expenses and other assets	(945)	1,934
Accounts payable and accrued expenses	(346)	(2,081)
Accrued compensation	(10,590)	(6,523)
Other liabilities	—	14
Interest payable on notes payable	90	178
Net cash (used in) / provided by operating activities	(1,510)	2,428
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$(1)	$(1)
Acquisition of furniture, equipment and leasehold improvements	(275)	(289)
Earn-outs paid related to acquisitions completed before January 1, 2009	—	(1,679)
Acquisition of Jamison	(3,550)	—
Net cash used in investing activities	(3,826)	(1,969)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(570)	$(511)
Redemptions of partners’ interests	—	(240)
Repayments of notes payable	(233)	(313)
Payments on capital leases	(38)	(19)
Distributions to partners	(4,125)	(3,995)
Dividends paid on Class A common stock	(1,874)	(1,806)
Payments from partners on notes receivable	481	741
Net cash provided by / (used in) financing activities	(6,359)	(6,143)
Net decrease in cash and cash equivalents	(11,695)	(5,684)
Cash and cash equivalents, beginning of period	30,820	27,122
Cash and cash equivalents, end of period	$19,125	$21,438

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(continued)

	Six months ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$2,425	$3,144
Interest	20	92
Supplemental Disclosures of Non-cash Financing and Investing Activities
Common stock surrendered	$—	$92
Recognition of deferred tax assets as a result of IPO	—	11
Recognition of deferred tax assets as a result of share conversions	472	—
Asset acquired under capital lease	11	289
Issuance of notes payable related to acquisition of certain assets of Jamison	2,165	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison	3,562	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison, par value $1	3	—
Earnout accrual for acquisition of certain assets of Jamison	1,429	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2015 and December 31, 2014 and for the Three and Six Months ended June 30, 2015 and 2014

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,847,256 Class A units or approximately 62% of the economic interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

On March 11, 2004, SAMG LLC acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Woods, Inc. (“Jamison”).  See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 27, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition.  As of June 30, 2015, this liability is estimated to be $15,049 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2014 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2015 and 2014 or any future period.

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

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds over which the general partner or equivalent is presumed to have control. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (“VIE”). None of the funds for which SLP is the general partner met the definition of a VIE during the three and six months ended June 30, 2015 and 2014, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

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

As of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, all of the funds for which SLP was the general partner had substantive “kick-out” rights and, therefore, neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2015, Silvercrest holds approximately 62% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at June 30, 2015 and December 31, 2014. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which is based on the net asset value, consisting of Level I and Level II securities, of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2015 or 2014.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2014 and 2013, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at June 30, 2015 and December 31, 2014. No goodwill impairment charges were recorded during the three and six months ended June 30, 2015 and 2014.

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

The Company accounts for performance based revenue in accordance with ASC No. 605-20-S99, “Accounting for Management Fees Based on a Formula”, by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements, and no contingencies remain. Performance fee contingencies are typically resolved at the end of each annual period. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets.

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

The Company derecognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

Recent Accounting Developments

In May 2014, the Financial Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in

U.S. GAAP.  Originally, ASU No. 2014-09 was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early adoption is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on the Condensed Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12").” ASU No. 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (ASC 810): Amendments to the Consolidation Analysis.”  The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  The Company is evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Amendments to Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”   The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  The amendments in this ASU will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  The Company is evaluating the impact of adoption of this guidance on its Condensed Consolidated Financial Statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.”  The amendments in this ASU will affect a wide variety of topics and represent changes to clarify GAAP, correct unintended application of guidance, or make minor improvements to GAAP that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Transition guidance varies based on the amendments in this Update. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact of adoption of this guidance on its Condensed Consolidated Financial Statements.

3. ACQUISITIONS

Jamison:

On March 30, 2015, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, SLP, SAMG LLC (the “Buyer”) and Jamison Eaton & Wood, Inc., a New Jersey corporation (“Jamison” or the “Seller”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison (together, the “Principals of Jamison”), to acquire certain assets of Jamison.  The transaction contemplated by the Asset Purchase Agreement closed on June 30, 2015 and is referred to herein as the “Jamison Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $1,429 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2015 for contingent consideration.

In connection with their receipt of the Equity Consideration, the Principals of Jamison became subject to the rights and obligations set forth in the limited partnership agreement of SLP and are entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals of Jamison became parties to the Exchange Agreement, which governs the exchange of Class B Units for Class A common stock of the Company, the Resale and Registration Rights Agreement, which provides the Principals of Jamison with liquidity with respect to shares of Class A common stock of the Company received in exchange for Class B Units, and the TRA of the Company, which entitles the Principals of Jamison to share in a portion of the tax benefit received by the Company upon the exchange of Class B Units for Class A common stock of the Company.

The Asset Purchase Agreement includes customary representations, warranties and covenants.

During 2015, the Company incurred $80 in costs related to the Jamison Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

Cash paid on date of acquisition	$3,550
Notes payable to Jamison and Principals of Jamison	2,165
Units issued	3,562
Contingent consideration	1,429
Total purchase consideration	$10,706

The following table summarizes the amounts preliminarily allocated to acquired assets and assumed liabilities.  The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Prepaid expense	$135
Furniture and equipment	335
Security deposits	30
Capital leases	(253)
Deferred rent	(19)
Total fair value of net tangible assets acquired	228
Goodwill	4,678
Customer relationships (10 years)	5,000
Non-compete agreements (5 years)	800
Total purchase consideration	$10,706

The preliminary valuation of acquired intangible assets is in the process of being prepared by an independent appraisal firm. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its annual report on Form 10-K for the year ending December 31, 2015.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Jamison into the Company.  The goodwill is expected to be deductible for tax purposes.

The pro forma information below represents consolidated results of operations as if the acquisition of Jamison occurred on January 1, 2015 and January 1, 2014. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2015 and 2014, nor is it necessarily indicative of future results.

	Pro Forma Six Months Ended June 30, 2015	Pro Forma Six Months Ended June 30, 2014
Total Revenue	$38,648	$36,873
Net Income	$6,492	$5,390

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

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $755 and $1,325 related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2015 and December 31, 2014, respectively, for contingent consideration.  As of June 30, 2015, $564 remained outstanding on the note payable related to the Milbank acquisition.  The final payment on this note will be made on November 1, 2015.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $15 and $1,307 as of June 30, 2015 and December 31, 2014, respectively, representing the Company’s interests in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2015 and 2014, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At June 30, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At June 30, 2015 and December 31, 2014, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$19,125	$19,125	$30,820	$30,820
Restricted Certificates of Deposit	$587	$587	$586	$586	Level 1	(1)

Financial liabilities:
Notes Payable	$6,170	$6,170	$4,124	$4,124	Level 2	(2)

(1)

Restricted certificates of deposit consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.

(2)

The carrying value of notes payable and borrowings under the revolving credit agreement approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2015 and December 31, 2014:

	2015	2014
Management and advisory fees receivable	$1,899	$2,705
Unbilled receivables	2,307	2,229
Other receivables	2	2
Receivables	4,208	4,936
Allowance for doubtful receivables	(359)	(402)
Receivables, net	$3,849	$4,534

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2015 and December 31, 2014:

	2015	2014
Leasehold improvements	$3,874	$3,766
Furniture and equipment	5,007	4,496
Artwork	423	421
Total cost	9,304	8,683
Accumulated depreciation and amortization	(6,602)	(6,329)
Furniture, equipment and leasehold improvements, net	$2,702	$2,354

Depreciation expense for the three months ended June 30, 2015 and 2014 was $137 and $142, respectively.  Depreciation for the six months ended June 30, 2015 and 2014 was $274 and $263, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2015 and the year ended December 31, 2014:

	2015	2014
Beginning
Gross balance	$37,423	$37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,008	20,031
Purchase price adjustments from earnouts	─	(23)
Acquisition of Jamison	4,678	─
Ending
Gross balance	42,101	37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$24,686	$20,008

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of June 30, 2015 and December 31, 2014:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Acquisition of Jamison	5,000	800	5,800
Balance, June 30, 2015	22,560	2,463	25,023
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(584)	(62)	(646)
Balance, June 30, 2015	(7,211)	(1,491)	(8,702)
Net book value	$15,349	$972	$16,321
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, December 31, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(1,217)	(205)	(1,422)
Balance, December 31, 2014	(6,627)	(1,429)	(8,056)
Net Book Value	$10,933	$234	$11,167

Amortization expense related to intangible assets was $323 and $360 for the three months ended June 30, 2015 and 2014, respectively.  Amortization expense related to intangible assets was $646 and $719 for the six months ended June 30, 2015 and 2014, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2015 (remainder of)	$976
2016	1,896
2017	1,796
2018	1,662
2019	1,380
Thereafter	8,611
Total	$16,321

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of June 30, 2015 and December 31, 2014, no amount had been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of June 30, 2015 and December 31, 2014, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans for the three months ended June 30, 2015 and 2014 was $10 and $37, respectively, and for the six months ended June 30, 2015 and 2014 was $20 and $74, respectively.

Notes Payable

The following is a summary of notes payable:

	June 30, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$3,393
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	2,683
Interest payable		94
Total, June 30, 2015		$6,170

	December 31, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,417
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	2,683
Interest payable		24
Total, December 31, 2014		$4,124

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of June 30, 2015, future principal amounts payable under the fixed and variable rate notes are as follows:

2015 (remainder of)	$1,648
2016	1,995
2017	1,711
2018	722
Total	$6,076

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes in an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of June 30, 2015 and December 31, 2014, $2,683 remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $76 and $19, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2015 and 2014 amounted to $951 and $897, respectively. The Company received sub-lease income from subtenants during the three months ended June 30, 2015 and 2014 of $97 and $95, respectively. Therefore, for the three months ended June 30, 2015 and 2014, net rent expense amounted to $854 and $802, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

Rent expense charged to operations for the six months ended June 30, 2015 and 2014 amounted to $1,868 and $1,798, respectively. The Company received sub-lease income from subtenants during the six months ended June 30, 2015 and 2014 of $188 and $196, respectively. Therefore, for the six months ended June 30, 2015 and 2014, net rent expense amounted to $1,680 and $1,602, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $586 as of June 30, 2015 and December 31, 2014.  The letter of credit is collateralized by a certificate of deposit in an equal amount.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA.  The lease commenced on June 30, 2015 and expires on June 30, 2018.  The lease is subject to escalation clauses and provides for a rent-free period of two months.  Monthly rent expense is $2.  The Company paid a refundable security deposit of $2.

With the Jamison Acquisition, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease expires on November 1, 2016.  Monthly rent expense on this lease is $11.  The Princeton lease expires on March 1, 2016.  Monthly rent expense on this lease is $5.  Both leases are subject to escalation clauses.

Future minimum lease payments and rentals under lease agreements which expire through 2019 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2015	$1,930	$(213)	$1,717
2016	3,817	(427)	3,390
2017	2,865	(328)	2,537
2018	74	—	74
2019	36	—	36
Total	$8,722	$(968)	$7,754

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  The aggregate principal balance of capital leases was $508 and $282 as of June 30, 2015 and December 31, 2014, respectively.

The assets relating to capital leases that are included in equipment as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Capital lease assets included in furniture and equipment	$609	$345
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(163)	(127)
	$504	$276

Depreciation expense relating to capital lease assets was $19 and $21 for the three months ended June 30, 2015 and 2014, respectively.  Depreciation expense relating to capital lease assets was $36 and $40 for the six months ended June 30, 2015 and 2014, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2015	$79
2016	164
2017	155
2018	99
2019	11
Total	$508

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. Contingent consideration payments of $0 and $1,679 were made during the six months ended June 30, 2015 and 2014, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

11. STOCKHOLDERS’ EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $2,883 and $4,125, for the three and six months ended June 30, 2015, respectively.  Partnership distributions totaled $2,646 and $3,995 for the three and six months ended June 30, 2014, respectively. Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the six months ended June 30, 2015 and 2014 amounted to $18,568 and $14,206, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2015 and 2014.  Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended June 30, 2015 and 2014, SLP accrued partner incentive allocations of $4,860 and $4,326, respectively.  During the six months ended June 30, 2015 and 2014, SLP accrued partner incentive allocations of $9,101 and $8,440, respectively.

Silvercrest—Stockholders’ Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2015
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,847,256	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,837,607	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.

(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,837,607 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 4,911 deferred equity units exercisable for Class B units of SLP, which represent the right to receive additional proportions of the distributions made by SLP. The 4,911 deferred equity units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the six months ended June 30, 2015, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2015		7,768,010
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	March 2015	18,000
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	April 2015	11,246
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	May 2015	50,000
Class A common shares outstanding – June 30, 2015		7,847,256

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2015		4,520,413
Class B common stock issued upon vesting of deferred equity units	February 2015	126,616
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2015	(18,000)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2015	(50,000)
Issuance of Class B common stock in connection with the Jamison Acquisition	June 2015	258,578
Class B common shares outstanding – June 30, 2015		4,837,607

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

In March 2015, the Company redeemed from certain existing partners 18,000 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In May 2015, the Company redeemed from certain existing partners 50,000 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In June 2015, the Company issued 258,578 shares of Class B common stock to certain Principals of Jamison in connection with the Jamison Acquisition.

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

Notes receivable from partners are as follows for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
Beginning balance	$3,212	$3,052
Repayment of notes	(481)	(841)
Interest accrued and capitalized on notes receivable	34	61
New notes receivable issued to partners	—	940
Ending balance	$2,765	$3,212

Full recourse notes receivable from partners as of June 30, 2015 and December 31, 2014 are $1,561 and $1,912, respectively. Limited recourse notes receivable from partners as of June 30, 2015 and December 31, 2014 are $1,204 and $1,300, respectively. There is no allowance for credit losses on notes receivable from partners as of June 30, 2015 and December 31, 2014.

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

For the three months ended June 30, 2015 and 2014, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,917 and $2,241, respectively. For the six months ended June 30, 2015 and 2014, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $3,819 and 4,436, respectively.  As of June 30, 2015 and December 31, 2014, the Company was owed $3,757 and $3,797, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2015 and 2014, the Company earned advisory fees of $145 and $155, respectively, from assets managed on behalf of certain of its partners. For the six months ended June 30, 2015 and 2014, the Company earned advisory fees of $272 and $281, respectively, from assets managed on behalf of certain of its partners.  As of June 30, 2015 and December 31, 2014, the Company is owed approximately $8 and $2 from certain of its partners, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of June 30, 2015, the Company had net deferred tax assets of $21,931, which is recorded as a non-current deferred tax asset of $22,112 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $86 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $95 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at June 30, 2015, $67 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $639 and $342 for the three months ended June 30, 2015 and 2014, respectively. Of the amount for the three months ended June 30, 2015, $238 relates to Silvercrest’s corporate tax expense, $400 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended June 30, 2015 and 2014 was $1,595 and $991, respectively. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2015 and 2014 is $2,234 and $1,333, respectively.  The deferred tax expense for the three months ended June 30, 2015, also includes additional deferred tax expenses of $840 for discrete items. The discrete items are primarily attributable to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

The current tax expense was $1,292 and $784 for the six months ended June 30, 2015 and 2014, respectively. Of the amount for the six months ended June 30, 2015, $545 relates to Silvercrest’s corporate tax expense, $745 relates to SLP’s state and local liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the six months ended June 30, 2015 and 2014 was $2,240 and $2,004, respectively.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2015 and 2014 is $3,532 and 2,788, respectively.  The deferred tax expense for the three months ended June 30, 2015, also includes additional deferred tax expenses of $840 for discrete items.

The current tax expense increased from the comparable period in 2014 mainly due to increased profitability during 2015.  The deferred tax expense increased from the comparable period in 2014 primarily due to a discrete item recorded during the three months ended June 30, 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

Of the total current tax expense for the three months ended June 30, 2015 and 2014, $148 and $156, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended June 30, 2015 and 2014, $3 and $3, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2015 and 2014 related to non-controlling interests is $151 and $159, respectively.

Of the total current tax expense for the six months ended June 30, 2015 and 2014, $276 and $270, respectively, relates to non-controlling interests.  Of the deferred tax expense for the six months ended June 30, 2015 and 2014, $6 and $5, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2015 and 2014 related to non-controlling interests is $282 and $275, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2015, the Company’s U.S. federal income tax returns for the years 2011 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at June 30, 2015 and 2014.

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

For the three months ended June 30, 2015 and 2014, the Company recorded compensation expense related to such Deferred Equity Units of $104 and $260, respectively, of which $62 and $23, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 for the three months ended June 30, 2015 and 2014, and are part of total compensation expense in the Consolidated Statements of Operations for the three months then ended.

For the six months ended June 30, 2015 and 2014, the Company recorded compensation expense related to such Deferred Equity Units of $220 and $774, respectively, of which $78 and $65, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 and $1 for the six months ended June 30, 2015 and 2014, respectively, and are part of total compensation expense in the Condensed Consolidated Statements of Operations for the six months then ended.

During the six months ended June 30, 2015 and 2014, $0 and $30 of vested Deferred Equity Units were settled in cash. As of June 30, 2015 and December 31, 2014, there was $48 and $168, respectively, of estimated unrecognized compensation expense related to unvested awards. As of June 30, 2015 and December 31, 2014, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.64 and 0.65 years, respectively.

A summary of these equity grants by the Company as of June 30, 2015 and 2014 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2015	52,188	$12.00	$15.65	96,971	$3.75
Vested	(47,277)	(12.00)	(13.97)	(90,585)	—
Balance at June 30, 2015	4,911	$12.00	$14.06	6,386	$3.75

Balance at January 1, 2014	175,298	$12.00	$17.05	238,371	$3.75
Vested	(123,110)	12.00	(16.81)	(140,549)	—
Forfeited	—	—	—	(851)	—
Balance at June 30, 2014	52,188	$12.00	$17.21	96,971	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of June 30, 2015, 1,670,960 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

It is initially anticipated that awards under the 2012 Equity Incentive Plan granted to our employees will be in the form of units of SLP or shares of our Class A common stock that will not vest until a specified period of time has elapsed, or other vesting conditions have been satisfied as determined by the Compensation Committee of the Company’s board of directors, and which may be forfeited if the vesting conditions are not met. During the period that any vesting restrictions apply, unless otherwise determined by the Compensation Committee, the recipient of awards that vest in the form of units of SLP will be eligible to participate in distributions of income from SLP. In addition, before the vesting conditions have been satisfied, the transferability of such units is generally prohibited and such units will not be eligible to be exchanged for cash or shares of our Class A common stock.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2015 and 2014, Silvercrest made matching contributions of $16 and $17, respectively, for the benefit of employees.  For the six months ended June 30, 2015 and 2014, Silvercrest made matching contributions of $35 and $33, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the

Company may have to bear the costs of such research and other services. For the three months ended June 30, 2015 and 2014, the Company utilized “soft dollar” credits of $235 and $263, respectively.  For the six months ended June 30, 2015 and 2014, the Company utilized “soft dollar” credits of $470 and $527, respectively.

19. SUBSEQUENT EVENT

On August 6, 2015, the Company granted 966,510 restricted stock units (“RSUs”) under the 2012 Equity Incentive Plan at a fair value of $13.23 per share to existing Class B unit holders which will vest and settle in the form of Class B units of SLP.  Twenty-five percent of all these RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2015, our assets under management grew 4.4% from $18.2 billion to $19.0 billion.  During the six months ended June 30, 2015, our assets under management grew 6.2% from $17.9 billion to $19.0 billion.  On June 30, 2015, we acquired $0.7 billion of assets under management in connection with the Jamison Acquisition.  Our total assets under management exclude approximately $13.8 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition.  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued Deferred Equity Units exercisable for 4,911 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 38% partnership interest in Silvercrest L.P. as of June 30, 2015 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements. For the six months ended June 30, 2015, our net income, after amounts attributable to non-controlling interests, represents approximately 62% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2015	2014	2015	2014
Revenue	$18,546	$17,226	$35,974	$33,946
Income before other income (expense), net	$4,603	$4,243	$8,741	$8,038
Net income	$3,327	$2,798	$6,137	$5,039
Net income attributable to Silvercrest	$1,721	$1,351	$3,124	$2,295
Adjusted EBITDA (1)	$5,368	$5,108	$10,334	$10,089
Adjusted EBITDA margin (2)	28.9%	29.7%	28.7%	29.7%
Assets under management at period end (billions)	$19.0	$16.7	$19.0	$16.7
Average assets under management (billions) (3)	$18.6	$16.5	$18.5	$16.2

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

Discretionary Managed Accounts

	As of and for the Three Months Ended June 30,		As of and for the Six Ended June 30,
(in billions)	2015	2014	2015	2014
AUM concentrated in Discretionary Managed Accounts	$11.6	$10.1	$11.6	$10.1
Average AUM For Discretionary Managed Accounts	$11.4	$9.9	$11.1	$9.7
Discretionary Managed Accounts Revenue (in millions)	$15.6	$13.7	$30.4	$27.1
Percentage of management and advisory fees revenue	88%	86%	88%	86%

Private Funds

	As of and for the Three Months Ended June 30,		As of and for the Six Ended June 30,
(in billions)	2015	2014	2015	2014
AUM concentrated in Private Funds	$1.0	$1.0	$1.0	$1.0
Average AUM For Private Funds	$1.0	$0.9	$1.0	$0.9
Private Funds Revenue (in millions)	$2.1	$2.3	$4.0	$4.5
Percentage of management and advisory fees revenue	12%	14%	12%	14%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.39% and 0.42% for the three months ended June 30, 2015 and 2014, respectively, and 0.38% and 0.42% for the six months ended June 30, 2015 and 2014, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee decreased for the six months ended June 30, 2015 as compared with the same period in the prior year as a result of increased non-discretionary assets under management which is associated with either flat-fee or low-basis assets.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the six months ended June 30, 2015 and 2014. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

We account for partner incentive distributions as an expense in our Statement of Operations.

The components of our compensation expense for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cash compensation and benefits (1)	$10,327	$9,501	$19,974	$18,697
Distributions on liability awards (2)	—	—	—	1
Non-cash equity-based compensation expense	104	260	219	774
Total compensation expense	$10,431	$9,761	$20,193	$19,472
(1)

For the three months ended June 30, 2015 and 2014, $4,860 and $4,326, of partner incentive payments were included in cash compensation and benefits expense, respectively.  For the six months ended June 30, 2015 and 2014, $9,101 and $8,440, of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

Acquisition

On March 30, 2015, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, SLP, SAMG LLC (the “Buyer”) and Jamison Eaton & Wood, Inc., a New Jersey corporation (“Jamison” or the “Seller”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison (together, the “Principals of Jamison”), to acquire certain assets of Jamison.  The transaction contemplated by the Asset Purchase Agreement closed on June 30, 2015 and is referred to herein as the “Jamison Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). We determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets will be achieved.  We will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on our weighted average cost of capital and took into account that the overall risk associated with the payments was similar to our overall risks as there is no target, floor or cap associated the contingent payments.  We have a liability of $1,429 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2015 for contingent consideration.

In connection with their receipt of the Equity Consideration, the Principals of Jamison became subject to the rights and obligations set forth in the limited partnership agreement of SLP and are entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals of Jamison became parties to the Exchange Agreement, which governs the exchange of Class B

Units for Class A common stock of the Company, the Resale and Registration Rights Agreement, which provides the Principals of Jamison with liquidity with respect to shares of Class A common stock of the Company received in exchange for Class B Units, and the TRA of the Company, which entitles the Principals of Jamison to share in a portion of the tax benefit received by the Company upon the exchange of Class B Units for Class A common stock of the Company.

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2015 and 2014 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$17,672	$16,088	$1,584	9.8%
Family office services	874	1,138	(264)	(23.2)%
Total revenue	$18,546	$17,226	$1,320	7.7%

	For the Six Months Ended June 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$34,375	$31,671	$2,704	8.5%
Family office services	1,599	2,275	(676)	(29.7)%
Total revenue	$35,974	$33,946	$2,028	6.0%

The growth in our assets under management during the three and six months ended June 30, 2015 and 2014 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of March 31, 2014	$10.6	$5.6	$16.2
Gross client inflows	0.8	0.1	0.9
Gross client outflows	(0.7)	(0.2)	(0.9)
Market appreciation	0.4	0.1	0.5
As of June 30, 2014	$11.1	$5.6	$16.7	(1)

As of March 31, 2015	$11.8	$6.4	$18.2
Gross client inflows	1.8	0.1	1.9
Gross client outflows	(1.0)	(0.1)	(1.1)
Market appreciation (depreciation)	─	─	─
As of June 30, 2015	$12.6	$6.4	$19.0	(1)(2)

As of January 1, 2014	$10.1	$5.6	$15.7
Gross client inflows	1.7	0.3	2.0
Gross client outflows	(1.1)	(0.3)	(1.4)
Market appreciation	0.4	─	0.4
As of June 30, 2014	$11.1	$5.6	$16.7	(1)

As of January 1, 2015	$11.6	$6.3	$17.9
Gross client inflows	2.5	0.2	2.7
Gross client outflows	(1.6)	(0.2)	(1.8)
Market appreciation	0.1	0.1	0.2
As of June 30, 2015	$12.6	$6.4	$19.0	(1)(2)

(1)	Less than 5% of assets under management generate performance fees.
(2)

Our total assets under management exclude approximately $13.8 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We excluded these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2015

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	4.1	17.2	15.8	9.1	8.1
Russell 1000 Value Index		4.1	17.3	16.5	8.6	7.1

Small Cap Value Composite	4/1/02	5.8	17.8	18.4	14.1	11.4
Russell 2000 Value Index		0.8	15.5	14.8	9.3	8.2

Smid Cap Value Composite	10/1/05	2.9	17.4	17.0	10.1	9.7
Russell 2500 Value Index		1.0	17.0	16.2	10.3	7.6

Multi Cap Value Composite	7/1/02	5.3	18.1	17.3	11.3	9.4
Russell 3000 Value Index		3.9	17.2	16.4	8.7	8.0

Equity Income Composite	12/1/03	2.2	16.5	17.3	11.6	11.5
Russell 3000 Value Index		3.9	17.2	16.4	8.7	8.2

Focused Value Composite	9/1/04	3.7	17.2	16.0	11.7	10.6
Russell 3000 Value Index		3.9	17.2	16.4	8.7	7.8

1

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

2	The market indices used to compare to the performance of our strategies are as follows:

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

The following chart shows the performance of our Company’s basic asset allocation model portfolio:

MODEL PORTFOLIO PERFORMANCE

as of June 30, 2015

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Income Portfolio	5-1-03	2.9	8.3	8.0	6.1	6.6
25/45/30% S&P 500, Barclays Aggregate, HFRI FOF Comp		3.9	7.1	7.1	5.4	5.9
Balanced Portfolio	5-1-03	2.9	10.7	10.1	6.8	7.8
50/30/20% S&P 500, Barclays Aggregate, HFRI FOF Comp		5.1	10.5	10.5	7.2	7.2
Growth Portfolio	5-1-03	2.9	13.9	13.5	8.0	9.0
80/10/10% S&P 500, Barclays Aggregate, HFRI FOF Comp		6.6	14.7	14.6	8.6	8.5

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

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Our total revenue increased by $1.3 million, or 7.7%, to $18.6 million for the three months ended June 30, 2015, from $17.2 million for the three months ended June 30, 2014. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $2.3 billion, or 13.8%, to $19.0 billion at June 30, 2015 from $16.7 billion at June 30, 2014. Compared to the three months ended June 30, 2014, there was an increase of $1.0 billion of client inflows, an increase of $0.2 billion in client outflows, and a decrease of $0.5 billion in market appreciation. Our growth in assets under management for the three months ended June 30, 2015 was attributable to an increase of $0.8 billion in discretionary assets under management. The growth in our discretionary assets under management was primarily driven by net gross client inflows as a result of acquired Jamison assets under management of $0.7 billion. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the three months ended June 30, 2015 compared to the prior period. Sub-advised fund management revenue decreased by $0.1 million for the three months ended June 30, 2015 as compared to the same period in the prior year. Proprietary fund management revenue decreased by $0.2 million for the three months ended June 30, 2015 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 7.1% during the three months ended June 30, 2015 and fixed income assets increased by 7.1% during the same period. For the three months ended June 30, 2015, most of our growth came from our core international, muni value and small cap concentrated strategies with composite returns of 0.99%, 0.86% and 0.13%, respectively. As of June 30, 2015, the composition of our assets under management was 66% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 34% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014
Total AUM as of March 31,	$18.2	$16.2

Discretionary AUM:
Total Discretionary AUM as of March 31,	11.8	10.6
New client accounts/assets	1.1	0.2	(1)
Closed accounts	─	─	(2)
Net cash inflow/(outflow)	(0.3)	(0.1	)(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market (depreciation)/appreciation	─	0.4
Change to Discretionary AUM	0.8	0.5
Total Discretionary AUM at June 30,	12.6	11.1
Change to Non-Discretionary AUM	0.0	0.0	(5)
Total AUM as of June 30,	$19.0	$16.7

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)

Represents the net change to Non-Discretionary AUM. Our total assets under management exclude approximately $13.8 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum. We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee agreement is not indicative of our average fee rate.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Our total revenue increased by $2.1 million, or 6.0%, to $36.0 million for the six months ended June 30, 2015, from $33.9 million for the six months ended June 30, 2014. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Assets under management increased by $2.3 billion, or 13.8%, to $19.0 billion at June 30, 2015 from $16.7 billion at June 30, 2014. Compared to the six months ended June 30, 2014, there was an increase of $0.7 billion of client inflows, an increase of $0.4 billion in client outflows, and a decrease of $0.2 billion in market appreciation. Our market appreciation during the six months ended June 30, 2015 constituted a 1.1% rate of increase in our total assets under management compared to December 31, 2014. Our growth in assets under management for the six months ended June 30, 2015 was attributable to an increase of $1.0 billion in discretionary assets under management. The growth in our discretionary assets under management was primarily driven by net gross client inflows partially as a result of the acquired Jamison assets under management of $0.7 billion.  An increase in the concentration of equity securities, which are included in discretionary assets under management and whose fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the six months ended June 30, 2015 compared to the prior period. Sub-advised fund management revenue decreased by $0.3 million for the six months ended June 30, 2015 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.4 million for the six months ended June 30, 2015 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced growth of 9.4% during the six months ended June 30, 2015 and fixed income assets increased by 10.0% during the same period. For the six months ended June 30, 2015, most of our growth came from our small cap value, small cap concentrated and SMID cap value strategies with composite returns of 4.15%, 3.72% and 3.49%, respectively. As of June 30, 2015, the composition of our assets under management was 66% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 34% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Total AUM as of January 1,	$17.9	$15.7

Discretionary AUM:
Total Discretionary AUM as of January 1,	11.6	10.1
New client accounts/assets	1.1	0.4	(1)
Closed accounts	─	─	(2)
Net cash inflow/(outflow)	(0.2)	0.1	(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market (depreciation)/appreciation	0.1	0.5
Change to Discretionary AUM	1.0	1.0
Total Discretionary AUM at June 30,	12.6	11.1
Change to Non-Discretionary AUM	0.1	0.0	(5)
Total AUM as of June 30,	$19.0	$16.7

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)

Represents the net change to Non-Discretionary AUM. Our total assets under management exclude approximately $13.8 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum. We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee agreement is not indicative of our average fee rate.

Expenses

Our expenses for the three and six months ended June 30, 2015 and 2014 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$10,431	$9,761	$670	6.9%
General, administrative and other	3,512	3,222	290	9.0%
Total expenses	$13,943	$12,983	$960	7.4%

	For the Six Months Ended June 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$20,193	$19,472	$721	3.7%
General, administrative and other	7,040	6,436	604	9.4%
Total expenses	$27,233	$25,908	$1,325	5.1%

(1)

For the three months ended June 30, 2015 and 2014, $4,860 and $4,326, respectively, of partner incentive payments were included in cash compensation and benefits expense.  For the six months ended June 30, 2015 and 2014, $9,101 and $8,440, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2015 and 2014. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Total expenses increased by $1.0 million, or 7.4%, to $14.0 million for the three months ended June 30, 2015 from $13.0 million for the three months ended June 30, 2014. This increase was primarily attributable to increases in compensation and benefits expense of $0.7 million, as well as increases in general and administrative expenses of $0.3 million.

Compensation and benefits expense increased by $0.6 million, or 6.9%, to $10.4 million for the three months ended June 30, 2015 from $9.8 million for the three months ended June 30, 2014. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $0.5 million, an increase in benefits costs of $0.1 million, an increase in accrued earnout payments related to the Richmond, VA office expansion of $0.1 million and an increase in salaries expense of $0.1 million as a result of both merit-based increases and increased headcount. This was partially offset by a decrease in equity-based compensation expense of $0.2 million primarily as a result of lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $0.3 million, or 9.0%, to $3.5 million for the three months ended June 30, 2015 from $3.2 million for the three months ended June 30, 2014. This increase was primarily due to an increase in professional fees of $0.1 million related to the timing of audit expenses, an increase in travel and entertainment expenses of $0.1 million, an increase in investment research costs of $0.2 million and an increase in occupancy and related expenses of $0.1 million.  This was partially offset by a decrease in sub-advisory and referral fees of $0.1 million as a result of lower sub-advisory revenue and a decrease in telephone expense of $0.1 million.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Total expenses increased by $1.3 million, or 5.1%, to $27.2 million for the six months ended June 30, 2015 from $25.9 million for the six months ended June 30, 2014. This increase was primarily attributable to increases in compensation and benefits expense of $0.8 million, as well as increases in general and administrative expenses of $0.6 million.

Compensation and benefits expense increased by $0.7 million, or 3.7%, to $20.2 million for the six months ended June 30, 2015 from $19.5 million for the six months ended June 30, 2014. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $0.7 million, an increase in benefits costs of $0.1 million, an increase in accrued earnout payments related to the Richmond, VA office expansion of $0.1 million and an increase in salaries expense of $0.3 million as a result of both merit-based increases and increased headcount. This was partially offset by a decrease in equity-based compensation expense of $0.6 million primarily as a result of lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $0.6 million, or 9.4%, to $7.0 million for the six months ended June 30, 2015 from $6.4 million for the six months ended June 30, 2014. This increase was primarily due to an increase in professional fees of $0.5 million related to the timing of audit expenses, an increase in investment research costs of $0.5 million, an increase in occupancy and related expenses of $0.1 million and an increase in travel and entertainment expenses of $0.2 million.  This was partially offset by a decrease in bad debt expense of $0.2 million because we increased our reserve in 2014 due to higher revenue, a decrease in client reimbursements of $0.1 million, a decrease in marketing costs of $0.1 million, a decrease in sub-advisory and referral fees of $0.3 million as a result of lower sub-advisory revenue and a decrease in depreciation and amortization of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$997	$—	$997	NM
Interest income	17	16	1	6.3%
Interest expense	(56)	(128)	72	56.3%
Total other (expense) income, net	$958	$(112)	$1,070	NM

	For the Six Months Ended June 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$1,005	$8	$997	NM
Interest income	37	36	1	2.8%
Interest expense	(114)	(255)	141	55.3%
Total other (expense) income, net	$928	$(211)	$1,139	NM

NM: Not Meaningful

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

Other income (expense), net increased by $1.1 million to other income (expense), net of $1.0 million for the three months ended June 30, 2015 from other expense, net of ($0.1) million for the three months ended June 30, 2014 primarily due to a $1.0 million adjustment to the fair value of our tax receivable agreement liability as of June 30, 2015.  The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement. Interest expense decreased by $0.1 million for the three months ended June 30, 2015 as compared to the prior year as a result of reduced borrowings under our credit facility and payments made on notes payable to former partners resulting in lower outstanding balances.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

Other income (expense), net increased by $1.1 million to other income (expense), net of $0.9 million for the six months ended June 30, 2015 from other expense, net of ($0.2) million for the six months ended June 30, 2014 primarily due to a $1.0 million adjustment to the fair value of our tax receivable agreement liability as of June 30, 2015. The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement. Interest expense decreased by $0.1 million for the six months ended June 30, 2015 as compared to the prior year as a result of reduced borrowings under our credit facility and payments made on notes payable to former partners resulting in lower outstanding balances.

Provision for Income Taxes

Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

The provision for income taxes was $2.2 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively. The change was a result of both the recognition of increased corporate income tax expense related to increased profitability for the three months ended June 30, 2015 as compared with the comparable period in the prior year, and a decrease in deferred tax expense due to a discrete item recorded during the three months ended June 30, 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2015 and 2014 was 40.2% and 32.3%, respectively.

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

The provision for income taxes was $3.5 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively. The change was a result of both the recognition of increased corporate income tax expense related to increased profitability for the six months ended June 30, 2015 as compared with the comparable period in the prior year, and a decrease in deferred tax expense due to a discrete item recorded during the six months ended June 30, 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2015 and 2014 was 36.5% and 35.6%, respectively.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of non-GAAP financial measure:
Net income	$3,327	$2,798	$6,137	$5,039
Provision for income taxes	2,234	1,333	3,532	2,788
Delaware Franchise Tax	45	45	100	90
Interest expense	56	128	114	255
Interest income	(17)	(16)	(37)	(24)
Depreciation and amortization	459	501	919	982
Equity-based compensation	104	260	219	775
Other adjustments (A)	(840)	59	(650)	184
Adjusted EBITDA	$5,368	$5,108	$10,334	$10,089
Adjusted EBITDA Margin	28.9%	29.7%	28.7%	29.7%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,327	$2,798	$6,137	$5,039
GAAP Provision for income taxes	2,234	1,333	3,532	2,788
Delaware Franchise Tax	45	45	100	90
Other adjustments (A)	(840)	59	(650)	184
Adjusted earnings before provision for income taxes	4,766	4,235	9,119	8,101
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,906)	(1,694)	(3,648)	(3,240)

Adjusted net income	$2,860	$2,541	$5,471	$4,861

Adjusted earnings per share/unit:
Basic	$0.23	$0.21	$0.43	$0.40
Diluted	$0.23	$0.21	$0.43	$0.39

Shares/units outstanding:
Basic Class A shares outstanding	7,847	7,524	7,847	7,524
Basic Class B shares/units outstanding	4,838	4,704	4,838	4,704
Total basic shares/units outstanding	12,685	12,228	12,685	12,228

Diluted Class A shares outstanding	7,847	7,524	7,847	7,524
Diluted Class B shares/units outstanding (B)	4,843	4,847	4,843	4,847
Total diluted shares/units outstanding	12,690	12,371	12,690	12,371

(A)	Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Client reimbursement	$—	$—	$—	$125
Acquisition costs (a)	22	—	80	—
Non-acquisition expansion costs (b)	80	18	212	18
Severance	48	—	48	—
Other (c)	(990)	41	(990)	41
Total other adjustments	$(840)	$59	$(650)	$184

(a)	Reflects the legal fees associated with the Jamison Acquisition.
(b)

Represents accrued earnout of $79 and $18 and professional fees of $1 and $0 for the three months ended June 30, 2015 and 2014, respectively, related to our Richmond, VA office expansion.  Represents accrued earnout of $143 and $18 and professional fees of $69 and $0 for the six months ended June 30, 2015 and 2014, respectively, related to our Richmond, VA office expansion.

(c)

In 2015, represents a true-up adjustment to our tax receivable agreement. The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement. In 2014, represents professional fees related to our shelf registration filing.

(B)

Includes 4,911 and 52,188 unvested deferred equity units as of June 30, 2015 and 2014, respectively.  Also includes 0 and 90,959 conditionally issuable units that vest upon achievement of certain performance metrics, that would be issuable if June 30, 2015 and 2014, respectively, was the end of the contingency.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of June 30, 2015, $0 was outstanding on the revolving credit facility. As of June 30, 2015, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of June 30, 2015.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2015 and December 31, 2014.

	As of
(in thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$19,125	$30,820
Accounts receivable	$3,849	$4,534
Due from Silvercrest Funds	$3,756	$3,797

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

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2015 and 2014. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2015	2014
Net cash (used in) provided by operating activities	$(1,510)	$2,428
Net cash used in investing activities	(3,826)	(1,969)
Net cash used in financing activities	(6,359)	(6,143)
Net change in cash	$(11,695)	$(5,684)

Operating Activities

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

For the six months ended June 30, 2015 and 2014, operating activities used $1.5 million and provided $2.4 million, respectively. This difference is primarily the result of increased payouts of accrued compensation of $4.1 million, increased prepaid expenses and other assets of $2.9 million due mainly to the timing of certain payments to vendors and an increase in taxes receivable, partially offset by increased net income of $1.1 million, decreased accounts payable and accrued expenses of $1.7 million due to the timing of certain payments to vendors and distributions received from investment funds of $1.3 million.

Investing Activities

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

For the six months ended June 30, 2015 and 2014, investing activities used $3.8 million and $2.0 million, respectively. The primary use of cash during the six months ended June 30, 2015 was cash paid at the closing of the Jamison Acquisition of $3.6 million.  The primary use of cash during the six months ended June 30, 2014 was an earnout payment of $1.7 million related to the Marathon Capital Group, LLC acquisition.  No investing activity-related earnout payments were made during the six months ended June 30, 2015.

Financing Activities

Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

For the six months ended June 30, 2015 and 2014, financing activities used $6.4 million and $6.1 million, respectively.   During the six months ended June 30, 2015 and 2014, the Company paid dividends of $1.9 million and $1.8 million, respectively, to Class A shareholders.  Distributions to partners increased during the six months ended June 30, 2015 by $0.1 million as compared to the previous year. During the six months ended June 30, 2014, redemptions of partners’ interests totaled $0.2 million, and we received payments from partners on notes receivable of $0.7 million, as compared with payments from partners on notes receivable of $0.5 million in the current period.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Jamison, Eaton & Woods, Inc. and its Principals, Ten-Sixty Asset Management LLC and Milbank related to the Jamison, Ten-Sixty and Milbank acquisitions, and variable rate notes issued to former principals to redeem units held by them under which we exercised our call right upon their termination.

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

As of June 30, 2015, $0.7 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of June 30, 2015.

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

As of June 30, 2015, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $19 thousand as of June 30, 2015.

As of December 31, 2014, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $5 thousand as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes in an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of June 30, 2015 and December 31, 2014, $2.7 million remained outstanding on the notes and accrued but unpaid interest was approximately $76 thousand and $19 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.   There was no accrued but unpaid interest on the notes payable related to the Jamison Acquisition as of June 30, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015 or December 31, 2014.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended June 30, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2015 AUM	$12.7	$3.9	$2.5	$19.0
December 31, 2014 AUM	$11.7	$3.7	$2.5	$17.9

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

The average value of our assets under management for the three and six months ended June 30, 2015 was approximately $18.6 billion and $18.5 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.9 billion for the three and six months ended June 30, 2015, which would cause an annualized increase or decrease in revenues of approximately $1.9 million and $1.8 million for the three and six months ended June 30, 2015, respectively, at a weighted average fee rate for the three and six months ended June 30, 2015 of 0.40% and 0.39%, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP.  Originally, ASU No. 2014-09 was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early application is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on the consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of this standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12").” ASU No. 2014-12

applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on our results of operations or financial position.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (ASC 810): Amendments to the Consolidation Analysis”.  The amendments in this ASU modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, affect the consolidation analysis of reporting entities that are involved with variable interest entities, and provide a scope exception from consolidation guidance for reporting entities with interest in certain investment funds. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  We are evaluating the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Amendments to Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”   The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  The amendments in this ASU will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted.  We are evaluating the impact of adoption of this guidance on our Condensed Consolidated Financial Statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.”  The amendments in this ASU will affect a wide variety of topics and represent changes to clarify GAAP, correct unintended application of guidance, or make minor improvements to GAAP that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Transition guidance varies based on the amendments in this Update. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  We are evaluating the impact of adoption of this guidance on our Condensed Consolidated Financial Statements.

Subsequent Event

On August 6, 2015, we granted 966,510 restricted stock units (“RSUs”) under the 2012 Equity Incentive Plan at a fair value of $13.23 per share to existing Class B unit holders which will vest and settle in the form of Class B units of SLP.  Twenty-five percent of all these RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and six months ended June 30, 2015 and 2014 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2015.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business.  Currently, there are no material legal proceedings pending or threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2015, we issued 258,578 shares of Class B units for approximately $3.6 million in conjunction with the Jamison Acquisition.  The Principals of Jamison became parties to the Exchange Agreement, which governs the exchange of Class B Units for Class A common stock of Silvercrest, the Resale and Registration Rights Agreement, which provides the Principals of Jamison with liquidity with respect to shares of Class A common stock of Silvercrest received in exchange for Class B Units, and the Tax Receivable Agreement of Silvercrest, which will entitle the Principals of Jamison to share in a portion of the tax benefits received by Silvercrest upon the exchange of Class B Units for Class A common stock of Silvercrest.

Item 5. Other Information

(a)

On August 6, 2015, we granted 966,510 restricted stock units (“RSUs”) under the 2012 Equity Incentive Plan at a fair value of $13.23 per share to existing Class B unit holders which will vest and settle in the form of Class B units of SLP.  Twenty-five percent of all these RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.  These RSUs were issued in reliance upon an exemption from registration pursuant to Rule 506(b) of Regulation D.

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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

10.6**	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement.

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 6, 2015.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	August 6, 2015		Richard R. Hough III
Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	August 6, 2015		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)