Form 10-Q
period 2015-09-30
Silvercrest Asset Management Group Inc.
filed 2015-11-05
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of November 3, 2015 was 7,912,633 and 4,772,130, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	4
	Notes to Condensed Consolidated Financial Statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
Part II	Other Information
Item 1.	Legal Proceedings	49
Item 6.	Exhibits	50

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2015	December 31, 2014
Assets
Cash	$26,080	$30,820
Restricted certificates of deposit	587	586
Investments	15	1,307
Receivables, net	4,003	4,534
Due from Silvercrest Funds	3,039	3,797
Furniture, equipment and leasehold improvements, net	2,535	2,354
Goodwill	24,686	20,008
Intangible assets, net	15,833	11,167
Deferred tax asset—tax receivable agreement	22,286	23,000
Prepaid expenses and other assets	2,882	2,123
Total assets	$101,946	$99,696
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,760	$3,291
Accrued compensation	16,482	21,758
Notes payable	5,152	4,124
Borrowings under revolving credit facility	—	24
Deferred rent	972	1,299
Deferred tax and other liabilities	16,042	16,138
Total liabilities	42,408	46,634
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2015 and December 31, 2014	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 7,912,633 and 7,768,010 issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	79	78
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,772,130 and 4,520,413 issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	47	46
Additional Paid-In Capital	40,591	39,175
Retained earnings	4,843	3,217
Total stockholders’ equity	45,560	42,516
Non-controlling interests	13,978	10,546
Total equity	59,538	53,062
Total liabilities and stockholders’ equity	$101,946	$99,696

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Management and advisory fees	$19,117	$16,816	$53,492	$48,487
Family office services	836	1,001	2,435	3,276
Total revenue	19,953	17,817	55,927	51,763
Expenses
Compensation and benefits	11,547	9,959	31,740	29,431
General and administrative	4,137	3,382	11,177	9,818
Total expenses	15,684	13,341	42,917	39,249
Income before other (expense) income, net	4,269	4,476	13,010	12,514
Other (expense) income, net
Other income, net	8	8	1,013	16
Interest income	17	17	54	53
Interest expense	(77)	(113)	(191)	(368)
Total other (expense) income, net	(52)	(88)	876	(299)
Income before provision for income taxes	4,217	4,388	13,886	12,215
Provision for income taxes	1,434	1,465	4,966	4,253
Net income	2,783	2,923	8,920	7,962
Less: net income attributable to non-controlling interests	(1,457)	(1,565)	(4,470)	(4,309)
Net income attributable to Silvercrest	$1,326	$1,358	$4,450	$3,653
Net income per share:
Basic	$0.17	$0.18	$0.57	$0.48
Diluted	$0.17	$0.18	$0.57	$0.48
Weighted average shares outstanding:
Basic	7,876,930	7,583,911	7,823,618	7,544,443
Diluted	7,876,930	7,583,911	7,823,618	7,544,443

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
January 1, 2014	7,523	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165
Distributions to partners	—	—	—	—	—	—	—	(5,244)	(5,244)
Redemptions of partners’ interests	—	—	(23)	—	—	—	—	(376)	(376)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	833	833
Equity-based compensation	—	—	264	3	—	—	3	1,444	1,447
Net Income	—	—	—	—	—	3,653	3,653	4,309	7,962
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(47)	(47)
Share conversion	136	2	(136)	(2)	319	—	319	(296)	23
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(185)	—	(185)	—	(185)
Dividends paid on Class A common stock - $0.36 per share	—	—	—	—	—	(2,724)	(2,724)	—	(2,724)
September 30, 2014	7,658	$77	4,570	$46	$39,137	$3,028	$42,288	$7,566	$49,854

January 1, 2015	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(5,571)	(5,571)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	481	481
Equity-based compensation	—	—	127	—	—	—	—	980	980
Net Income	—	—	—	—	—	4,450	4,450	4,470	8,920
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	975	—	975	—	975
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(50)	(50)
Share conversion	145	1	(134)	(2)	441	—	440	(440)	—
Issuance of Class B shares in connection with the Jamison acquisition	—	—	259	3	—	—	3	3,562	3,565
Dividends paid on Class A common stock - $0.36 per share	—	—	—	—	—	(2,824)	(2,824)	—	(2,824)
September 30, 2015	7,913	$79	4,772	$47	$40,591	$4,843	$45,560	$13,978	$59,538

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$8,920	$7,962
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	716	848
Depreciation and amortization	1,678	1,489
Deferred rent	(346)	(320)
Provision for doubtful accounts	—	227
Deferred income taxes	2,396	1,830
Tax receivable agreement adjustment	(990)	—
Non-cash interest on notes receivable from partners	(50)	(47)
Distributions received from investment funds	1,292	3
Other	3	4
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,289	(175)
Prepaid expenses and other assets	(614)	1,682
Accounts payable and accrued expenses	(392)	(2,280)
Accrued compensation	(5,011)	(1,250)
Other liabilities	—	647
Interest payable on notes payable	156	249
Net cash provided by operating activities	9,047	10,869
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$(1)	$435
Acquisition of furniture, equipment and leasehold improvements	(337)	(337)
Earn-outs paid related to acquisitions completed before January 1, 2009	—	(1,679)
Acquisition of Jamison	(3,550)	—
Net cash used in investing activities	(3,888)	(1,581)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(570)	$(511)
Redemptions of partners’ interests	—	(270)
Repayments of notes payable	(1,316)	(421)
Payments on capital leases	(99)	(38)
Distributions to partners	(5,571)	(5,244)
Dividends paid on Class A common stock	(2,824)	(2,724)
Payments from partners on notes receivable	481	741
Net cash used in financing activities	(9,899)	(8,467)
Net (decrease)/increase in cash and cash equivalents	(4,740)	821
Cash and cash equivalents, beginning of period	30,820	27,122
Cash and cash equivalents, end of period	$26,080	$27,943

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(continued)

	Nine months ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$3,361	$4,308
Interest	114	133
Supplemental Disclosures of Non-cash Financing and Investing Activities
Common stock surrendered	$—	$92
Recognition of deferred tax assets as a result of IPO	—	11
Recognition of deferred tax assets as a result of share conversions	675	—
Asset acquired under capital lease	32	321
Issuance of notes payable related to acquisition of certain assets of Jamison	2,165	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison	3,562	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison, par value $1	3	—
Earnout accrual for acquisition of certain assets of Jamison	1,429	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2015 and December 31, 2014 and for the Three and Nine Months ended September 30, 2015 and 2014

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,912,633 Class A units or approximately 62% of the outstanding interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, SAMG LLC acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition.  As of September 30, 2015, this liability is estimated to be $15,317 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2014 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2015 and 2014 or any future period.

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

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds over which the general partner or equivalent is presumed to have control. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (“VIE”). None of the funds for which SLP is the general partner met the definition of a VIE during the three and nine months ended September 30, 2015 and 2014, as the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

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

As of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, all of the funds for which SLP was the general partner had substantive “kick-out” rights and, therefore, neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2015, Silvercrest holds approximately 62% of the outstanding interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

Segment Reporting

The Company views its operations as comprising one operating segment. Each of the Company’s acquired businesses have similar economic characteristics and have been or are in the process of being fully integrated upon acquisition. Furthermore, our chief operating decision maker, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2015 and December 31, 2014. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which is based on the net asset value, consisting of Level I and Level II securities, of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2015 or 2014.

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

The Company has one reporting unit at September 30, 2015 and December 31, 2014. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2015 and 2014.

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

Recent Accounting Developments

In May 2014, the Financial Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in

U.S. GAAP.  Originally, ASU No. 2014-09 was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early adoption is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on the Condensed Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, ASU No. 2015-16 would require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $1,429 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of September 30, 2015 for contingent consideration.

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

The strategic acquisition of Jamison, a long-standing and highly regarded investment boutique, strengthens the Company’s presence in the greater New York market and the Company obtains investment managers that have significant experience and knowledge of the industry.  Jamison’s clients will gain access to the Company’s complete investment management, wealth planning and reporting capabilities, including proprietary value equity and fixed income disciplines and alternative investment advisory services.

Jamison revenue and income before provision for income taxes for the three and nine months ended September 30, 2015 that are included in the Condensed Consolidated Statement of Operations are $1,465 and $188, respectively.

During the first nine months of 2015, the Company incurred $122 in costs related to the Jamison Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

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

	Pro Forma Nine Months Ended September 30, 2015	Pro Forma Nine Months Ended September 30, 2014
Total Revenue	$58,601	$56,310
Net Income	$9,256	$8,613

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.  As of September 30, 2015, $569 remained outstanding on the note payable related to the Ten-Sixty acquisition.

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $755 and $1,325 related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of September 30, 2015 and December 31, 2014, respectively, for contingent consideration.  As of September 30, 2015, $590 remained outstanding on the note payable related to the Milbank acquisition.  The final payment on this note will be made on November 1, 2015.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $15 and $1,307 as of September 30, 2015 and December 31, 2014, respectively, representing the Company’s interests in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2015 and 2014, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At September 30, 2015 and December 31, 2014, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At September 30, 2015 and December 31, 2014, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$26,080	$26,080	$30,820	$30,820
Restricted Certificates of Deposit	$587	$587	$586	$586	Level 1	(1)

Financial liabilities:
Notes Payable	$5,152	$5,152	$4,124	$4,124	Level 2	(2)

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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2015 and December 31, 2014:

	2015	2014
Management and advisory fees receivable	$2,037	$2,705
Unbilled receivables	2,322	2,229
Other receivables	2	2
Receivables	4,361	4,936
Allowance for doubtful receivables	(358)	(402)
Receivables, net	$4,003	$4,534

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2015 and December 31, 2014:

	2015	2014
Leasehold improvements	$3,874	$3,766
Furniture and equipment	5,110	4,496
Artwork	423	421
Total cost	9,407	8,683
Accumulated depreciation and amortization	(6,872)	(6,329)
Furniture, equipment and leasehold improvements, net	$2,535	$2,354

Depreciation expense for the three months ended September 30, 2015 and 2014 was $270 and $147, respectively.  Depreciation for the nine months ended September 30, 2015 and 2014 was $544 and $410, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	2015	2014
Beginning
Gross balance	$37,423	$37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,008	20,031
Purchase price adjustments from earnouts	─	(23)
Acquisition of Jamison	4,678	─
Ending
Gross balance	42,101	37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$24,686	$20,008

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2015 and December 31, 2014:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Acquisition of Jamison	5,000	800	5,800
Balance, September 30, 2015	22,560	2,463	25,023
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(1,000)	(134)	(1,134)
Balance, September 30, 2015	(7,627)	(1,563)	(9,190)
Net book value	$14,933	$900	$15,833
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, December 31, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(1,217)	(205)	(1,422)
Balance, December 31, 2014	(6,627)	(1,429)	(8,056)
Net Book Value	$10,933	$234	$11,167

Amortization expense related to intangible assets was $488 and $360 for the three months ended September 30, 2015 and 2014, respectively.  Amortization expense related to intangible assets was $1,134 and $1,079 for the nine months ended September 30, 2015 and 2014, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2015 (remainder of)	$488
2016	1,896
2017	1,796
2018	1,662
2019	1,380
Thereafter	8,611
Total	$15,833

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of September 30, 2015 and December 31, 2014, no amount had been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 were payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of September 30, 2015 and December 31, 2014, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans for the three months ended September 30, 2015 and 2014 was $10 and $38, respectively, and for the nine months ended September 30, 2015 and 2014 was $30 and $112, respectively.

Notes Payable

The following is a summary of notes payable:

	September 30, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$3,297
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	1,789
Interest payable		66
Total, September 30, 2015		$5,152

	December 31, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,417
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	2,683
Interest payable		24
Total, December 31, 2014		$4,124

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of September 30, 2015, future principal amounts payable under the fixed and variable rate notes are as follows:

2015 (remainder of)	$658
2016	1,995
2017	1,711
2018	722
Total	$5,086

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes in an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of September 30, 2015 and December 31, 2014, $1,789 and $2,683, respectively, remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $13 and $19, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  Accrued but unpaid interest on the notes was approximately $27 as of September 30, 2015.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2015 and 2014 amounted to $949 and $938, respectively. The Company received sub-lease income from subtenants during the three months ended September 30, 2015 and 2014 of $96 and $91, respectively. Therefore, for the three months ended September 30, 2015 and 2014, net rent expense amounted to $853 and $847, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

Rent expense charged to operations for the nine months ended September 30, 2015 and 2014 amounted to $2,817 and $2,736, respectively. The Company received sub-lease income from subtenants during the nine months ended September 30, 2015 and 2014 of $284 and $287, respectively. Therefore, for the nine months ended September 30, 2015 and 2014, net rent expense amounted to $2,533 and $2,449, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $586 as of September 30, 2015 and December 31, 2014.  The letter of credit is collateralized by a certificate of deposit in an equal amount.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

Future minimum lease payments and rentals under lease agreements which expire through 2019 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2015	$967	$(107)	$860
2016	3,817	(427)	3,390
2017	2,865	(328)	2,537
2018	74	—	74
2019	36	—	36
Total	$7,759	$(862)	$6,897

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a new capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  The aggregate principal balance of capital leases was $468 and $282 as of September 30, 2015 and December 31, 2014, respectively.

The assets relating to capital leases that are included in equipment as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
Capital lease assets included in furniture and equipment	$630	$345
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(210)	(127)
	$478	$276

Depreciation expense relating to capital lease assets was $46 and $20 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation expense relating to capital lease assets was $82 and $60 for the nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2015	$39
2016	164
2017	155
2018	99
2019	11
Total	$468

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. Contingent consideration payments of $0 and $1,679 were made during the nine months ended September 30, 2015 and 2014, respectively, related to MCG and are reflected in investing activities in the Condensed Consolidated Statements of Cash Flows.

11. STOCKHOLDERS’ EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,446 and $5,571, for the three and nine months ended September 30, 2015, respectively.  Partnership distributions totaled $1,248 and $5,244 for the three and nine months ended September 30, 2014, respectively. Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2015 and 2014 amounted to $18,568 and $14,206, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2015 and 2014.  Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended September 30, 2015 and 2014, SLP accrued partner incentive allocations of $5,022 and $4,622, respectively.  During the nine months ended September 30, 2015 and 2014, SLP accrued partner incentive allocations of $14,123 and $13,062, respectively.

Silvercrest—Stockholders’ Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2015
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,912,633	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,772,130	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.
(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,772,130 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, 4,911 deferred equity units exercisable for Class B units of SLP, which represent the right to receive additional proportions of the distributions made by SLP and 966,510 restricted stock units which will vest and settle in the form of Class B units of SLP. The 4,911 deferred equity units and the 966,510 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units and restricted stock units have not been issued and are not deemed outstanding, the holders of deferred equity units or restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units or restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the nine months ended September 30, 2015, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2015		7,768,010
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	March 2015	18,000
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	April 2015	11,246
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	May 2015	50,000
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	August 2015	65,377
Class A common shares outstanding – September 30, 2015		7,912,633

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2015		4,520,413
Class B common stock issued upon vesting of deferred equity units	February 2015	126,616
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2015	(18,000)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2015	(50,000)
Issuance of Class B common stock in connection with the Jamison Acquisition	June 2015	258,578
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2015	(65,477)
Class B common shares outstanding – September 30, 2015		4,772,130

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

In August 2015, the Company redeemed from certain existing partners 65,477 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In August 2015, the Company granted 966,510 restricted stock units under the 2012 Equity Incentive Plan to existing Class B unit holders which will vest and settle in the form of Class B units of SLP.  Twenty-five percent of the restricted stock units granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
Beginning balance	$3,212	$3,052
Repayment of notes	(481)	(841)
Interest accrued and capitalized on notes receivable	50	61
New notes receivable issued to partners	—	940
Ending balance	$2,781	$3,212

Full recourse notes receivable from partners as of September 30, 2015 and December 31, 2014 are $1,568 and $1,912, respectively. Limited recourse notes receivable from partners as of September 30, 2015 and December 31, 2014 are $1,213 and $1,300, respectively. There is no allowance for credit losses on notes receivable from partners as of September 30, 2015 and December 31, 2014.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2015 and 2014, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2015 and 2014, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,909 and $2,319, respectively. For the nine months ended September 30, 2015 and 2014, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $5,728 and $6,755, respectively.  As of September 30, 2015 and December 31, 2014, the Company was owed $2,925 and $3,797, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2015 and 2014, the Company earned advisory fees of $127 and $151, respectively, from assets managed on behalf of certain of its partners. For the nine months ended September 30, 2015 and 2014, the Company earned advisory fees of $399 and $432, respectively, from assets managed on behalf of certain of its partners.  As of September 30, 2015 and December 31, 2014, the Company is owed approximately $5 and $2 from certain of its partners, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2015, the Company had net deferred tax assets of $22,098, which is recorded as a non-current deferred tax asset of $22,286 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $97 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $91 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2015, $79 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $1,278 and $990 for the three months ended September 30, 2015 and 2014, respectively. Of the amount for the three months ended September 30, 2015, $896 relates to Silvercrest’s corporate tax expense, $381 relates to SLP’s state and local liability and $3 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended September 30, 2015 and 2014 was $156 and $475, respectively. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2015 and 2014 is $1,434 and $1,465, respectively.  The tax expense for the three months ended September 30, 2015, also includes additional deferred tax expenses of $218 for discrete items. The discrete items are primarily attributable to return-to-provision adjustments recorded in the quarter relative to tax year 2014.

The current tax expense was $2,570 and $1,774 for the nine months ended September 30, 2015 and 2014, respectively. Of the amount for the nine months ended September 30, 2015, $1,440 relates to Silvercrest’s corporate tax expense, $1,127 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the nine months ended September 30, 2015 and 2014 was $2,396 and $2,479, respectively.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2015 and 2014 is $4,966 and $4,253, respectively.  The deferred tax expense for the nine months ended September 30, 2015, also includes additional deferred tax expenses of $1,058 for discrete items.

The current tax expense increased from the comparable period in 2014 mainly due to increased profitability during 2015.  The deferred tax expense decreased from the comparable period in 2014 primarily due to movements in discrete item recorded during the nine months ended September 30, 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

Of the total current tax expense for the three months ended September 30, 2015 and 2014, $161 and $100, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended September 30, 2015 and 2014, $3 and $4, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2015 and 2014 related to non-controlling interests is $164 and $104, respectively.

Of the total current tax expense for the nine months ended September 30, 2015 and 2014, $437 and $370, respectively, relates to non-controlling interests.  Of the deferred tax expense for the nine months ended September 30, 2015 and 2014, $9 and $9, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2015 and 2014 related to non-controlling interests is $446 and $379, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2015, the Company’s U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at September 30, 2015 and 2014.

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

Deferred Equity Units

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

For the three months ended September 30, 2015 and 2014, the Company recorded compensation expense related to such Deferred Equity Units of $12 and $74, respectively, of which $2 and $22, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 for the three months ended September 30, 2015 and 2014, and are part of total compensation expense in the Consolidated Statements of Operations for the three months then ended.

For the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense related to such Deferred Equity Units of $232 and $848, respectively, of which $80 and $87, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.  Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 and $1 for the nine months ended September 30, 2015 and 2014, respectively, and are part of total compensation expense in the Condensed Consolidated Statements of Operations for the six months then ended.

During the nine months ended September 30, 2015 and 2014, $0 and $30 of vested Deferred Equity Units were settled in cash. As of September 30, 2015 and December 31, 2014, there was $35 and $168, respectively, of estimated unrecognized compensation expense related to unvested awards. As of September 30, 2015 and December 31, 2014, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.39 and 0.65 years, respectively.

A summary of these equity grants by the Company as of September 30, 2015 and 2014 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2015	52,188	$12.00	$15.65	96,971	$3.75
Vested	(47,277)	(12.00)	(13.97)	(90,585)	—
Balance at September 30, 2015	4,911	$12.00	$10.81	6,386	$3.75

Balance at January 1, 2014	175,298	$12.00	$17.05	238,371	$3.75
Vested	(123,110)	(12.00)	(16.81)	(140,549)	—
Forfeited	—	—	—	(851)	—
Balance at September 30, 2014	52,188	$12.00	$13.62	96,971	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2015, 704,450 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In August 2015, the Company granted 966,510 restricted stock units (“RSUs”) under the 2012 Equity Incentive Plan at a fair value of $13.23 per share to existing Class B unit holders.  These RSUs will vest and settle in the form of Class B units of SLP.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to such RSUs of $484  as part of total compensation expense in the Consolidated Statements of Operations for the periods then ended.  As of September 30, 2015 there was $12,174 of unrecognized compensation expense related to unvested awards. As of September 30, 2015, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 3.85 years.

A summary of these RSU grants by the Company as of September 30, 2015 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2015	—	—
Granted on August 6, 2015	966,510	13.23
Total granted at September 30, 2015	966,510	13.23

For the three months ended September 30, 2015 and 2014, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $497 and $74, respectively, of which $2 and $22, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.

For the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense related to such Deferred Equity Units of $716 and $848, respectively, of which $80 and $87, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2015 and 2014, Silvercrest made matching contributions of $19 and $16, respectively, for the benefit of employees.  For the nine months ended September 30, 2015 and 2014, Silvercrest made matching contributions of $54 and $49, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2015 and 2014, the Company utilized “soft dollar” credits of $235 and $263, respectively.  For the nine months ended September 30, 2015 and 2014, the Company utilized “soft dollar” credits of $705 and $790, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2015, our assets under management declined 7.4% from $19.0 billion to $17.6 billion.  During the nine months ended September 30, 2015, our assets under management declined 1.7% from $17.9 billion to $17.6 billion.  On June 30, 2015, we acquired $0.7 billion of assets under management in connection with the Jamison Acquisition.  Our total assets under management exclude approximately $13.4 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition.  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued Deferred Equity Units and Restricted Stock Units exercisable for 4,911 and 966,510, respectively, Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 38% partnership interest in Silvercrest L.P. as of September 30, 2015 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements. For the nine months ended September 30, 2015, our net income, after amounts attributable to non-controlling interests, represents approximately 62% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2015	2014	2015	2014
Revenue	$19,953	$17,817	$55,927	$51,763
Income before other income (expense), net	$4,269	$4,476	$13,010	$12,514
Net income	$2,783	$2,923	$8,920	$7,962
Net income attributable to Silvercrest	$1,326	$1,358	$4,450	$3,653
Adjusted EBITDA (1)	$5,754	$5,292	$16,088	$15,381
Adjusted EBITDA margin (2)	28.8%	29.7%	28.8%	29.7%
Assets under management at period end (billions)	$17.6	$16.4	$17.6	$16.4
Average assets under management (billions) (3)	$17.8	$16.6	$18.3	$16.1

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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Ended September 30,
(in billions)	2015	2014	2015	2014
AUM concentrated in Discretionary Managed Accounts	$10.8	$10.1	$10.8	$10.1
Average AUM For Discretionary Managed Accounts	$11.2	$10.2	$10.7	$9.7
Discretionary Managed Accounts Revenue (in millions)	$17.2	$14.5	$47.8	$47.1
Percentage of management and advisory fees revenue	90%	86%	89%	86%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Ended September 30,
(in billions)	2015	2014	2015	2014
AUM concentrated in Private Funds	$1.0	$1.0	$1.0	$1.0
Average AUM For Private Funds	$1.0	$1.0	$1.0	$1.0
Private Funds Revenue (in millions)	$1.9	$2.3	$5.7	$6.8
Percentage of management and advisory fees revenue	10%	14%	11%	14%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.41% for the three months ended September 30, 2015 and 2014, respectively, and 0.41% and 0.40% for the nine months ended September 30, 2015 and 2014, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee increased for the nine months ended September 30, 2015 as compared with the same period in the prior year as a result of the completion of the Jamison acquisition.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the nine months ended September 30, 2015 and 2014. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

We account for partner incentive distributions as an expense in our Statement of Operations.

The components of our compensation expense for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Cash compensation and benefits	$11,050	$9,885	$31,024	$28,582
Distributions on liability awards (1)	—	—	—	1
Non-cash equity-based compensation expense	497	74	716	848
Total compensation expense	$11,547	$9,959	$31,740	$29,431

(1)

Cash distributions on the portion of unvested deferred equity units and restricted stock units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

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

On August 6, 2015, Silvercrest L.P. granted restricted stock units to existing Class B unit holders.  These grants will vest and settle in the form of Class B units.  Twenty-five percent of these RSUs vest and settle on the first, second, third and fourth anniversaries of the grant date.  Equity-based compensation expense will be recognized on these grants through August 5, 2018.

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

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). We determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets will be achieved.  We will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on our weighted average cost of capital and took into account that the overall risk associated with the payments was similar to our overall risks as there is no target, floor or cap associated the contingent payments.  We have a liability of $1,429 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of September 30, 2015 for contingent consideration.

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

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2015 and 2014 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$19,117	$16,816	$2,301	13.7%
Family office services	836	1,001	(165)	(16.5)%
Total revenue	$19,953	$17,817	$2,136	12.0%

	For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$53,492	$48,487	$5,005	10.3%
Family office services	2,435	3,276	(841)	(25.7)%
Total revenue	$55,927	$51,763	$4,164	8.0%

The growth in our assets under management during the three and nine months ended September 30, 2015 and 2014 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of June 30, 2014	$11.1	$5.6	$16.7
Gross client inflows	0.8	0.1	0.9
Gross client outflows	(0.6)	(0.1)	(0.7)
Market depreciation	(0.2)	(0.3)	(0.5)
As of September 30, 2014	$11.1	$5.3	$16.4	(1)

As of June 30, 2015	$12.6	$6.4	$19.0
Gross client inflows	0.9	—	0.9
Gross client outflows	(0.9)	—	(0.9)
Market depreciation	(0.8)	(0.6)	(1.4)
As of September 30, 2015	$11.8	$5.8	$17.6	(1)(2)

As of January 1, 2014	$10.1	$5.6	$15.7
Gross client inflows	2.5	0.4	2.9
Gross client outflows	(1.8)	(0.4)	(2.2)
Market appreciation (depreciation)	0.3	(0.3)	─
As of September 30, 2014	$11.1	$5.3	$16.4	(1)

As of January 1, 2015	$11.6	$6.3	$17.9
Gross client inflows	3.4	0.2	3.6
Gross client outflows	(2.5)	(0.2)	(2.7)
Market depreciation	(0.7)	(0.5)	(1.2)
As of September 30, 2015	$11.8	$5.8	$17.6	(1)(2)

(1)	Less than 5% of assets under management generate performance fees.
(2)

Our total assets under management exclude approximately $13.4 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We excluded these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2015

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	-2.0	11.7	12.0	8.9	7.3
Russell 1000 Value Index		-4.4	11.6	13.3	8.2	6.2

Small Cap Value Composite	4/1/02	5.7	13.4	14.3	11.8	10.5
Russell 2000 Value Index		-1.6	9.2	10.2	6.8	7.1

Smid Cap Value Composite	10/1/05	4.1	12.8	13.4	9.4	8.7
Russell 2500 Value Index		-2.4	11.0	11.5	8.9	6.3

Multi Cap Value Composite	7/1/02	0.0	12.5	13.4	10.7	8.6
Russell 3000 Value Index		-4.2	11.4	12.1	8.1	7.1

Equity Income Composite	12/1/03	-1.2	12.3	13.5	10.4	10.7
Russell 3000 Value Index		-4.2	11.4	12.1	8.1	7.2

Focused Value Composite	9/1/04	-1.6	13.2	12.4	10.7	9.7
Russell 3000 Value Index		-4.2	11.4	12.1	8.1	6.8

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

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Our total revenue increased by $2.1 million, or 12.0%, to $19.9 million for the three months ended September 30, 2015, from $17.8 million for the three months ended September 30, 2014. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management, mainly as a result of the Jamison acquisition.  Revenue related to the Jamison acquisition for the three months ended September 30, 2015 was $1.4 million.

Assets under management increased by $1.2 billion, or 7.3%, to $17.6 billion at September 30, 2015 from $16.4 billion at September 30, 2014. Compared to the three months ended September 30, 2014, there was an increase of $0.2 billion in client outflows and an increase of $0.9 billion in market depreciation. Our decline in assets under management for the three months ended September 30, 2015 was attributable to a decrease of $0.8 billion in discretionary assets under management and a decrease of $0.6 in non-discretionary assets under management. The decline in our discretionary and non-discretionary assets under management was driven by market depreciation in both periods. Sub-advised fund management revenue decreased by $0.1 million for the three months ended September 30, 2015 as compared to the same period in the prior year. Proprietary fund management revenue decreased by $0.2 million for the three months ended September 30, 2015 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced a decline of 8.9% during the three months ended September 30, 2015 and fixed income assets increased by 3.7% during the same period. For the three months ended September 30, 2015, most of our decline came from our core international, master limited partnership and small cap value strategies with composite returns of (10.1)%, (21.4)% and (8.0)%, respectively. As of September 30, 2015, the composition of our assets under management was 67% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 33% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014
Total AUM as of June 30,	$19.0	$16.7

Discretionary AUM:
Total Discretionary AUM as of June 30,	12.6	11.1
New client accounts/assets	0.1	0.1	(1)
Closed accounts	(0.1)	─	(2)
Net cash inflow/(outflow)	─	─	(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market depreciation	(0.8)	(0.1)
Change to Discretionary AUM	(0.8)	─
Total Discretionary AUM at September 30,	11.8	11.1
Change to Non-Discretionary AUM	(0.6)	(0.3	)(5)
Total AUM as of September 30,	$17.6	$16.4

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)

Represents the net change to Non-Discretionary AUM. Our total assets under management exclude approximately $13.4 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum. We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee agreement is not indicative of our average fee rate.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Our total revenue increased by $4.2 million, or 8.0%, to $56.0 million for the nine months ended September 30, 2015, from $51.8 million for the nine months ended September 30, 2014. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management, partially as a result of the Jamison acquisition.  Revenue related to the Jamison acquisition for the nine months ended September 30, 2015 was $1.4 million.

Assets under management decreased by $1.2 billion, or 7.3%, to $17.6 billion at September 30, 2015 from $16.4 billion at September 30, 2014. Compared to the nine months ended September 30, 2014, there was an increase of $0.7 billion of client inflows, an increase of $0.5 billion in client outflows, and an increase of $1.2 billion in market depreciation. Our market depreciation during the nine months ended September 30, 2015 constituted a 6.7% rate of decrease in our total assets under management compared to December 31, 2014. Our decline in assets under management for the nine months ended September 30, 2015 was attributable to a decrease in non-discretionary assets under management of $0.5 billion partially offset by an increase of $0.2 billion in discretionary assets under management. The growth in our discretionary assets under management was primarily driven by net gross client inflows including the acquired Jamison assets under management of $0.7 billion.  Sub-advised fund management revenue decreased by $0.3 million for the nine months ended September 30, 2015 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.7 million for the nine months ended September 30, 2015 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets declined by 1.0% during the nine months ended September 30, 2015 and fixed income assets increased by 14.1% during the same period. For the nine months ended September 30, 2015, most of our decline came from our equity income, master limited partnership and core international strategies with composite returns of (7.5)%, (27.9)% and (7.6)%, respectively. As of September 30, 2015, the composition of our assets under management was 67% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 33% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Total AUM as of January 1,	$17.9	$15.7

Discretionary AUM:
Total Discretionary AUM as of January 1,	11.6	10.1
New client accounts/assets	1.2	0.6	(1)
Closed accounts	(0.1)	─	(2)
Net cash inflow/(outflow)	(0.2)	0.1	(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market (depreciation)/appreciation	(0.7)	0.3
Change to Discretionary AUM	0.2	1.0
Total Discretionary AUM at September 30,	11.8	11.1
Change to Non-Discretionary AUM	(0.5)	(0.3	)(5)
Total AUM as of September 30,	$17.6	$16.4

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)

Represents the net change to Non-Discretionary AUM. Our total assets under management exclude approximately $13.4 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum. We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee agreement is not indicative of our average fee rate.

Expenses

Our expenses for the three and nine months ended September 30, 2015 and 2014 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$11,547	$9,959	$1,588	16.0%
General, administrative and other	4,137	3,382	755	22.3%
Total expenses	$15,684	$13,341	$2,343	17.6%

	For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$31,740	$29,431	$2,309	7.9%
General, administrative and other	11,177	9,818	1,359	13.8%
Total expenses	$42,917	$39,249	$3,668	9.4%

(1)

For the three months ended September 30, 2015 and 2014, $5,088 and $4,622, respectively, of partner incentive payments were included in cash compensation and benefits expense.  For the nine months ended September 30, 2015 and 2014, $14,188 and $13,062, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2015 and 2014. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Total expenses increased by $2.3 million, or 17.6%, to $15.7 million for the three months ended September 30, 2015 from $13.3 million for the three months ended September 30, 2014. This increase was primarily attributable to increases in compensation and benefits expense of $1.6 million, as well as increases in general and administrative expenses of $0.7 million.

Compensation and benefits expense increased by $1.6 million, or 16.0%, to $11.6 million for the three months ended September 30, 2015 from $10.0 million for the three months ended September 30, 2014. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $0.5 million, an increase in benefits costs of $0.1 million, an increase in equity-based compensation of $0.5 million due to the granting of restricted stock units in August 2015 and an increase in salaries expense of $0.5 million as a result of both merit-based increases and increased headcount due to the Jamison acquisition.

General and administrative expenses increased by $0.7 million, or 22.3%, to $4.1 million for the three months ended September 30, 2015 from $3.4 million for the three months ended September 30, 2014. This increase was primarily due to an increase in investment research costs of $0.4 million and an increase in depreciation and amortization of $0.3 million due primarily to intangibles acquired as part of the Jamison acquisition.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Total expenses increased by $3.7 million, or 9.4%, to $42.9 million for the nine months ended September 30, 2015 from $39.2 million for the nine months ended September 30, 2014. This increase was primarily attributable to increases in compensation and benefits expense of $2.3 million, as well as increases in general and administrative expenses of $1.4 million.

Compensation and benefits expense increased by $2.3 million, or 7.9%, to $31.7 million for the nine months ended September 30, 2015 from $29.4 million for the nine months ended September 30, 2014. The increase was primarily attributable to an increase in the accrual for partner incentive bonuses of $1.1 million, an increase in benefits costs of $0.3 million, an increase in accrued earnout payments related to the Richmond, VA office expansion of $0.1 million and an increase in salaries expense of $0.9 million as a result of both merit-based increases and increased headcount. This was partially offset by a decrease in equity-based compensation expense of $0.1 million primarily as a result of lower levels of deferred equity units due to vesting in prior periods.

General and administrative expenses increased by $1.4 million, or 13.8%, to $11.2 million for the nine months ended September 30, 2015 from $9.8 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in professional fees of $0.6 million related to the timing of audit expenses and increased legal fees as a result of the Jamison acquisition and the granting of restricted stock units, an increase in investment research costs of $0.9 million due to decreased soft dollar costing, an increase in occupancy and related expenses of $0.1 million, an increase in depreciation and amortization of $0.2 million due primarily to intangibles acquired as part of the Jamison acquisition and an increase in travel and entertainment expenses of $0.2 million.  This was partially offset by a decrease in bad debt expense of $0.2 million because we increased our reserve in 2014 due to higher revenue, a decrease in client reimbursements of $0.1 million and a decrease in sub-advisory and referral fees of $0.3 million as a result of lower sub-advisory revenue.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$8	$8	$—	0.0%
Interest income	17	17	—	0.0%
Interest expense	(77)	(113)	36	31.9%
Total other (expense) income, net	$(52)	$(88)	$36	40.9%

	For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$1,013	$16	$997	NM
Interest income	54	53	1	1.9%
Interest expense	(191)	(368)	177	48.1%
Total other (expense) income, net	$876	$(299)	$1,175	NM

NM: Not Meaningful

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

Other income (expense), net increased by $36.0 thousand to other income (expense), net of $(52.0) thousand for the three months ended September 30, 2015 from other expense, net of ($88.0) thousand for the three months ended September 30, 2014 due to a decrease in interest expense of $36.0 thousand for the three months ended September 30, 2015 as compared to the prior year as a result of reduced borrowings under our credit facility and payments made on notes payable to former partners resulting in lower outstanding balances.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

Other income (expense), net increased by $1.2 million to other income (expense), net of $0.9 million for the nine months ended September 30, 2015 from other expense, net of ($0.3) million for the nine months ended September 30, 2014 primarily due to a $1.0 million adjustment to the fair value of our tax receivable agreement liability as of September 30, 2015. The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement. Interest expense decreased by $0.2 million for the nine months ended September 30, 2015 as compared to the prior year as a result of reduced borrowings under our credit facility and payments made on notes payable to former partners resulting in lower outstanding balances.

Provision for Income Taxes

Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

The provision for income taxes was $1.4 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively. The change was primarily the result of a decrease in deferred tax expense due to a discrete item recorded during the three months ended September 30, 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2015 and 2014 was 34.0% and 33.4%, respectively.

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

The provision for income taxes was $5.0 million and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. The change was a result of both the recognition of increased corporate income tax expense related to increased profitability for the nine months ended September 30, 2015 as compared with the comparable period in the prior year, and a decrease in deferred tax expense due to a discrete item recorded during the nine months ended September 30, 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2015 and 2014 was 35.8% and 34.8%, respectively.

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
•

We define Adjusted EBITDA as EBITDA without giving effect to the Delaware franchise tax, equity-based compensation expense, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs and severance and other similar expenses.  We feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted EBITDA, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings of the Company.

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

•

Adjusted Earnings Per Share represents Adjusted Net Income divided by the actual Class A and Class B shares outstanding as of the end of the reporting period for basic Adjusted Earnings Per Share, and to the extent dilutive, we add unvested deferred equity units, performance units and restricted stock units to the total shares outstanding to compute diluted Adjusted Earnings Per Share. As a result of our structure, which includes a non-controlling interest, we feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted Earnings Per Share, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings per share of the Company as a whole as opposed to being limited to our Class A common stock.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of non-GAAP financial measure:
Net income	$2,783	$2,923	$8,920	$7,962
Provision for income taxes	1,434	1,465	4,966	4,253
Delaware Franchise Tax	45	45	145	135
Interest expense	77	113	191	368
Interest income	(17)	(29)	(54)	(53)
Depreciation and amortization	758	507	1,677	1,489
Equity-based compensation	497	74	716	849
Other adjustments (A)	177	194	(473)	378
Adjusted EBITDA	$5,754	$5,292	$16,088	$15,381
Adjusted EBITDA Margin	28.8%	29.7%	28.8%	29.7%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$2,783	$2,923	$8,920	$7,962
GAAP Provision for income taxes	1,434	1,465	4,966	4,253
Delaware Franchise Tax	45	45	145	135
Other adjustments (A)	177	194	(473)	378
Adjusted earnings before provision for income taxes	4,439	4,627	13,558	12,728
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,776)	(1,851)	(5,423)	(5,091)

Adjusted net income	$2,663	$2,776	$8,135	$7,637

Adjusted earnings per share/unit:
Basic	$0.21	$0.23	$0.64	$0.62
Diluted	$0.20	$0.23	$0.60	$0.62

Shares/units outstanding:
Basic Class A shares outstanding	7,913	7,658	7,913	7,658
Basic Class B shares/units outstanding	4,772	4,570	4,772	4,570
Total basic shares/units outstanding	12,685	12,228	12,685	12,228

Diluted Class A shares outstanding	7,913	7,658	7,913	7,658
Diluted Class B shares/units outstanding (B)	5,743	4,622	5,743	4,622
Total diluted shares/units outstanding	13,656	12,280	13,656	12,280

(A)	Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Client reimbursement	$—	$—	$—	$125
Acquisition costs (a)	42	—	122	—
Non-acquisition expansion costs (b)	78	99	290	125
Severance	—	—	48	—
Other (c)	57	95	(933)	128
Total other adjustments	$177	$194	$(473)	$378

(a)	Reflects the legal fees associated with the Jamison Acquisition.
(b)

Represents accrued earnout of $78 and $84 and professional fees of $0 and $15 for the three months ended September 30, 2015 and 2014, respectively, related to our Richmond, VA office expansion.  Represents accrued earnout of $221 and $110 and professional fees of $69 and $15 for the nine months ended September 30, 2015 and 2014, respectively, related to our Richmond, VA office expansion.

(c)

In the nine months ended September 30, 2015, represents professional fees of $57 related to the initial award agreements of restricted stock unit grants and a true-up adjustment to our tax receivable agreement of ($990). The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement. In the nine months ended September 30, 2014, represents professional fees of $78 related to our shelf registration filing and professional fees of $50 related to the modification of partner redemption notes.

(B)

Includes 4,911 and 52,188 unvested deferred equity units and 967 and 0 unvested restricted stock units as of September 30, 2015 and 2014, respectively.  Also includes 0 and 90,959 conditionally issuable units that vest upon achievement of certain performance metrics, that would be issuable if September 30, 2015 and 2014, respectively, was the end of the contingency.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of September 30, 2015, $0 was outstanding on the revolving credit facility. As of September 30, 2015, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of September 30, 2015.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2015 and December 31, 2014.

	As of
(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$26,080	$30,820
Accounts receivable	$4,003	$4,534
Due from Silvercrest Funds	$3,039	$3,797

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

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2015 and 2014. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$9,047	$10,869
Net cash used in investing activities	(3,888)	(1,581)
Net cash used in financing activities	(9,899)	(8,467)
Net change in cash	$(4,740)	$821

Operating Activities

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015 and 2014, operating activities provided $9.0 million and $10.9 million, respectively. This difference is primarily the result of increased payouts of accrued compensation of $3.8 million, increased prepaid expenses and other assets of $2.3 million due mainly to the timing of certain payments to vendors and an increase in taxes receivable, partially offset by increased net income of $1.0 million, decreased accounts payable and accrued expenses of $1.9 million due to the timing of certain payments to vendors and distributions received from investment funds of $1.3 million.

Investing Activities

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015 and 2014, investing activities used $3.9 million and $1.6 million, respectively. The primary use of cash during the nine months ended September 30, 2015 was cash paid at the closing of the Jamison Acquisition of $3.6 million.  The primary use of cash during the nine months ended September 30, 2014 was an earnout payment of $1.7 million related to the Marathon Capital Group, LLC acquisition.  No investing activity-related earnout payments were made during the nine months ended September 30, 2015.

Financing Activities

Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015 and 2014, financing activities used $9.9 million and $8.5 million, respectively.   During the nine months ended September 30, 2015 and 2014, the Company paid dividends of $2.8 million and $2.7 million, respectively, to Class A shareholders.  Distributions to partners increased during the nine months ended September 30, 2015 by $0.3 million as compared to the previous year. During the nine months ended September 30, 2015, we made payments on notes payable of $1.3 million, as compared with payments on notes payable of $0.4 million in the previous period.  During the nine months ended September 30, 2014, redemptions of partners’ interests totaled $0.3 million, and we received payments from partners on notes receivable of $0.7 million, as compared with payments from partners on notes receivable of $0.5 million in the current period.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its Principals, Ten-Sixty Asset Management LLC and Milbank related to the Jamison, Ten-Sixty and Milbank acquisitions, and variable rate notes issued to former principals to redeem units held by them under which we exercised our call right upon their termination.

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

As of September 30, 2015, $0.6 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of September 30, 2015.

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

As of September 30, 2015, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $26 thousand as of September 30, 2015.

As of December 31, 2014, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $5 thousand as of December 31, 2014.

As of September 30, 2015 and December 31, 2014, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes in an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of September 30, 2015 and December 31, 2014, $1.8 million and $2.7 million remained outstanding on the notes and accrued but unpaid interest was approximately $13.0 thousand and $19.0 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722.0 thousand on each of June 30, 2016, 2017 and 2018.   Accrued but unpaid interest on the notes payable related to the Jamison Acquisition was $27.0 thousand as of September 30, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015 or December 31, 2014.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended September 30, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2015 AUM	$11.8	$3.4	$2.4	$17.6
December 31, 2014 AUM	$11.7	$3.7	$2.5	$17.9

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

The average value of our assets under management for the three and nine months ended September 30, 2015 was approximately $17.8 billion and $18.3 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.8 billion for the three and nine months ended September 30, 2015, which would cause an annualized increase or decrease in revenues of approximately $8.0 million and $7.5 million for the three and nine months ended September 30, 2015, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2015 of 0.45% and 0.46%, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP.  Originally, ASU No. 2014-09 was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early application is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on the Condensed Consolidated Financial Statements. We have not yet selected a transition method nor determined the effect of this standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12").” ASU No. 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on our Condensed Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, ASU No. 2015-16 would require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2015 and 2014 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2015.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

10.6*	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 6, 2015)

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 5, 2015.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	November 5, 2015		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 5, 2015		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)