Form 10-K
period 2015-12-31
Silvercrest Asset Management Group Inc.
filed 2016-03-10
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $95.2 million based on the closing price of $14.06 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2015.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 8, 2016 were 7,989,749 and 4,520,413, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

 Except where the context requires otherwise and as otherwise set forth herein, in this report, references to the “Company”, “we”, “us” or “our” refer to Silvercrest Asset Management Group Inc. (“Silvercrest”) and its consolidated subsidiaries, including Silvercrest L.P. (“Silvercrest L.P.” or “SLP”). SLP’s limited partners are referred to in this report as “principals”. On June 26, 2013, Silvercrest completed its corporate reorganization, and on July 2, 2013, Silvercrest closed its initial public offering. Prior to that date, Silvercrest was a private company. The reorganization and initial public offering are described in the notes to our Consolidated Financial Statements included in Part IV of this Form 10-K.

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows of assets under management, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets,  adverse economic or market conditions, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in this annual report on Form 10-K.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2015, our assets under management were $18.1 billion.

We were founded 13 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2015, we had 616 client relationships with an average size of $29 million that represented approximately 98% of our assets under management. Our top 50 relationships averaged $265 million in size and represented approximately 1.5% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 40%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23)% to 1,142%, with a mean of 48%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

Our organic growth has been complemented by selective hiring and by six successfully completed strategic acquisitions that have expanded not only assets under management, but also our professional ranks, geographic footprint and service capabilities. We believe additional acquisitions will allow us to extend our geographic presence nationally. As we grow, we will maintain our value proposition to continue to deliver to our clients excellent investment performance together with excellent client service, the essence of what differentiates us from our competitors.

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

As of December 31, 2015, approximately 82% of our discretionary assets under management were held for individual clients and 18% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2015, approximately a quarter of our 113 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 20 years and, in some cases, even longer.

Our headquarters are located in New York City with additional offices in Boston, Massachusetts, Los Angeles, California, Virginia and New Jersey. From inception, we have embraced an organizational structure in which the primary functions of client service, investments, technology and operations, and business administration are organized and staffed with professionals who specialize in each of those functions. This structure permits each professional to focus on his or her area of expertise without the distraction of other business responsibilities. At many other firms, the senior professionals are expected to serve multiple roles simultaneously, which we believe dilutes the value to clients and makes scaling the business effectively unachievable. We firmly believe that our business structure represents a better approach and will permit us to greatly expand our business on our existing platform.

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

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 50% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

We have a staff of six professionals who work with our portfolio managers to deliver family office services to interested clients. The fees for family office services are negotiated with the client and generally are not asset-based. For this reason, the revenues generated by our family office services are non-correlated to market movements and provide us with a diversified source of earnings. We believe these family office services have been an attractive component of our overall value proposition and engender a stronger relationship with the client, leading to greater client retention and the institutionalization of client relationships.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $18.1 billion as of December 31, 2015 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 30 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish the trust that is at the heart of the relationship.

Where appropriate, our portfolio managers are also encouraged to introduce our clients to our family office services capabilities and we have capacity for growth in client utilization of these services. Eight of our ten largest clients use our family office services and some of these clients have closed their own family offices to consolidate those activities with us. This is a profitable business for us and it serves to tighten our ties to those clients who avail themselves of the services we offer. It is also extremely useful to us in new business competitions where we use these services as a differentiator from our competitors. We continue to see the opportunity for greater penetration with our current clients in future years.

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

Acquired Growth

From our inception, our organic growth has been complemented by selective hiring and strategic acquisitions, which have served to enlarge our client base, expand our professional ranks, increase our geographic presence and broaden our service capabilities. We therefore expect to continue to recruit and hire senior portfolio managers with significant client relationships as well as successful investment professionals with capabilities currently not available internally to us. We have used acquisitions to extend our presence into new geographies (Boston, Virginia and New Jersey) and to gain new investment expertise. The six strategic acquisitions we have successfully completed have allowed us to benefit from economies of scale and scope.

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

Our past acquisitions have sharpened our ability to integrate acquired businesses, and we believe that once we identify an acquisition target we will be able to complete the acquisition and integrate the acquired business expeditiously.

Institutional Growth

After seven years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

With limited resources, we have created a focused national advertising campaign, which has drawn praise from clients, prospects and competitors alike. We have carefully chosen media outlets that reach our target audience efficiently and we estimate that the new business that we get directly as a result of our advertising now finances its cost.

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

From inception, we have employed a system of peer group reviews to ensure that client portfolios have been constructed in a manner consistent with our best collective thinking. In annual peer group reviews, the asset allocation within each client portfolio is compared with such portfolio’s defined objectives and portfolios that are not fully aligned with the investment objective are then singled out for further review and discussion. Our objective is for all clients to receive our best thinking and for portfolio managers to manage portfolios consistently with our policy. As a combination of these various factors, the client relationship is with us and not merely with an individual at our company.

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S. equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 55% of our total assets under management are managed in our proprietary investment strategies.

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

Once stocks have been approved for investment from this body of research, they become part of one or more model equity portfolios. These are generally large cap, small cap, Smid cap, multi-cap, equity income and focused value. Each stock position is continually monitored against its investment thesis to ensure investment discipline, and we employ a strict discipline to trim or sell securities in the following circumstances:

•	when a stock is excessively valued in our models or the best case scenario is reflected in the stock price;
•	due to a stock’s outperformance, which can adversely affect a portfolio’s diversification;
•	due to underperformance, when a stock trails relevant benchmarks by more than 10%; or
•	when the investment thesis changes, due to a loss of confidence in management, a change in business prospects or the deterioration in earnings quality.

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2015:

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/15	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	1.6	14.4	11.2	14.3	7.8
Russell 1000 Value Index		-3.8	13.1	11.3	13.0	6.6

Small Cap Value Composite	4/1/02	-2.0	12.9	11.1	15.0	10.5
Russell 2000 Value Index		-7.5	9.1	7.7	11.7	7.2

Smid Cap Value Composite	10/1/05	-0.1	12.6	11.0	15.0	8.9
Russell 2500 Value Index		-5.5	10.5	9.2	13.8	6.4

Multi Cap Value Composite	7/1/02	0.3	14.5	11.9	15.5	9.0
Russell 3000 Value Index		-4.1	12.8	11.0	12.9	7.4

Equity Income Composite	12/1/03	-1.1	14.2	12.3	14.2	11.1
Russell 3000 Value Index		-4.1	12.8	11.0	12.9	7.5

Focused Value Composite	9/1/04	2.7	15.6	11.2	16.4	10.2
Russell 3000 Value Index		-4.1	12.8	11.0	12.9	7.1

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2015:

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
•

Willingness to Negotiate Fees. We require our managers to accept a significant discount in their management fees because we expect to manage all aspects of the client relationship. Their only responsibility is to manage the capital entrusted to them. No manager has refused to offer the discounts we seek.

For large clients with significant hedge fund exposure, we offer a hedge fund advisory service that creates customized hedge fund portfolios. Each of our funds of funds appears below:

•	Silvercrest Hedged Equity Fund is designed to complement and diversify long-only equity portfolios through investments with managers who employ long and short strategies;
•	Silvercrest Emerging Markets Fund provides international and non-dollar exposure and diversification focused on long, short, credit and other managers who invest in emerging markets;
•	Silvercrest Commodity Strategies Fund seeks to give investors comprehensive commodity exposure;
•	Silvercrest International Fund provides investors with broad coverage of international markets, spanning developed, emerging and frontier markets;
•	Silvercrest Special Situations Fund is designed to outperform traditional benchmarks with less volatility; and
•	Silvercrest Jefferson Fund is designed to outperform its benchmarks on a risk-adjusted basis for investors who seek to minimize risk and preserve capital.

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

Employees

As of December 31, 2015, we had 109 full-time employees and four part-time employees.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees are good.

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

Net profits, net losses and distributions of Silvercrest L.P. are allocated and made to each of its partners on a pro rata basis in accordance with the number of partnership units of Silvercrest L.P. held by each of them. In addition, Silvercrest L.P. has issued deferred equity units and restricted stock units exercisable for Class B units that entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding.

Set forth below is our holding company structure and ownership as of December 31, 2015.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,695,014 Class B units as of December 31, 2015, which represents the right to receive approximately 41.5% of the distributions made by Silvercrest L.P. The principals also collectively hold 4,911 deferred equity units and 966,510 restricted stock units each of which is exercisable for one Class B unit, which collectively represent the right to receive approximately 7.1% of the distributions made by Silvercrest L.P. The 4,911 deferred equity units and 966,510 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the deferred equity units and restricted stock units have not been issued and are not deemed outstanding, the holders of deferred equity units and restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of deferred equity units and restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 7,989,749 Class A units, which represents the right to receive approximately 58.5% of the distributions made by Silvercrest L.P. The 4,911 deferred equity units and 966,510 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the deferred equity units and restricted stock units have not been issued and are not deemed outstanding, the holders of deferred equity units and restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of deferred equity units and restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

The Advisers Act imposes substantive regulation on virtually all aspects of our business and relationships with our clients. As a registered investment adviser, we are subject to many requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; engaging in transactions with clients; maintaining an effective compliance program; custody of client assets; client privacy; advertising; pay-to-play; cybersecurity and proxy voting. The SEC has authority to inspect any registered investment adviser from time to time to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) consistent with disclosures made to clients and (iii) with adequate systems and procedures to ensure compliance.

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted this duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage 67% of our accounts on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. Section 28(e) of the Securities Exchange Act of 1934, or the Exchange Act, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including The Employee Retirement Income Security Act of 1974, as amended, or ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) we must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to us in carrying out our investment decision-making responsibilities. In permissible circumstances, we may receive technology-based research, market quotation and/or market survey services which are paid for in whole or in part by soft dollar brokerage arrangements. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

Available Information

We maintain a website at http://ir.silvercrestgroup.com/. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, By-Laws, Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. You may obtain and copy any document we furnish or file with the SEC at the SEC's public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC's website is located at www.sec.gov.

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

We have presented the historical returns of our existing investment strategies outlined under “Business” in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2015 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008, the first quarter of 2009, the second quarter of 2010 and the third quarter of 2015, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2015, $11.6 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represents approximately 89% of our investment management fees for the twelve months ended December 31, 2015. In addition, $0.5 billion of our assets under management were invested in private partnerships, as of December 31, 2015, the revenue from these private partnerships representing approximately 11% of our investment management fees for the twelve months ended December 31, 2015. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

We derive substantially all of our revenues from contracts and relationships that may be terminated upon no notice.

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

The performance of our investment strategies or the growth of our assets under management may be constrained by the unavailability of appropriate investment opportunities.

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

Our products are best suited for investors with long-term investment horizons. In order for our classic value investment approach to yield attractive returns, we must typically hold securities for an average of over three years. Therefore, our investment strategies may not perform well during short periods of time. In addition, our strategies may not perform well during points in the economic cycle when value-oriented stocks are relatively less attractive. For instance, during the late stages of an economic cycle or during periods where the markets are focused on one investment thesis or sector, investors may purchase relatively expensive stocks in order to obtain access to above average growth, as was the case in the late 1990s. In 2013 and 2014, the markets deemed many businesses producing commodities and basic materials to be sound investments, regardless of their prices, based on the thesis that the rapid growth of such large economies as China and India meant that there would be constant shortfalls in the supply of the goods produced by these companies. We would not invest in these companies if their stocks were not inexpensively priced, thus foregoing potentially attractive returns during the periods when these companies’ stock prices are continuing to advance. During 2015, growth in China slowed down amid several macro-economic concerns.

Our investment approach may underperform other investment approaches, which may result in significant withdrawals of client assets, client departures or otherwise result in a reduction in our assets under management.

Even when securities prices are rising generally, portfolio performance may be affected by our investment approach. We employ a long-term investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, unfavorable market environments or other difficulties may result in significant withdrawals of client or investor assets, client or investor departures or otherwise result in a reduction in our assets under management.

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

As of December 31, 2015, our Core International Equity Strategy, which invests in companies domiciled outside of the United States, accounted for approximately 0.3% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2015, $6.0 billion, representing 33% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2015 were Large Cap, Small Cap, Multi Cap, Equity Income and Focused Value which represented 7%, 11%, 5%, 7% and 2% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

We depend on the contributions of our senior management team led by Richard R. Hough, our Chairman and Chief Executive Officer, as well as other members of our senior management team. In addition, our senior marketing and client service personnel have direct contact with our clients and their consultants and advisors and other key individuals within each of our distribution channels. The loss of any of these key professionals could limit our ability to successfully execute our business strategy, prevent us from sustaining the historically strong investment performance and adversely affect our ability to retain or attract client assets.

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

Pursuant to the mandate of the Dodd-Frank Act, the SEC have also adopted amendments to Rule 506 of Regulation D under the Securities Act (“Rule 506”) that disqualify issuers, such as our funds, from relying on the exemption from registration provided by Rule 506 in connection with a securities offering structured as a private placement if any “covered persons” are deemed to be “bad actors.” Specifically, an issuer generally will be precluded from conducting offerings that rely on the registration exemption provided by Rule 506 if a “covered person” has been subject to a relevant criminal conviction, regulatory or court order or other disqualifying event that occurred on or after September 23, 2013.  For these purposes, the “covered persons” of an issuer include directors, certain officers, various entities affiliated with the issuer, solicitors and promoters of the issuer and 20% beneficial owners of the issuer’s voting securities. If any covered person is subject to a disqualifying event, one or more of our private funds could lose the ability to raise capital in a Rule 506 offering. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption, it could adversely affect our business, financial condition or results of operations.

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

Although we periodically consider strategic investments or acquisitions as part of our growth strategy, we have not at this time entered into any binding agreements with respect to any strategic investments or acquisitions or any strategic relationships or joint ventures and we cannot assure you that we will actually make any additional acquisitions. Our ability to execute our acquisition strategy will depend on our ability to identify new lines of businesses or new investment teams that meet our investment criteria and to successfully negotiate with the owners/managers who may not wish to give up control of the target fund general partner or managing member, as the case may be. We cannot be certain that we will be successful in finding new investment teams or investing in new lines of business or that they will have favorable operating results following our acquisitions.

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

Accounts sourced through consultant-led searches have been, and may continue to be, a major component of our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2015 we had approximately $2.2 billion in assets under management from third party distribution channels, which constituted approximately 12.7% of our total assets under management. If we fail to successfully maintain these third-party distribution channels, our business could be materially adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $18.1 billion as of December 31, 2015. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) future exchanges of Class B units as described above would aggregate approximately $17.3 million over a 15-year period and assuming all future exchanges or purchases, other than the purchases in connection with our initial public offering, would occur one year after our initial public offering. Under such scenario we would be required to pay the holders of Class B limited partnership units 85% of such amount, or approximately $14.7 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $14.7 million in the aggregate under the tax receivable agreement.

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

We have 7,989,749 shares of our Class A common stock outstanding as of March 8, 2016. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2015, we have reserved for issuance 704,450 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

As a public company, we are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and results in increased costs to us and could have a negative effect on our business, results of operations and financial condition. As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of Sarbanes Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes Oxley requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to commit significant resources, hire additional staff and provide additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies.  Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our company and to maintain appropriate operational and financial systems to adequately support our expansion. In addition, as a public company, we have enhanced our investor relations, legal and corporate communications functions. All of these activities and additional efforts may increase our costs, strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 1330 Avenue of the Americas, 38th Floor, New York, New York 10019, where we occupy approximately 41,000 square feet of space under a lease, the extended terms of which expire on September 30, 2028. We also lease space for our other six offices. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

The following table presents information on the high and low sales prices per share as reported on The Nasdaq Global Market for our Class A common stock for the periods indicated and dividends declared during such periods:

	2015
	High	Low	Dividends Declared Per Share
First Quarter	$15.60	$13.00	$0.12
Second Quarter	$16.14	$12.56	$0.12
Third Quarter	$14.91	$10.19	$0.12
Fourth Quarter	$12.98	$10.70	$0.12

	2014
	High	Low	Dividends Declared Per Share
First Quarter	$18.97	$14.51	$0.12
Second Quarter	$19.94	$15.68	$0.12
Third Quarter	$17.49	$13.50	$0.12
Fourth Quarter	$16.07	$12.47	$0.12

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2015.

Holders

As of March 1, 2016, there were five holders of record of our Class A common stock and 42 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

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

During each of 2015 and 2014, we paid quarterly dividends totaling $0.48 per share of Class A common stock or $3.8 million and $3.7 million in 2015 and 2014, respectively.  In February 2016, our board of directors declared a dividend of $0.12 per share, or an aggregate of $1.0 million, to our Class A common shareholders in respect of the fourth quarter of 2015 payable on March 18, 2016 to holders of record of Class A common stock at the close of business on March 11, 2016.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	966,510	$ 13.23	704,450
Equity compensation plans not approved by security holders	—	—	—
Total	966,510	$ 13.23	704,450

A total of 1,670,960 shares of Class A common stock were registered, 966,510 shares of restricted stock were granted in August 2015, and 704,450 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2015.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from June 27, 2013 (the date our Class A common stock first began trading on The Nasdaq Global Market) through December 31, 2015, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 44 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on June 26, 2013 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $11.00 per share.

Index	6/26/2013	6/30/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015
Silvercrest Asset Management Group Inc.	100.00	109.09	156.17	159.75	147.63	135.07	116.58
S&P500	100.00	100.20	116.54	124.86	132.49	134.12	134.33
SNL Asset Manager*	100.00	100.35	127.71	128.90	134.73	134.96	114.90

*As of 12/31/2015, the SNL Asset Manager Index comprised the following companies: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Apollo Global Mgmt LLC; Ares Mgmt LP; Artisan Partners Asset Mgmt.; Ashford Inc.; Associated Capital Group; BlackRock Inc.; Blackstone Group L.P.; Calamos Asset Mgmt Inc.; Carlyle Group L.P.; Cohen & Steers Inc.; Diamond Hill Investment Group; Eaton Vance Corp.; Federated Investors Inc.; Fifth Street Asset Management; Financial Engines Inc.; Fortress Investment Group LLC; Franklin Resources Inc.; GAMCO Investors Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Capital Group Inc.; KKR & Co. L.P.; Legg Mason Inc.; Manning & Napier; Medley Management Inc.; NorthStar Asset Management; Oaktree Capital Group LLC; Och-Ziff Capital Mgmt Group; OM Asset Management plc; Pzena Investment Mgmt Inc.; Resource America Inc.; Safeguard Scientifics Inc.; SEI Investments Co.; Silvercrest Asset Mgmt Group; T. Rowe Price Group Inc.; U.S. Global Investors Inc.; Value Line Inc.; Virtus Investment Partners; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments Inc.; ZAIS Group Holdings Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.  The consolidated statement of financial position data as of December 31, 2012 and 2011, the portion of the operating results included in the consolidated statement of operations data for the year ended December 31, 2013 that relates to the six months ended June 30, 2013, and the operating results included in the consolidated statement of operations data for the years ended 2012 and 2011, are those of Silvercrest L.P., our predecessor for accounting purposes.  The consolidated statement of operations data for the year ended December 31, 2013 represents the combination of Silvercrest L.P.’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operations for the six months ended December 31, 2013.

The following selected historical consolidated financial data has been derived from the Company’s audited consolidated financial statements.  You should read the following selected historical consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data:
Revenue:
Management and advisory fees	$71,759	$65,026	$53,465	$46,069	$37,869
Performance fees and allocations	11	221	1,830	714	85
Family office services	3,368	4,225	4,756	4,907	4,833
Total revenue	75,138	69,472	60,051	51,690	42,787
Expenses:
Compensation and benefits	42,856	40,290	30,322	19,108	17,492
General and administrative	15,325	13,860	13,197	13,680	10,849
Total expenses	58,181	54,150	43,519	32,788	28,341
Income before other income (expense), net	16,957	15,322	16,532	18,902	14,446
Other income (expense), net:
Loss on forgiveness of notes receivable	—	—	—	—	(34)
Other income (expense)	1,268	876	3,118	123	(210)
Interest income	72	69	92	145	187
Interest expense	(261)	(381)	(447)	(304)	(164)
Equity income (loss) from investments	18	1,208	21	1,911	950
Total other income (expense), net	1,097	1,772	2,784	1,875	729
Income before (provision) benefit for income taxes	18,054	17,094	19,316	20,777	15,175
(Provision) benefit for income taxes	(6,969)	(6,386)	(2,148)	(1,057)	(566)
Net income	11,085	10,708	17,168	$19,720	$14,609
Less: net income attributable to non-controlling interests	(5,761)	(5,933)	(3,478)
Net income attributable to Silvercrest	$5,324	$4,775	13,690

Net income per share/unit:
Basic	$0.68	$0.63	$1.68	$1.87
Diluted	$0.68	$0.63	$1.63	$1.84

Weighted average shares/units outstanding:
Basic	7,855,038	7,600,739	8,145,476	10,544,323
Diluted	7,855,038	7,600,739	8,374,025	10,690,775

Dividends paid per share	$0.48	$0.48	$0.12

Selected statements of financial position data:
Total assets	$108,211	$99,696	$100,727	$52,454	$45,262
Notes payable	4,514	4,148	11,303	3,315	4,809
Total liabilities	46,574	46,634	52,562	14,317	15,751
Redeemable partners’ capital	—	—	—	98,607	85,177
Stockholders’ equity/Partners’ deficit	45,835	42,516	41,222	(60,470)	(55,666)
Non-controlling interests	15,802	10,546	6,943	—	—

Selected other data:
Assets under management (in billions) (1)	$18.1	$17.9	$15.7	$11.2	$10.1
(1)	As of the last day of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2015, our assets under management grew 1.1% from $17.9 billion to $18.1 billion.  On June 30, 2015, we acquired $0.7 billion of assets under management in connection with the Jamison Acquisition (as defined herein).  Our total assets under management exclude approximately $13.4 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition.  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

As part of the reorganization of Silvercrest L.P. that occurred in connection with our initial public offering, Silvercrest became the general partner of Silvercrest L.P., our operating company. Our business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. In addition, the partnership units of all continuing partners of Silvercrest L.P. were converted to Class B units that have equal economic rights to our shares of Class A common stock. Silvercrest L.P. has issued deferred equity units and restricted stock units exercisable for 4,911 and 966,510 Class B units, respectively, that entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding as of December 31, 2015. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all deferred equity units and restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. Following the completion of the reorganization of Silvercrest L.P., as the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 41.5% partnership interest in Silvercrest L.P. as of December 31, 2015 are reflected in Non-controlling interests in our consolidated financial statements. As a result of the reorganization that was completed at the end of the second quarter of 2013, the accompanying results of operations and cash flows for the six months ended June 30, 2013 are those of Silvercrest L.P. For the year ended December 31, 2013, our net income, after amounts attributable to non-controlling interests, represents, on a weighted average basis, approximately 49.8% of Silvercrest L.P.’s net income.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2015	2014	2013
Revenue	$75,138	$69,472	$60,051
Income before other income (expense), net	$16,957	$15,322	$16,532
Net income	$11,085	$10,708	$17,168
Net income attributable to Silvercrest	$5,324	$4,775	$13,690
Adjusted EBITDA (1)	$21,858	$21,141	$17,324
Adjusted EBITDA margin (2)	29.1%	30.4%	28.9%
Assets under management at period end (billions)	$18.1	$17.9	$15.7
Average assets under management (billions) (3)	$18.0	$16.8	$13.5
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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2015	2014	2013
AUM concentrated in Discretionary Managed Accounts	$11.6	$10.6	$9.3
Average AUM For Discretionary Managed Accounts	$11.1	$10.0	$8.2
Discretionary Managed Accounts Revenue (in millions)	$63.6	$55.8	$44.5
Percentage of management and advisory fees revenue	88%	86%	83%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2015	2014	2013
AUM concentrated in Private Funds	$0.5	$1.0	$0.8
Average AUM For Private Funds	$0.6	$0.9	$0.9
Private Funds Revenue (in millions)	$8.1	$9.2	$9.0
Percentage of management and advisory fees revenue	11%	14%	17%

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

Average management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.42%, 0.41% and 0.44% for the years ended December 31, 2015, 2014 and 2013, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2015, 2014 and 2013. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

Our family office services capabilities enable us to provide comprehensive and integrated services to our clients. Our dedicated group of tax and financial planning professionals provide financial planning, tax planning and preparation, partnership accounting and fund administration, and consolidated wealth reporting, among other services. Family office services income fluctuates based on both the number of clients for whom we perform these services and the level of agreed-upon fees, most of which are flat fees. Therefore, non-discretionary assets under management, which are associated with family office services, do not typically serve as the basis for the amount of family office services revenue that is recognized.

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

Following the consummation of our initial public offering, we account for partner incentive distributions as an expense in our Statement of Operations. Accordingly, this has the effect of increasing compensation expense relative to the amounts that have been recorded historically in our consolidated financial statements prior to the consummation of our initial public offering.

The components of our compensation and benefits expenses for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Cash compensation and benefits (1)	$41,332	$39,277	$28,360
Distributions on liability awards (2)	—	1	13
Non-cash equity-based compensation expense	1,524	1,012	1,949
Total compensation expense	$42,856	$40,290	$30,322
(1)	For the years ended December 31, 2015, 2014 and 2013, $18,535, $18,653 and $8,236 of partner incentive payments were included in cash compensation and benefits expense, respectively.
(2)

Cash distributions on the portion of unvested deferred equity units that are subject to forfeiture are expensed when paid. The portion of unvested deferred equity units that can be settled in cash are classified as liability awards.

On February 29, 2012, February 28, 2011 and February 24, 2010, Silvercrest L.P. and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of Silvercrest L.P. and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. As a result of the reorganization of Silvercrest L.P. and the initial public offering, each 100 deferred equity units represent the unsecured right to receive 100 Class B units of Silvercrest L.P., subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from Silvercrest L.P. as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or a combination of the equivalent cash value of some of the units and units, but in no event may the holder receive more than 50% of the aggregate value of the vested units in cash. To the extent that holders elect to receive up to 50% of the aggregate value of the vested units in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense will continue to be recognized on the February 29, 2012 grant date of the deferred equity unit and performance unit awards through February 29, 2016.

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

On August 6, 2015, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  These grants will vest and settle in the form of Class B units.  Twenty-five percent of these RSUs vest and settle on the first, second, third and fourth anniversaries of the grant date.  Equity-based compensation expense will be recognized on these grants through August 5, 2018.

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

Acquisition

On March 30, 2015, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, Silvercrest L.P., Silvercrest Asset Management Group LLC (the “Buyer”) and Jamison Eaton & Wood, Inc., a New Jersey corporation (“Jamison” or the “Seller”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison (together, the “Principals of Jamison”), to acquire certain assets of Jamison.  The transaction contemplated by the Asset Purchase Agreement closed on June 30, 2015 and is referred to herein as the “Jamison Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). We determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets will be achieved.  We will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on our weighted average cost of capital and took into account that the overall risk associated with the payments was similar to our overall risks as there is no target, floor or cap associated the contingent payments.  We have a liability of $1,342 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2015 for contingent consideration.

In connection with their receipt of the Equity Consideration, the Principals of Jamison became subject to the rights and obligations set forth in the limited partnership agreement of SLP and are entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals of Jamison became parties to the Exchange Agreement, which governs the exchange of Class B Units for Class A common stock of the Company, the “Resale and Registration Rights Agreement”, which provides the Principals of Jamison with liquidity with respect to shares of Class A common stock of the Company received in exchange for Class B Units, and the TRA of the Company, which entitles the Principals of Jamison to share in a portion of the tax benefit received by the Company upon the exchange of Class B Units for Class A common stock of the Company.

Operating Results

Revenue

Our revenues for the years ended December 31, 2015, 2014 and 2013 are set forth below:

For the Years Ended December 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$71,759	$65,026	$6,733	10.4%
Performance fees and allocations	11	221	(210)	(95.0)%
Family office services	3,368	4,225	(857)	(20.3)%
Total revenue	$75,138	$69,472	$5,666	8.2%

For the Years Ended December 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Management and advisory fees	$65,026	$53,465	$11,561	21.6%
Performance fees and allocations	221	1,830	(1,609)	(87.9)%
Family office services	4,225	4,756	(531)	(11.2)%
Total revenue	$69,472	$60,051	$9,421	15.7%

The growth in our assets under management from January 1, 2013 to December 31, 2015 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2013	8.0	3.1	11.2	(1)
Gross client inflows	3.5	2.5	6.0
Gross client outflows	(3.0)	(0.8)	(3.8)
Market appreciation	1.6	0.7	2.3
As of December 31, 2013	10.1	$5.6	$15.7	(1)
Gross client inflows	3.2	0.5	3.7
Gross client outflows	(2.3)	(0.7)	(3.0)
Market appreciation	0.6	0.9	1.5
As of December 31, 2014	$11.6	$6.3	$17.9	(1)
Gross client inflows	4.3	0.3	4.6
Gross client outflows	(3.4)	(0.3)	(3.7)
Market depreciation	(0.4)	(0.2)	(0.7)
As of December 31, 2015	$12.1	$6.0	$18.1	(1)

(1)	Less than 5% of assets under management generate performance fees.

(2) PROPRIETARY EQUITY PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/15	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	1.6	14.4	11.2	14.3	7.8
Russell 1000 Value Index		-3.8	13.1	11.3	13.0	6.6

Small Cap Value Composite	4/1/02	-2.0	12.9	11.1	15.0	10.5
Russell 2000 Value Index		-7.5	9.1	7.7	11.7	7.2

Smid Cap Value Composite	10/1/05	-0.1	12.6	11.0	15.0	8.9
Russell 2500 Value Index		-5.5	10.5	9.2	13.8	6.4

Multi Cap Value Composite	7/1/02	0.3	14.5	11.9	15.5	9.0
Russell 3000 Value Index		-4.1	12.8	11.0	12.9	7.4

Equity Income Composite	12/1/03	-1.1	14.2	12.3	14.2	11.1
Russell 3000 Value Index		-4.1	12.8	11.0	12.9	7.5

Focused Value Composite	9/1/04	2.7	15.6	11.2	16.4	10.2
Russell 3000 Value Index		-4.1	12.8	11.0	12.9	7.1

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

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Our total revenue increased by $5.7 million, or 8.2%, to $75.2 million for year ended December 31, 2015, from $69.5 million for year ended December 31, 2014. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management, partially as a result of the Jamison Acquisition.  Revenue related to the Jamison Acquisition for the six months ended December 31, 2015 was $2.6 million.

Assets under management increased by $0.2 billion, or 1.1%, to $18.1 billion at December 31, 2015 from $17.9 billion at December 31, 2014. Compared to the year ended December 31, 2014, there was an increase of $0.9 billion of client inflows, an increase of $0.7 billion in client outflows, and an increase of $2.2 billion in market depreciation. Our market depreciation during the year ended December 31, 2015 constituted a 3.9% rate of decrease in our total assets under management compared to December 31, 2014, as compared to our market appreciation during the year ended December 31, 2014 which constituted a 9.6% rate of increase in our total assets under management compared to December 31, 2013.  Our growth in assets under management for the year ended December 31, 2015 was attributable to an increase in discretionary assets under management of $0.5 billion partially offset by a decrease of $0.3 billion in non-discretionary assets under management. The growth in our discretionary assets under management was primarily driven by net gross client inflows including the acquired Jamison assets under management of $0.7 billion.  Sub-advised fund management revenue decreased by $0.4 million for the year ended December 31, 2015 as compared to the prior year.  Proprietary fund management revenue decreased by $1.1 million for the year ended December 31, 2015 as compared to the prior year. With respect to our discretionary assets under management, equity assets grew by 0.9% during the year ended December 31, 2015 and fixed income assets increased by 14.3% during the same period. For the year ended December 31, 2015, most of our growth came from our muni value, focused value, muni intermediate and intermediate government/credit strategies with composite returns of 5.2%, 2.7%, 2.5% and 1.5%, respectively, partially offset by declines in our master limited partnership and core international strategies with composite returns of (26.7)% and (2.1)%, respectively. As of December 31, 2015, the composition of our assets under management was 67% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 33% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue decreased by $0.8 million or 20.3% to $3.4 million for the year ended December 31, 2015, from $4.2 million for the year ended December 31, 2014.  The decrease is primarily the result of the termination of the associated accounts of a principal who left in 2013.

Performance fee revenue decreased by $0.2 million to $11 thousand for the year ended December 31, 2015 from $0.2 million for the year ended December 31, 2014. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement. The decrease in performance fee revenue is directly attributable to lower returns achieved at our external investment strategies.

Year Ended December 31, 2014 versus Year Ended December 31, 2013

Our total revenue increased by $9.4 million, or 15.7%, to $69.5 million for year ended December 31, 2014, from $60.1 million for year ended December 31, 2013. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management.

Discretionary assets under management increased by $1.5 billion, or 14.9%, to $11.6 billion at December 31, 2014 from $10.1 billion at December 31, 2013.  Total assets under management increased by $2.2 billion, or 14.0%, to $17.9 billion at December 31, 2014 from $15.7 billion at December 31, 2013. Compared to the year ended December 31, 2013, there was a decrease of $2.3 billion of client inflows, a decrease of $0.8 billion in client outflows, and a decrease of $0.8 billion in market appreciation. Our market appreciation during the year ended December 31, 2014 constituted a 9.6% rate of increase in our total assets under management compared to December 31, 2013, as compared to our market appreciation during the year ended December 31, 2013 which constituted a 20.5% rate of increase in our total assets under management compared to December 31, 2012. Our growth in assets under management for the year ended December 31, 2014 was attributable to an increase of $1.5 billion and $0.7 billion in discretionary and non-discretionary assets under management, respectively, primarily related to the Richmond, VA office expansion. The growth in our discretionary assets under management was primarily driven by an increase in separately managed accounts. An increase in the concentration of equity securities, which are included in discretionary assets under management and whose standard fee rates are higher than those of other investments, was the primary driver of increased management and advisory fees revenue for the year ended December 31, 2014 compared to the prior year. Sub-advised fund management revenue increased by $0.1 million to $1.8 million for the year ended December 31, 2014 from $1.7 million for the same period in the prior year as a result of our 2013 acquisition of Ten-Sixty Asset Management, LLC (“Ten-Sixty”) and the Richmond, VA office expansion. Proprietary fund management revenue remained flat at $7.2 million for the year ended December 31, 2014 and 2013. With respect to our discretionary assets under management, equity assets experienced growth of 14.1% during the year ended December 31, 2014, and fixed income assets increased by 16.9% during the same period. For the year ended December 31, 2014, most of our growth came from our master limited partnership, equity income and multi cap value strategies with composite returns of 16.5%, 12.4% and 11.7%, respectively. As of December 31, 2014, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
(in billions)	2015	2014	2013
Total AUM as of January 1,	$17.9	$15.7	$11.2
Discretionary AUM:
Total Discretionary AUM as of January 1,	11.6	10.1	8.0
New client accounts/assets	1.3	0.7	0.7	(1)
Closed accounts	(0.2)	—	—	(2)
Net cash inflow/(outflow)	(0.2)	0.2	(0.2	)(3)
Non-discretionary to Discretionary AUM	—	—	0.1	(4)
Market (depreciation)/appreciation	(0.4)	0.6	1.5
Change to Discretionary AUM	0.5	1.5	2.1
Total Discretionary AUM at December 31,	12.1	11.6	10.1
Change to Non-Discretionary AUM	(0.3)	0.7	2.4	(5)
Total AUM as of December 31,	$18.1	$17.9	$15.7

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2015, 2014 and 2013 are set forth below:

For the Years Ended December 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$42,856	$40,290	$2,566	6.4%
General and administrative	15,325	13,860	1,465	10.6%
Total expenses	$58,181	$54,150	$4,031	7.4%

For the Years Ended December 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Compensation and benefits (1)	$40,290	$30,322	$9,968	32.9%
General and administrative	13,860	13,197	663	5.0%
Total expenses	$54,150	$43,519	$10,631	24.4%

(3)	For the years ended December 31, 2015 and 2014, $18,535 and $18,653, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2015. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Total expenses increased by $4.0 million, or 7.4%, to $58.2 million for the year ended December 31, 2015 from $54.2 million for the year ended December 31, 2014. This increase was primarily attributable to increases in compensation and benefits expense of $2.6 million and an increase in general and administrative expenses of $1.5 million.

Compensation and benefits expense increased by $2.6 million, or 6.4%, to $42.9 million for the year ended December 31, 2015 from $40.3 million for the year ended December 31, 2014. The increase was primarily attributable to an increase in salaries and benefits of $1.4 million and $0.4 million, respectively, due to both merit increases and increased headcount, an increase in the accrual for bonuses of $0.2 million, an increase of $0.1 million related to an earnout for the principals hired as part of the Richmond, VA office expansion, and increased equity-based compensation expense of $0.5 million primarily as a result of the granting of restricted stock units in 2015.

General and administrative expenses increased by $1.5 million, or 10.6%, to $15.3 million for the year ended December 31, 2015 from $13.9 million for the year ended December 31, 2014. This increase was primarily due to an increase in professional fees of $0.6 million related to the timing of audit expenses and increased legal fees as a result of the Jamison Acquisition and the granting of restricted stock units, an increase in investment research costs of $1.2 million due to decreased soft dollar costing, an increase in occupancy and related expenses of $0.1 million, an increase in depreciation and amortization of $0.4 million due primarily to intangibles acquired as part of the Jamison Acquisition and an increase in travel and entertainment expenses of $0.2 million.  This was partially offset by a change in the fair value of estimated earnout payments related to the Milbank and Jamison acquisitions of $0.6 million, a decrease in bad debt expense of $0.2 million because we increased our reserve in 2014, a decrease in client reimbursements of $0.1 million and a decrease in sub-advisory and referral fees of $0.1 million as a result of lower sub-advisory revenue.

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

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$1,268	$876	$392	44.7%
Interest income	72	69	3	4.4%
Interest expense	(261)	(381)	120	31.5%
Equity income from investments	18	1,208	(1,190)	-98.5%
Total other income (expense), net	$1,097	$1,772	$(675)	-38.1%

For the Years Ended December 31,
(in thousands)	2014	2013	2014 vs. 2013 ($)	2014 vs. 2013 (%)
Other income, net	$876	$3,118	$(2,242)	-71.9%
Interest income	69	92	(23)	-25.0%
Interest expense	(381)	(447)	66	-14.8%
Equity income from investments	1,208	21	1,187	NM
Total other income (expense), net	$1,772	$2,784	$(1,012)	-36.4%

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Other income (expense), net decreased by $0.7 million to $1.1 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014 primarily due to a $1.2 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2015.  The adjustment in fair value is a result of a reduction in the future effective corporate tax rate in New York City as a result of a law change.   Equity income from investments decreased by $1.2 million in 2015 as compared with the same period in the prior year as a result of decreased performance fee allocations.  Interest expense decreased for the year ended December 31, 2015 as compared to the prior year as a result of reduced borrowings under our credit facility, the reduction in principal on notes issued to two former partners, and payments made on notes payable to former partners resulting in lower outstanding balances.

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

Provision for Income Taxes

Year Ended December 31, 2015 versus Year Ended December 31, 2014

The provision for income taxes was $7.0 million and $6.4 million for the year ended December 31, 2015 and 2014, respectively. The change was a result of both the recognition of increased corporate income tax expense related to increased profitability for the year ended December 31, 2015 as compared with the comparable period in the prior year, and a decrease in deferred tax expense due to a discrete item recorded during the year ended December 31, 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2015 and 2014 was 38.6% and 37.4%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2015	2014	2013
Reconciliation of non-GAAP financial measure:
Net income	$11,085	$10,708	$17,168
GAAP Provision for income taxes	6,969	6,386	2,148
Delaware Franchise Tax	190	180	125
Interest expense	261	381	447
Interest income	(72)	(69)	(92)
Partner incentive allocations (A)	—	—	(6,000)
Depreciation and amortization	2,359	1,968	1,944
Equity-based compensation	1,524	1,044	2,222
Other adjustments (B)	(458)	543	(639)
Adjusted EBITDA	$21,858	$21,141	$17,324
Adjusted EBITDA Margin	29.1%	30.4%	28.8%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$11,085	$10,708	$17,168
GAAP Provision for income taxes	6,969	6,386	2,148
Delaware Franchise Tax	190	180	125
Partner incentive allocations (A)	—	—	(6,000)
Other adjustments (B)	(458)	543	(639)
Adjusted earnings before provision for income taxes	17,786	17,817	12,802
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(7,114)	(7,127)	(5,121)

Adjusted net income	$10,672	$10,690	$7,681
Adjusted earnings per share/unit:
Basic	$0.84	$0.87	$0.64
Diluted	$0.78	$0.86	$0.62
Shares/units outstanding:
Basic Class A shares outstanding	7,990	7,768	7,523
Basic Class B shares/units outstanding	4,695	4,520	4,465
Total basic shares/units outstanding	12,685	12,288	11,988
Diluted Class A shares outstanding	7,990	7,768	7,523
Diluted Class B shares/units outstanding (C)	5,666	4,663	4,869
Total diluted shares/units outstanding	13,656	12,431	12,392

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

(B)	Other adjustments consist of the following:

	Year Ended December 31,
	2015	2014	2013
Loss on sub-lease (a)	$—	$—	$(77)
Client reimbursement	46	125	249
IPO professional fees	—	—	83
Initial public offering-related non-principal bonuses	—	—	754
Acquisition costs (b)	281	—	127
Severance	48	—	—
Life insurance proceeds (c)	—	—	(3,010)
Non-acquisition expansion costs (d)	361	240	—
Other (e)	(1,194)	178	1,235
Total other adjustments	$(458)	$543	$(639)
(a)

Reflects the amortization recognized, on a present value basis, between the per square foot rental rate for our Company’s primary lease and a sub-lease that we signed in 2011 with a sub-tenant for our headquarters in New York.

(b)

In 2015, primarily represents legal fees of $105 and other professional fees of $164 associated with the Jamison acquisition.  In 2013, represents the legal and accounting fees associated with the closing of the Ten-Sixty Asset Management, LLC acquisition, legal fees related to various strategic initiatives in 2013 and transition expenses related to integrating the Ten-Sixty Asset Management, LLC acquisition.

(c)	Represents proceeds to the Company which was the beneficiary on a key-man policy in the name of our former Chief Executive Officer.
(d)

In 2015, represents $292 of accrued earnout and $69 of professional fees related to our Richmond, VA office expansion.  In 2014, represents $185 of accrued earnout and $55 of professional fees related to our Richmond, VA office expansion.

(e)

In 2015, represents professional fees of $57 related to the initial award agreements of restricted stock unit grants, relocation expenses for a specific partner of $28, software implementation costs of $40, professional fees of $49 related to a telecom project and compensatory incentive fees of $11 paid to a former Marathon Capital Group, LLC principal.  This was offset by a fair value adjustment to the Milbank contingent purchase price consideration of ($82), a fair value adjustment to the Jamison contingent purchase price consideration of ($87) and a true-up adjustment to our tax receivable agreement of ($1,209). The adjustment in fair value of the tax receivable agreement is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement.  In 2014, represents $51 in professional fees related to the modification of certain partner redemption notes, a fair value adjustment to the Milbank contingent consideration of $541, a one-time charitable donation of $30, professional fees of $13 related to the estate of our former Chief Executive Officer, compensatory incentive fees of $178 paid to a former Marathon Capital Group, LLC principal and $78 of professional fees related to our shelf registration filing, offset by an $713 true-up adjustment to our tax receivable agreement.  In 2013, represents the accrual of Quarterly Income Payments, as defined in the MW Commodity Advisors, LLC purchase agreement, a fair value adjustment to the Milbank contingent purchase price consideration of $148, and a $781 charge related to payments to be made through November 2014 to a relative of our former Chief Executive Officer and $30 in related legal fees.   Also, $37 of legal fees related to the simultaneous redemption and contribution of investors of one of the Silvercrest funds into one of the Milbank funds.

(C)	Includes 4,911 unvested deferred equity units and 966,510 unvested restricted stock units as of December 31, 2015.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of December 31, 2015 and 2014, there were no borrowings outstanding on the revolving credit facility. As of December 31, 2015 and 2014, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The new credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of December 31, 2015 and 2014.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2015, December 31, 2014 and December 31, 2013.

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash and cash equivalents	$31,562	$30,820	$27,122
Accounts receivable	$4,502	$4,534	$5,405
Due from Silvercrest Funds	$4,330	$3,797	$2,653

We anticipate that distributions to the Principals of Silvercrest L.P. will continue to be a material use of our cash resources and will vary in amount and timing based on our operating results and dividend policy. We pay and intend to continue paying quarterly cash dividends to holders of our Class A common stock. We are a holding company and have no material assets other than our ownership of interests in Silvercrest L.P. As a result, we will depend upon distributions from Silvercrest L.P. to pay any dividends to our Class A stockholders. We expect to cause Silvercrest L.P. to make distributions to us in an amount sufficient to cover dividends, if any, declared by us. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends or our subsidiaries are prevented from making a distribution to us under the terms of our current credit facility or any future financing. To the extent we do not have cash on hand sufficient to pay dividends, we may decide not to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $14.7 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2015, 2014 and 2013. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$16,243	$20,351	$26,387
Net cash used in investing activities	(3,936)	(2,034)	(3,479)
Net cash used in financing activities	(11,565)	(14,619)	(9,229)
Net change in cash	$742	$3,698	$13,679

Operating Activities

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Operating activities provided $16.2 million and $20.4 million for the years ended December 31, 2015 and 2014, respectively. This difference was primarily the result of increased payouts of accrued compensation of $4.5 million, increased prepaid expenses and other assets of $1.7 million due mainly to the timing of certain payments to vendors, an increase in taxes receivable and an adjustment to the fair value of our tax receivable agreement of $1.2 million. This was partially offset by increased net income of $0.4 million, decreased accounts payable and accrued expenses of $0.8 million due to the timing of certain payments to vendors, distributions received from investment funds of $1.3 million related to performance fees and a decrease in equity income from investments of $1.2 million as a result of lower performance fees in 2015.

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

Investing Activities

Year Ended December 31, 2015 versus Year Ended December 31, 2014

For the years ended December 31, 2015 and 2014, investing activities used $3.9 million and $2.0 million, respectively. The increase in the use of cash in investing was primarily the result of $3.6 million paid at the closing of the Jamison Acquisition in 2015 and a decrease in restricted certificates of deposit and escrow of $0.4 million.  This was partially offset by a decrease in earnout payments of $1.8 million related to the Marathon Capital Group, LLC acquisition and a decrease in purchases of $0.3 million of furniture, equipment and leasehold improvements.  No investing activity-related earnout payments were made during the year ended December 31, 2015.

Year Ended December 31, 2014 versus Year Ended December 31, 2013

For the years ended December 31, 2014 and 2013, investing activities used $2.0 million and $3.5 million, respectively. The decrease in the use of cash in investing was primarily the result of $2.5 million paid at the closing of the acquisition of Ten-Sixty Asset Management LLC in 2013 and a decrease in restricted certificates of deposit and escrow of $0.4 million.  This was partially offset by an increase in earnout payments of $1.1 million related to the Marathon Capital Group, LLC acquisition and an increase in purchases of $0.4 million of furniture, equipment and leasehold improvements.

Financing Activities

Year Ended December 31, 2015 versus Year Ended December 31, 2014

For the years ended December 31, 2015 and 2014, financing activities used $11.6 million and $14.6 million, respectively. Dividends of $3.8 million and $3.7 million were paid during 2015 and 2014, respectively.  Distributions to principals of Silvercrest L.P. increased during 2015 by $0.3 million as compared to the previous year.  Borrowings under credit facility decreased by $3.0 million in 2015 as compared to the previous year.

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

As described below, we have outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its principals, Ten-Sixty and Milbank related to the Jamison, Ten-Sixty and Milbank acquisitions, respectively, and variable rate notes issued to former principals of Silvercrest L.P. to redeem units held by them under which we exercised our call right upon their termination.

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

As of December 31, 2015, $0.5 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of December 31, 2015.

As of December 31, 2014, $0.9 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2014.

As of December 31, 2015, $0 remained outstanding on the notes payable related to the Milbank acquisition.

As of December 31, 2014, $0.6 million remained outstanding on the notes payable related to the Milbank acquisition. Accrued but unpaid interest on the notes payable related to the Milbank acquisition was approximately $5 thousand as of December 31, 2014.

As of December 31, 2015 and 2014, there were no borrowings outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 are payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.  As of December 31, 2015 and 2014, $1.8 million and $2.7 million remained outstanding on these notes and accrued but unpaid interest was approximately $32.0 thousand and $19.0 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $0.7 million on each of June 30, 2016, 2017 and 2018.   Accrued but unpaid interest on the notes payable related to the Jamison Acquisition was $55 thousand as of December 31, 2015.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2015.

	Payments Due by Period
	Less Than				More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating leases (1)	$63,487	$3,854	$4,689	$11,275	$43,669
Capital leases	440	173	256	11	—
Tax receivable agreement (2)	14,654	703	1,505	1,598	10,848
Notes payable	4,428	1,995	2,433	—	—
Total	$83,009	$6,725	$8,883	$12,884	$54,517

(1)

In December 2015, we extended our lease for our New York City office space.  The extended lease period begins October 1, 2017 and expires on September 30, 2028.  The estimated payments for operating leases included above include amounts for this lease extension.

(2)

The estimated payments under the tax receivable agreement as of December 31, 2015 are described above under “Liquidity and Capital Resources”. However, amounts payable under the tax receivable agreement will increase upon exchanges of  Class B units for our Class A common stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2015 or December 31, 2014.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, expenses and other income reported in the consolidated financial statements and the accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, our results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, impairment of goodwill and intangible assets, revenue recognition, equity based compensation, accounting for income taxes, and other matters that affect the consolidated financial statements and related disclosures. Accounting policies are an integral part of our consolidated financial statements. An understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Management believes that the critical accounting policies and estimates discussed below involve additional management judgment due to the sensitivity of the methods and assumptions used.

Business Combinations

We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the estimated fair values determined by management as of the acquisition date.

For acquisitions completed subsequent to January 1, 2009, we measure the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. In relation to our acquisitions of Milbank and Jamison, the fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on our weighted average cost of capital and considered that the overall risk associated with the payments was similar to the overall risks of our business as there is no target, floor or cap associated with the contingent payments.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized and is generally evaluated for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that impairment may have occurred.

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2015, 2014 and 2013, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2015 AUM	$12.5	$3.2	$2.4	$18.1
December 31, 2014 AUM	$11.7	$3.7	$2.5	$17.9

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2015 was approximately $18.0 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.8 billion for the year ended December 31, 2015, which would cause an annualized increase or decrease in revenues of approximately $7.6 million for the year ended December 31, 2015, at a weighted average fee rate for the year ended December 31, 2015 of 0.42%.

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

Equity-Based Compensation

Deferred Equity Units

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

In February 2010, we granted 15,808 units with fair value at grant date of $68.36 per unit. By February 2011, U.S. markets improved which resulted in an increase in our valuation and the market value of comparable companies. As a result of these factors in addition to organic growth, we projected increases in our budget for 2011 as compared to our actual performance in 2010. In February 2011, we granted 10,802 units with fair value at grant date of $148.35 per unit. Our valuation determined a MVIC by weighting the DCF approach at 50% and the market-based approach at 50%. Our MVIC reflected a discount for lack of control of 13% based on the existence of a non-managing partnership interest and a discount for lack of marketability of 20% based on a liquidity event expected to occur within approximately twelve months. In February 2012, we granted 1,000 units with fair value at grant date of $207.71 per unit. The U.S. markets continued to improve into the first quarter of 2012 as compared to the end of 2011. As a result, we projected increases in our 2012 budget as compared to actual performance in 2011. Our valuation for the February 2012 grants was determined using a market-based approach.

Restricted Stock Units

On November 2, 2012, our board of directors adopted the 2012 Equity Incentive Plan.

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

In August 2015, we granted 966,510 restricted stock units (“RSUs”) under the 2012 Equity Incentive Plan at a fair value of $13.23 per share to existing Class B unit holders.  These RSUs will vest and settle in the form of Class B units of SLP.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

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

Recently Issued Accounting Pronouncements

Information regarding recent accounting developments and their impact on Silvercrest can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2015, 2014 and 2013 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2015.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework 2013. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm due to our status as an emerging growth company.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 (“2016 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2015 and 2014
(ii)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
(iii)	Consolidated Statements of Stockholders’ Equity/Partners’ Deficit for the years ended December 31, 2015, 2014 and 2013
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

10.6*	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 6, 2015)

10.7**	First Amendment to Lease, dated December 23, 2015, by and between RXR 1330 Owner LLC and Silvercrest Asset Management Group LLC.

21.1**	List of subsidiaries

Exhibit Number	Description

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 10, 2016.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2015 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 2016:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 10, 2016

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 10, 2016

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 10, 2016

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 10, 2016

/s/ Wilmot H. Kidd III
Wilmot H. Kidd III	Director	March 10, 2016

/s/ Richard S. Pechter
Richard S. Pechter	Director	March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silvercrest Asset Management Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity/partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Silvercrest Asset Management Group Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective June 26, 2013, the Company completed an initial public offering of 4,790,684 of its Class A common shares and, pursuant to a reorganization agreement, became the general partner of Silvercrest L.P., the Company’s accounting predecessor.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 10, 2016

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$31,562	$30,820
Restricted certificates of deposit and escrow	587	586
Investments	32	1,307
Receivables, net	4,502	4,534
Due from Silvercrest Funds	4,330	3,797
Furniture, equipment and leasehold improvements, net	2,425	2,354
Goodwill	24,682	20,008
Intangible assets, net	15,331	11,167
Deferred tax asset—tax receivable agreement	21,498	23,000
Prepaid expenses and other assets	3,262	2,123
Total assets	$108,211	$99,696
Liabilities and Equity
Accounts payable and accrued expenses	$4,031	$3,291
Accrued compensation	21,786	21,758
Notes payable	4,514	4,124
Borrowings under revolving credit facility	—	24
Deferred rent	852	1,299
Deferred tax and other liabilities	15,391	16,138
Total liabilities	46,574	46,634
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 7,989,749 and 7,768,010 issued and outstanding as of December 31, 2015 and 2014, respectively	80	78
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,695,014 and 4,520,413 issued and outstanding as of December 31, 2015 and 2014, respectively	46	46
Additional Paid-In Capital	40,951	39,175
Retained earnings	4,758	3,217
Total Silvercrest Asset Management Group Inc.’s equity	45,835	42,516
Non-controlling interests	15,802	10,546
Total equity	61,637	53,062
Total liabilities and equity	$108,211	$99,696

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2015	2014	2013
Revenue
Management and advisory fees	$71,759	$65,026	$53,465
Performance fees and allocations	11	221	1,830
Family office services	3,368	4,225	4,756
Total revenue	75,138	69,472	60,051
Expenses
Compensation and benefits	42,856	40,290	30,322
General and administrative	15,325	13,860	13,197
Total expenses	58,181	54,150	43,519
Income before other income (expense), net	16,957	15,322	16,532
Other income (expense), net
Other income (expense), net	1,268	876	3,118
Interest income	72	69	92
Interest expense	(261)	(381)	(447)
Equity income from investments	18	1,208	21
Total other income (expense), net	1,097	1,772	2,784
Income before provision for income taxes	18,054	17,094	19,316
Provision for income taxes	(6,969)	(6,386)	(2,148)
Net income	11,085	10,708	17,168
Less: net income attributable to non-controlling interests	(5,761)	(5,933)	(3,478)
Net income attributable to Silvercrest	$5,324	$4,775	$13,690
Net income per share/unit:
Basic	$0.68	$0.63	$1.68
Diluted	$0.68	$0.63	$1.63
Weighted average shares/units outstanding:
Basic	7,855,038	7,600,739	8,145,476
Diluted	7,855,038	7,600,739	8,374,025

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Stockholder’s Equity/Partners’ Deficit

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Partners’ Capital	Excess of Liabilities, Redeemable Partners’ Capital and Partners’ Capital over Assets	Total Partners’ Deficit
December 31, 2012	—	—	—	—	—	—	—	—	—	$47,904	$(108,374)	$(60,470)
Contributions from partners	—	—	17	—	—	—	—	165	165	—	455	455
Distributions to partners	—	—	—	—	—	—	—	(1,417)	(1,417)	(4,036)	(23,864)	(27,900)
Accrued partner incentive distributions	—	—	—	—	—	—	—	—	—	—	(6,000)	(6,000)
Redemptions of partners’ interests	—	—	(14)	—	—	—	—	(190)	(190)	—	(5,561)	(5,561)
Equity-based compensation	—	—	16	—	—	—	—	635	635	—	1,024	1,024
Reclassification of equity-based awards due to elimination of redemption feature	—	—	—	—	—	—	—	—	—	—	824	824
Net Income	—	—	—	—	—	2,760	2,760	3,479	6,239	2,827	8,102	10,929
Issuance of Class A shares in IPO	5,509	55	—	—	55,160	—	55,215	—	55,215	—	—	—
Reorganization of equity structure	—	—	10,000	100	—	—	100	12,683	12,783	(46,695)	133,394	86,699
Purchase of Class B units of SLP	—	—	(3,541)	(35)	(30,881)	—	(30,916)	(4,484)	(35,400)	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(30)	(30)	—	—	—
Share Conversion	2,013	20	(2,013)	(20)	3,898	—	3,898	(3,898)	—	—	—	—
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(661)	(661)	—	(661)	—	—	—
Initial establishment of deferred tax assets, net of amounts payable under tax receivable agreement	—	—	—	—	10,826	—	10,826	—	10,826	—	—	—
December 31, 2013	7,522	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165	$—	$—	$—
Contributions from partners	—	—	60	1	—	—	1	940	941	—	—	—
Distributions to partners	—	—	—	—	—	—	—	(5,242)	(5,242)	—	—	—
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(940)	(940)	—	—	—
Redemptions of partners’ interests	—	—	(23)	—	—	—	—	(376)	(376)	—	—	—
Adjustment of partner redemption obligation (Note 9)	—	—	—	—	—	—	—	1,583	1,583	—	—	—
Equity-based compensation	—	—	264	3	—	—	3	1,530	1,533	—	—	—
Repayment of notes receivable from partners	—	—	—	—	—	—	—	841	841	—	—	—
Net Income	—	—	—	—	—	4,775	4,775	5,933	10,708	—	—	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(456)	—	(456)	—	(456)	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(61)	(61)	—	—	—
Share Conversion	246	3	(246)	(3)	628	—	628	(605)	23	—	—	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,657)	(3,657)	—	(3,657)	—	—	—
December 31, 2014	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062	$—	$—	$—
Distributions to partners	—	—	—	—	—	—	—	(5,546)	(5,546)	—	—	—
Equity-based compensation	—	—	127	—	—	—	—	1,782	1,782	—	—	—
Repayment of notes receivable from partners	—	—	—	—	—	—	—	489	489	—	—	—
Net Income	—	—	—	—	—	5,324	5,324	5,761	11,085	—	—	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1,049	—	1,049	—	1,049	—	—	—
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(66)	(66)	—	—	—
Share Conversion	222	2	(211)	(3)	727	—	726	(726)	—	—	—	—
Issuance of Class B shares in connection with the Jamison Acquisition	—	—	259	3	—	—	3	3,562	3,565	—	—	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,783)	(3,783)	—	(3,783)	—	—	—
December 31, 2015	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637	$—	$—	$—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$11,085	$10,708	$17,168
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,524	1,013	1,962
Depreciation and amortization	2,359	1,968	1,944
Deferred rent	(466)	(443)	(448)
Deferred income taxes	3,533	3,600	283
Tax receivable agreement fair value adjustment	(1,209)	—	—
Provision for doubtful accounts	—	227	—
Non-cash interest on notes receivable from partners	(66)	(61)	(82)
Distributions received from investment funds	1,292	4	1,900
Equity income from investments	(18)	(1,208)	(21)
Other	2	6	—
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(501)	(690)	(2,762)
Prepaid expenses and other assets	(973)	711	(4,532)
Accounts payable and accrued expenses	(121)	(959)	1,443
Accrued compensation	285	4,857	8,485
Other liabilities	(695)	369	734
Interest payable on notes payable	212	249	313
Net cash provided by operating activities	16,243	20,351	26,387
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$(1)	$435	$(1)
Acquisition of furniture, equipment and leasehold improvements	(388)	(664)	(275)
Earn-outs paid related to acquisitions completed before January 1, 2009	—	(1,805)	(703)
Acquisition of Ten-Sixty	—	—	(2,500)
Acquisition of Jamison	(3,547)	—	—
Net cash used in investing activities	(3,936)	(2,034)	(3,479)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(570)	$(511)	$(462)
Borrowings under revolving credit facility	—	—	7,000
Payments under revolving credit facility	—	(3,000)	(4,000)
Contributions from partners	—	—	165
Redemptions of partners’ interests	—	(270)	(451)
Repayments of notes payable	(2,010)	(2,627)	(2,217)
Payments on capital leases	(145)	(60)	(15)
Distributions to partners	(5,546)	(5,242)	(29,317)
Dividends paid on Class A common stock	(3,783)	(3,657)	(661)
Offering costs	—	—	(1,482)
Payments from partners on notes receivable	489	748	887
Purchase of Class B units from partners of Silvercrest L.P.	—	—	(35,365)
Sale and issuance of Silvercrest Asset Management Group Inc. Class A common stock	—	—	56,689
Net cash used in financing activities	(11,565)	(14,619)	(9,229)
Net increase in cash and cash equivalents	742	3,698	13,679
Cash and cash equivalents, beginning of year	30,820	27,122	13,443
Cash and cash equivalents, end of year	$31,562	$30,820	$27,122

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$3,967	$5,014	$1,067
Interest	149	437	316
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$—	$940	$455
Accrual of partner incentive distributions	—	—	6,000
Issuance of notes for redemption of partnership interests	—	—	5,300
Earnout accrual for acquisition of Marathon Capital Group, LLC	—	—	1,795
Earnout accrual for acquisition of certain assets of Jamison	1,342	—	—
Common stock surrendered as payment for notes receivable from partners	—	92	—
Issuance of notes payable for acquisition of Ten-Sixty	—	—	1,374
Issuance of notes payable for acquisition of certain assets of Jamison	2,165	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison	3,562	—	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison, par value $0.01	3	—	—
Recognition of deferred tax assets as a result of IPO	—	11	26,097
Recognition of deferred tax assets as a result of share conversions	1,038	—	—
Recognition of tax receivable agreement liability	—	—	15,271
Assets acquired under capital leases	50	321	—
Adjustment of partner redemption obligation	—	1,774	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2015, 2014 and 2013

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,989,749 Class A units or approximately 63% of the outstanding interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, SAMG LLC acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  See Notes 3, 7 and 8 for additional information related to the acquisition, goodwill and intangible assets arising from these acquisitions.

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

On July 12, 2013, Silvercrest sold an additional 718,603 shares of its Class A common stock, at a public offering cost of $11.00 per share, pursuant to the exercise in full of the over-allotment option that the Company granted to the underwriters in connection with its initial public offering. The exercise of the over-allotment option resulted in gross proceeds of $7,905 and net proceeds, after expenses, of $7,379, after payment of underwriting discounts of $498 and offering expenses of $28. Following the consummation of this issuance of 718,603 shares of Class A Common Stock, Silvercrest had outstanding 5,509,297 shares of Class A Common Stock.

The portion of operating results included in the Consolidated Statement of Operations for the year ended December 31, 2013 that relates to the six months ended June 30, 2013 and the portion of the Consolidated Statement of Cash Flows for the year ended December 31, 2013 that relates to the six months ended June 30, 2013 are those of SLP, the Company’s accounting predecessor. The results of operations for the year ended December 31, 2013 represent the combination of SLP’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operation for the six months ended December 31, 2013.

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
●

Silvercrest entered into a tax receivable agreement with each limited partner of SLP to return 85% of the tax benefits, estimated to be $14,654 as of December 31, 2015, that it receives as a result of its ability to step up its tax basis in the partnership units of SLP that it acquired from partners of SLP;

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

Tax Receivable Agreement

In connection with the IPO and reorganization of SLP, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that will require it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This will be Silvercrest’s obligation and not the obligation of SLP. As of December 31, 2015, this liability is estimated to be $14,654 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition.  Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

For the years ended December 31, 2015, 2014 and 2013, the fair value adjustment to the deferred tax assets and liability related to the TRA was $1,209, $713 and $0, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the year ended December 31, 2015, Silvercrest made TRA payments totaling $689.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC and Silvercrest Investors II LLC as of and for the years ended December 31, 2015, 2014 and 2013.  All intercompany transactions and balances have been eliminated.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds in which the general partner or equivalent is presumed to have control over the fund. The initial step in our determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund meets the definition of a variable interest entity (“VIE”). None of funds for which SLP is the general partner met the definition of a VIE during the three years ended December 31, 2015, as (1) the total equity at risk of each fund is sufficient for the fund to finance its activities without additional subordinated financial support provided by any parties, including the equity holders, (2) the equity investors do not have the ability to make decisions about the entities’ activity or obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity and (3) the voting rights are not proportional to their obligations to absorb expected losses or receive residual returns of the entity.

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

As of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015, 2014 and 2013, all of the funds for which SLP was the general partner have substantive “kick-out” rights and therefore neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2015 and 2014, Silvercrest holds approximately 63% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2015 and December 31, 2014. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2015, 2014 and 2013.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2015, 2014 and 2013, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2015 and 2014. No goodwill impairment charges were recorded during the years ended December 31, 2015, 2014 and 2013.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP.  Originally, ASU No. 2014-09 was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early adoption is permitted as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on the Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of this standard on its ongoing financial reporting.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU No. 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under ASU No. 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU No. 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements.  The Company is in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Amendments to Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”   The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  The amendments in this ASU will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company is evaluating the impact of adoption of this guidance on its Consolidated Financial Statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.”  The amendments in this ASU will affect a wide variety of topics and represent changes to clarify GAAP, correct unintended application of guidance, or make minor improvements to GAAP that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Transition guidance varies based on the amendments in this update. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  The Company is evaluating the impact of adoption of this guidance on its Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”.  ASU No. 2015-16 would require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $1,342 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2015 for contingent consideration.

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

Jamison revenue and income before provision for income taxes for the six months ended December 31, 2015 that are included in the Consolidated Statement of Operations are $2,568 and $407, respectively.

During the year ended December 31, 2015, the Company incurred $245 in costs related to the Jamison Acquisition, and has included these in general, administrative and other in the Consolidated Statement of Operations.

Cash paid on date of acquisition	$3,550
Notes payable to Jamison and Principals of Jamison	2,165
Units issued	3,562
Contingent consideration	1,429
Total purchase consideration	$10,706

The following table summarizes the final amounts allocated to acquired assets and assumed liabilities.  The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Prepaid expense	$135
Furniture and equipment	335
Security deposits	30
Capital leases	(253)
Deferred rent	(19)
Total fair value of net tangible assets acquired	228
Goodwill	4,674
Customer relationships (10 years)	5,000
Non-compete agreements (5 years)	804
Total purchase consideration	$10,706

The purchase price allocations have been finalized as of December 31, 2015.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Jamison into the Company.  The goodwill is expected to be deductible for tax purposes.

The unaudited pro forma information below represents consolidated results of operations as if the acquisition of Jamison occurred on January 1, 2015 and January 1, 2014. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2015 and 2014, nor is it necessarily indicative of future results.

A fair value adjustment to contingent purchase price consideration of ($87) was recorded at December 31, 2015, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $1,342 related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2015 for contingent consideration.

	Pro Forma Year Ended December 31, 2015	Pro Forma Year Ended December 31, 2014
Total Revenue	$77,812	$75,581
Net Income	$11,401	$10,921

Milbank:

On November 1, 2011, the Company acquired certain assets of Milbank. A fair value adjustment to contingent purchase price consideration of ($82), $541 and $148 was recorded at December 31, 2015, 2014 and December 31, 2013, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended. The Company has a liability of $673 and $1,325 related to Milbank included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2015 and December 31, 2014, respectively, for contingent consideration. During the years ended December 31, 2015, 2014 and 2013, the Company made contingent purchase price payments to Milbank of $570, $511 and $462, respectively.

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

The unaudited pro forma information below represents consolidated results of operations as if the acquisition of Ten-Sixty occurred on January 1, 2013. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisition occurred as of January 1, 2013, nor is it necessarily indicative of future results.

Pro Forma Year Ended December 31, 2013
Total Revenue	$60,279
Net Income	$17,220

Revenue and net income of Ten-Sixty for the nine months ended December 31, 2013 which are included in the Consolidated Statement of Operations were $1,020 and $126, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $32 and $1,307 as of December 31, 2015 and December 31, 2014, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2015 and 2014, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2015 and 2014, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At December 31, 2015 and December 31, 2014, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$31,562	$31,562	$30,820	$30,820
Restricted Certificates of Deposit and Escrow	$587	$587	$586	$586	Level 1	(1)

Financial liabilities:
Notes Payable	$4,514	$4,514	$4,124	$4,124	Level 2	(2)

(1)

Restricted certificates of deposit and escrow consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.

(2)	The carrying value of notes payable approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2015 and December 31, 2014:

	2015	2014
Management and advisory fees receivable	$2,327	$2,705
Unbilled receivables	2,532	2,229
Other receivables	2	2
Receivables	4,861	4,936
Allowance for doubtful receivables	(359)	(402)
Receivables, net	$4,502	$4,534

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2015 and December 31, 2014:

	2015	2014
Leasehold improvements	$3,874	$3,766
Furniture and equipment	5,157	4,496
Artwork	429	421
Total cost	9,460	8,683
Accumulated depreciation and amortization	(7,035)	(6,329)
Furniture, equipment and leasehold improvements, net	$2,425	$2,354

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $719, $546, and $423, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2015 and December 31, 2014:

	2015	2014
Beginning
Gross balance	$37,423	$37,446
Accumulated impairment losses	(17,415)	(17,415)
Net balance	20,008	20,031
Purchase price adjustments from earnouts	—	(23)
Acquisition of Jamison	4,674	—
Ending
Gross balance	42,097	37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$24,682	$20,008

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2015 and December 31, 2014:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Acquisition of certain assets of Jamison	5,000	804	5,804
Balance, December 31, 2015	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(1,435)	(205)	(1,640)
Balance, December 31, 2015	(8,062)	(1,634)	(9,696)
Net book value	$14,498	$833	$15,331
Cost
Balance, January 1, 2014	$17,560	$1,663	$19,223
Balance, December 31, 2014	17,560	1,663	19,223
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2014	(5,410)	(1,224)	(6,634)
Amortization expense	(1,217)	(205)	(1,422)
Balance, December 31, 2014	(6,627)	(1,429)	(8,056)
Net book value	$10,933	$234	$11,167

Amortization expense related to intangible assets was $1,640, $1,422 and $1,521 for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2016	$1,928
2017	1,826
2018	1,685
2019	1,390
2020	1,299
Thereafter	7,203
Total	$15,331

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of December 31, 2015 and 2014, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of December 31, 2015 and 2014, the Company did not have any outstanding borrowings under the revolving credit loan.

The interest rate on the revolving credit loan as of December 31, 2014 was 3.75%.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $40, $148 and $152 for the years ended December 31, 2015, 2014 and 2013.

Notes Payable

The following is a summary of notes payable:

	December 31, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,639
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	1,789
Interest payable		86
Total, December 31, 2015		$4,514

	December 31, 2014
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,417
Variable rate notes issued for redemption of partners’ interest (see Note 15)	Prime plus 1%	2,683
Interest payable		24
Total, December 31, 2014		$4,124

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on the U.S. Prime Rate.

As of December 31, 2015, future principal amounts payable under the fixed and variable rate notes are as follows:

2016	$1,995
2017	1,711
2018	722
Total	$4,428

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 are payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of December 31, 2015 and 2014, $1,789 and $2,683, respectively, remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was approximately $32 and $19 as of December 31, 2015 and 2014, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  Accrued but unpaid interest on the notes was approximately $55 as of December 31, 2015.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2015, 2014 and 2013 amounted to $3,766, $3,667, and $3,558, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2015, 2014 and 2013 of $433, $379, and $805, respectively. Therefore, for the years ended December 31, 2015, 2014 and 2013, net rent expense amounted to $3,333, $3,288, and $2,753, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $587 as of December 31, 2015 and 2014.  The letter of credit is collateralized by a certificate of deposit in an equal amount.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

With the Jamison Acquisition, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease, as extended, expires on March 31, 2022.  Monthly rent expense on this lease is $11.  The Princeton lease, as extended, expires on August 31, 2022.  Monthly rent expense on this lease is $6.  Both leases are subject to escalation clauses, and the Bedminster lease provides for a rent-fee period of four months.

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commences on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses, and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent expense under this extension will be $446.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2016	$3,854	$(427)	$3,427
2017	3,057	(328)	2,729
2018	1,632	—	1,632
2019	5,654	—	5,654
2020	5,621	—	5,621
Thereafter	43,669	—	43,669
Total	$63,487	$(755)	$62,732

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during the year ended December 31, 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018. On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a new capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered into a new capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.The aggregate principal balance of capital leases was $440 and $282 as of December 31, 2015 and December 31, 2014, respectively.

The assets relating to capital leases that are included in equipment are as follows:

	2015	2014
Capital lease assets included in furniture and equipment	$648	$345
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(250)	(127)
	$456	$276

Depreciation expense relating to capital lease assets was $123, $81 and $19 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
2016	$173
2017	149
2018	107
2019	11
Total	$440

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $0, $1,805 and $703 were made during the years ended December 31, 2015, 2014 and 2013, respectively, related to MCG and are reflected in investing activities in the Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition, completed on April 1, 2012, were accrued when the contingency was resolved. The total accrual for these payments for the years ended December 31, 2015 and 2014 were $3 and $0, respectively, which was recorded as compensation expense in the Consolidated Statements of Operations.

11. STOCKHOLDERS’ EQUITY

Prior to the reorganization described in Note 1, Silvercrest was a private company. SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Prior to the reorganization, distributions were treated as equity transactions and recorded in the consolidated financial statements on the payment date. Partnership distributions totaled $5,546, $5,242 and $29,317 for the years ended December 31, 2015, 2014 and 2013, respectively. Distributions paid or accrued prior to June 30, 2013 are included in partners’ capital and excess of liabilities, redeemable partners’ capital and partners’ capital over assets, respectively, in the Consolidated Statements of Financial Condition. Distributions accrued and paid subsequent to June 30, 2013 are included in non-controlling interests in the Consolidated Statements of Financial Condition.

SLP distributed $10,000 to its existing partners prior to the consummation of the IPO.

Prior to the reorganization and pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations were treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2015, 2014 and 2013 amounted to $18,568, $14,266 and $12,104, respectively, and are included in non-controlling interests as of December 31, 2015, 2014 and 2013. As part of the reorganization, partner incentive distributions for the six months ended June 30, 2013 were treated as an equity transaction and accrued and recorded in accrued compensation in the Consolidated Statements of Financial Condition. Subsequent to the consummation of the IPO, Silvercrest treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the years ended December 31, 2015, 2014 and 2013, SLP accrued partner incentive allocations of $18,535, $18,653 and $14,196, respectively.

The pre-IPO partners of SLP received Silvercrest shares in connection with the reorganization and IPO, as described below.

Silvercrest—Stockholders’ Equity

As described in Note 1, Silvercrest’s equity structure was modified in connection with the IPO-related reorganization.

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2015
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,989,749	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,695,014	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.
(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,695,014 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 4,911 deferred equity units exercisable for Class B units of SLP, which represents the right to receive additional proportions of the distributions made by SLP and 966,510 restricted stock units which will vest and settle in the form of Class B units of SLP. The 4,911 deferred equity units and 966,510 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2015		7,768,010
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2015	18,000
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	April 2015	11,246
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2015	50,000
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2015	65,377
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2015	77,116
Class B common shares outstanding - December 31, 2015		7,989,749

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2015		4,520,413
Class B common stock issued upon vesting of deferred equity units	February 2015	126,616
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2015	(18,000)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2015	(50,000)
Issuance of Class B common stock in connection with the Jamison Acquisition	June 2015	258,578
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2015	(65,477)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2015	(77,116)
Class B common shares outstanding - December 31, 2015		4,695,014

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

In November 2015, the Company redeemed from certain existing partners 77,116 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows:

	December 31, 2015	December 31, 2014
Beginning balance	$3,212	$3,052
Repayment of notes	(489)	(841)
Interest accrued and capitalized on notes receivable	66	61
New notes receivable issued to partners	—	940
Ending balance	$2,789	$3,212

Full recourse notes receivable from partners as of December 31, 2015 and December 31, 2014 are $1,575 and $1,912, respectively.  Limited recourse notes receivable from partners as of December 31, 2015 and December 31, 2014 are $1,214 and $1,300, respectively. There is no allowance for credit losses on notes receivable from partners as of December 31, 2015 and December 31, 2014.

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

The Company also provides services to the following, which operate and invest separately as stand-alone funds:

•	the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation),
•	Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation),
•	Silvercrest Capital Appreciation Fund LLC (currently in liquidation),
•	Silvercrest International Equity Fund, L.P. (merged into Silvercrest International Fund, L.P. in October 2013),
•	Silvercrest Municipal Special Situations Fund LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Municipal Special Situations Fund II LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Select Growth Equity Fund, L.P. (liquidated as of December 31, 2015),
•	Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P. Silvercrest International Equity Fund, L.P. merged into this fund in October 2013),
•	Silvercrest Small Cap Fund, L.P. (currently in liquidation),
•	Silvercrest Special Situations Fund, L.P., and
•	Silvercrest Commodity Strategies Fund, L.P.

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the years ended December 31, 2015, 2014 and 2013 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $7,503, $8,974, and $8,994, respectively, and performance fees and allocations of $13, $1,417, and $14, respectively, of which $2, $1,196 and $14, respectively, is included in equity income from investments and $11, $221 and $0, respectively, is included in performance fees in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, the Company was owed $4,330 and $3,797, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2015, 2014 and 2013, the Company earned advisory fees of $525, $592 and $479, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2015 and December 31, 2014, the Company is owed approximately $3 and $2, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

	Year Ended December 31,
	2015	2014	2013
Current Provision:
Federal	$1,479	$896	$435
State and local	1,957	1,890	1,430
Total Current Provision	3,436	2,786	1,865
Deferred Provision:
Federal	1,151	2,200	176
State and local	2,382	1,400	107
Total Deferred Provision	3,533	3,600	283
Total Provision for Income Taxes	$6,969	$6,386	$2,148

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.  The deferred tax expense for the years ended December 31, 2015 and 2014, also includes additional deferred tax expense of $1,694 and $1,147 for discrete items.  There was no deferred tax expense for discrete items during the year ended December 31, 2013. The discrete items are primarily attributable to the decrease of deferred tax assets at Silvercrest due to a reduction in the future statutory corporate tax rates and changes in methods of apportioning income in New York City.

As of December 31, 2015 and 2014, the Company had a net deferred tax asset of $21,269 and $22,835, respectively.  As of December 31, 2015, the net deferred tax asset of $21,269, which is recorded as a net non-current deferred tax asset of $21,498 specific to Silvercrest, consists primarily of assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net non-current deferred tax liability of $108 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a non-current deferred tax liability of $121 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  As of December 31, 2014, the net deferred tax asset of $22,835, which is recorded as a net non-current deferred tax asset of $23,000 specific to Silvercrest, consists primarily of assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net non-current deferred tax liability of $64 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a non-current deferred tax liability of $101 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2015	2014
Deferred tax assets
Intangible assets	$22,880	$24,170
Other	12	37
Total deferred tax assets	$22,892	$24,207
Deferred tax liabilities
Intangible assets	$241	$202
Investment on underlying SLP partnership	1,382	1,170
Total deferred tax liabilities	$1,623	$1,372
Net deferred tax assets (liabilities)	$21,269	$22,835

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2015	2014	2013
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to Partners	(12.43)%	(12.43)%	(25.57)%
State and local income taxes	18.50%	15.60%	6.92%
Permanent items	(2.18)%	(3.69)%	0.00%
Life insurance proceeds	0.00%	0.00%	(5.41	) %
Other	(0.29)%	2.87%	0.13%
Effective income tax rate	38.60%	37.35%	11.07%

As of December 31, 2015, the Company had tax refunds receivable of $1,611 which consisted of federal and state and local tax refunds of $1,063 and $548, respectively.  At December 31, 2014, the Company had tax refunds receivable of $1,073, which consisted of federal and state and local tax refunds of $930 and $143, respectively.

Of the total net deferred taxes at December 31, 2015 and 2014, $95 and $61, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2015, the Company’s U.S. federal income tax returns for the years 2012 through 2014 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2015 and 2014.

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

For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense related to such units of $248, $1,043 and $2,222, respectively, of which $81, $109 and $245, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0, $1, and $13 for the years ended December 31, 2015, 2014 and 2013, respectively, and are part of total compensation expense in the Consolidated Statement of Operations for the years then ended.

During the years ended December 31, 2015, 2014 and 2013, $0, $30 and $260, respectively, of vested Deferred Equity Units were settled in cash. As of December 31, 2015 and December 31, 2014, there was $21 and $168, respectively, of estimated unrecognized compensation expense related to unvested awards. As of December 31, 2015 and December 31, 2014, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.13 and 0.65 years, respectively.

A summary of these equity grants by the Company as of December 31, 2015, 2014 and 2013 during the periods then ended is presented below:

	Deferred Equity Units				Performance Units
	Units	Fair Value per unit			Units	Fair Value per unit
Balance at January 1, 2013	329,757	$		10.47	257,757	$3.27
Vested	(150,398)			(17.05)	—	—
Forfeited	(4,066)			(17.05)	(19,386)	(3.75)
Balance at December 31, 2013	175,298		$12.00	17.05	238,371	$3.75
Vested	(123,110)		(12.00)	(16.81)	(140,549)	(3.75)
Forfeited	—		—	—	(851)	—
Balance at December 31, 2014	52,188		$12.00	$15.65	96,971	$3.75
Vested	(47,277)		(12.00)	(13.97)	(90,585)	(3.75)
Forfeited	—		—	—	—	—
Balance at December 31, 2015	4,911		$12.00	$11.89	6,386	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2015, 704,450 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

For the year ended December 31, 2015, the Company recorded compensation expense related to such RSUs of $1,276 as part of total compensation expense in the Consolidated Statements of Operations for the year then ended.  As of December 31, 2015, there was $11,383 of unrecognized compensation expense related to unvested awards. As of December 31, 2015, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 3.60 years.

A summary of these RSU grants by the Company as of December 31, 2015 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2015	—	—
Granted on August 6, 2015	966,510	13.23
Total granted at December 31, 2015	966,510	13.23

For the years ended December 31, 2015 and 2014, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $1,524 and $1,043, respectively, of which $81 and $109, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target will be met is considered probable.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2015, 2014 and 2013, Silvercrest made matching contributions of $86, $79 and $60, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2015, 2014 and 2013, the Company utilized “soft dollar” credits of $940, $1,053 and $992, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2015 and 2014.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$17,428	$18,546	$19,953	$19,211
Income before other income (expense), net	$4,138	$4,603	$4,269	$3,947
Net income	$2,810	$3,327	$2,783	$2,165
Net income attributable to Silvercrest	$1,403	$1,721	$1,326	$874
Net income per share/unit - basic	$0.18	$0.22	$0.17	$0.11
Net income per share/unit - diluted	$0.18	$0.22	$0.17	$0.11
Weighted average shares/units outstanding - basic	7,770,610	7,822,394	7,876,930	7,948,273
Weighted average shares/units outstanding - diluted	7,770,610	7,822,394	7,876,930	7,948,273

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$16,720	$17,226	$17,817	$17,709
Income before other income (expense), net	$3,795	$4,243	$4,476	$2,808
Net income	$2,241	$2,798	$2,923	$2,746
Net income attributable to Silvercrest	$944	$1,351	$1,358	$1,122
Net income per share/unit - basic	$0.13	$0.18	$0.18	$0.15
Net income per share/unit – diluted	$0.13	$0.18	$0.18	$0.15
Weighted average shares/units outstanding - basic	7,522,974	7,523,464	7,583,911	7,600,739
Weighted average shares/units outstanding - diluted	7,522,974	7,523,464	7,583,911	7,600,739

*****