Form 10-Q
period 2016-03-31
Silvercrest Asset Management Group Inc.
filed 2016-05-10
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 6, 2016 was 8,027,825 and 4,671,047, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$19,106	$31,562
Restricted certificates of deposit	80	587
Investments	31	32
Receivables, net	4,774	4,502
Due from Silvercrest Funds	2,539	4,330
Furniture, equipment and leasehold improvements, net	2,295	2,425
Goodwill	25,168	24,682
Intangible assets, net	14,845	15,331
Deferred tax asset—tax receivable agreement	21,280	21,498
Prepaid expenses and other assets	3,834	3,262
Total assets	$93,952	$108,211
Liabilities and Equity
Accounts payable and accrued expenses	$4,752	$4,031
Accrued compensation	5,407	21,786
Notes payable	4,466	4,514
Deferred rent	745	852
Deferred tax and other liabilities	15,486	15,391
Total liabilities	30,856	46,574
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,027,825 and 7,989,749 issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	80	80
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,661,849 and 4,695,014 issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	45	46
Additional Paid-In Capital	41,116	40,951
Retained earnings	5,106	4,758
Total Silvercrest Asset Management Group Inc.’s equity	46,347	45,835
Non-controlling interests	16,749	15,802
Total equity	63,096	61,637
Total liabilities and equity	$93,952	$108,211

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Revenue
Management and advisory fees	$18,334	$16,703
Family office services	929	725
Total revenue	19,263	17,428
Expenses
Compensation and benefits	11,442	9,762
General and administrative	4,197	3,528
Total expenses	15,639	13,290
Income before other (expense) income, net	3,624	4,138
Other (expense) income, net
Other income, net	8	8
Interest income	17	20
Interest expense	(65)	(58)
Total other (expense) income, net	(40)	(30)
Income before provision for income taxes	3,584	4,108
Provision for income taxes	1,088	1,298
Net income	2,496	2,810
Less: net income attributable to non-controlling interests	(1,189)	(1,407)
Net income attributable to Silvercrest	$1,307	$1,403
Net income per share:
Basic	$0.16	$0.18
Diluted	$0.16	$0.18
Weighted average shares outstanding:
Basic	7,995,720	7,770,610
Diluted	7,995,720	7,770,610

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
January 1, 2015	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(1,241)	(1,241)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	481	481
Equity-based compensation	—	—	127	—	—	—	—	389	389
Net Income	—	—	—	—	—	1,403	1,403	1,407	2,810
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(18)	(18)
Share conversion	18	—	(18)	(1)	57	—	56	(56)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	23	—	23	—	23
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(932)	(932)	—	(932)
March 31, 2015	7,786	$78	4,629	$45	$39,255	$3,688	$43,066	$11,508	$54,574

January 1, 2016	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(1,375)	(1,375)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	508	508
Equity-based compensation	—	—	5	—	—	—	—	794	794
Net Income	—	—	—	—	—	1,307	1,307	1,189	2,496
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	11	—	11	—	11
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(15)	(15)
Share conversion	38	—	(38)	(1)	154	—	153	(154)	(1)
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(959)	(959)	—	(959)
March 31, 2016	8,028	$80	4,662	$45	$41,116	$5,106	$46,347	$16,749	$63,096

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$2,496	$2,810
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	772	115
Depreciation and amortization	665	460
Deferred rent	(107)	(116)
Deferred income taxes	367	645
Non-cash interest on notes receivable from partners	(15)	(18)
Distributions received from investment funds	1	1,292
Other	(2)	—
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,519	1,420
Prepaid expenses and other assets	(556)	(1,390)
Accounts payable and accrued expenses	547	681
Accrued compensation	(16,357)	(16,191)
Interest payable on notes payable	53	46
Net cash used in operating activities	(10,617)	(10,246)
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$507	$—
Acquisition of furniture, equipment and leasehold improvements	(48)	(162)
Acquisition of Cappiccille & Company, LLC	(148)	—
Net cash provided by (used in) investing activities	311	(162)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(180)	$—
Repayments of notes payable	(101)	(129)
Payments on capital leases	(43)	(19)
Distributions to partners	(1,375)	(1,241)
Dividends paid on Class A common stock	(959)	(932)
Payments from partners on notes receivable	508	481
Net cash used in financing activities	(2,150)	(1,840)
Net decrease in cash and cash equivalents	(12,456)	(12,248)
Cash and cash equivalents, beginning of period	31,562	30,820
Cash and cash equivalents, end of period	$19,106	$18,572

Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$967	$1,054
Interest	6	11
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of IPO	$—	$184
Recognition of deferred tax assets as a result of share conversions	152	—
Asset acquired under capital lease	—	11
Earnout accrual for acquisition of certain assets of Cappiccille & Company, LLC	354	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2016 and December 31, 2015 and for the Three Months ended March 31, 2016 and 2015

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,027,825 Class A units or approximately 63% of the outstanding interests of Silvercrest L.P. Effective June 26, 2013, Silvercrest controlled all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, SAMG LLC acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”).  See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition.  As of March 31, 2016, this liability is estimated to be $14,795 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2015 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2016 and 2015 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those SLP funds over which the general partner or equivalent is presumed to have control. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund is a variable interest entity or a voting interest entity.

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

If the fund is a variable interest entity, SLP then determines whether it has a variable interest in the fund.

During the three months ended March 31, 2016 and 2015, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2016, Silvercrest holds approximately 63% of the outstanding interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

Segment Reporting

The Company views its operations as comprising one operating segment. Each of the Company’s acquired businesses have similar economic characteristics and have been or are in the process of being fully integrated. Furthermore, our chief operating decision maker, who is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2016 and December 31, 2015. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which is based on the net asset value, consisting of Level I and Level II securities, of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2016 or 2015.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2015 and 2014, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2016 and December 31, 2015. No goodwill impairment charges were recorded during the three months ended March 31, 2016 and 2015.

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

Redeemable Partnership Units

If a principal of SLP is terminated for cause, SLP has the right to redeem all of the vested Class B units collectively held by the principal and his or her permitted transferees for a purchase price equal to the lesser of (i) the aggregate capital account balance in SLP of the principal and his or her permitted transferees or (ii) the purchase price paid by the terminated principal to first acquire the Class B units.

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

Income Taxes

Silvercrest and SFS are subject to federal and state corporate income tax, which requires an asset and liability approach to the financial accounting and reporting of income taxes. SLP is not subject to federal and state income taxes, since all income, gains and losses are passed through to its partners. SLP is, however, subject to New York City unincorporated business tax. With respect to the Company’s incorporated entities, the annual tax rate is based on the income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment is required in determining the tax expense and in evaluating tax positions. The tax effects of an uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the Condensed Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.  Some of the amendments in ASU 2016-01 include the following: (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. ASU 2016-01 will be effective on January 1, 2018. The Company is in the process of evaluating the impact of adoption of this guidance on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This amendment introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current lease accounting model. This amendment is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

3. ACQUISITIONS

Cappiccille:

On December 15, 2015, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, SLP, SAMG LLC (the “Buyer”) and Cappiccille & Company, LLC, a Delaware limited liability company (“Cappiccille” or the “Seller”), and Michael Cappiccille (the “Principal”), to acquire certain assets of Cappiccille.  The transaction contemplated by the Asset Purchase Agreement closed on January 11, 2016 and is referred to herein as the “Cappiccille Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille Acquisition for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $354 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2016 for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $1,162 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2016 and December 31, 2015 for contingent consideration.

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

The strategic acquisition of Jamison, a long-standing and highly regarded investment boutique, strengthens the Company’s presence in the greater New York market and the Company gains investment managers that have significant experience and knowledge of the industry.  Jamison’s clients will gain access to the Company’s complete investment management, wealth planning and reporting capabilities, including proprietary value equity and fixed income disciplines and alternative investment advisory services.

Jamison revenue and income before provision for income taxes for the three months ended March 31, 2016 that are included in the Condensed Consolidated Statement of Operations are $1,370 and $226, respectively.

Cash paid on date of acquisition	$3,550
Notes payable to Jamison and Principals of Jamison	2,165
Units issued	3,562
Contingent consideration	1,429
Total purchase consideration	$10,706

The following table summarizes the amounts allocated to acquired assets and assumed liabilities.  The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Prepaid expense	$135
Furniture and equipment	335
Security deposits	30
Capital leases	(253)
Deferred rent	(19)
Total fair value of net tangible assets acquired	228
Goodwill	4,674
Customer relationships (10 years)	5,000
Non-compete agreements (5 years)	804
Total purchase consideration	$10,706

The purchase price allocations were finalized as of December 31, 2015.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Jamison into the Company.  The goodwill is expected to be deductible for tax purposes.

The unaudited pro forma information below represents consolidated results of operations as if the acquisition of Jamison occurred on January 1, 2015. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2015, nor is it necessarily indicative of future results.

Pro Forma Three Months Ended March 31, 2015
Total Revenue	$18,867
Net Income	$2,992

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.  As of March 31, 2016, $379 remained outstanding on the note payable related to the Ten-Sixty acquisition.

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $673 related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2016 and December 31, 2015, for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $31 and $32 as of March 31, 2016 and December 31, 2015, respectively, representing the Company’s interests in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2016 and 2015, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2016 and December 31, 2015, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2016 and December 31, 2015, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$19,106	$19,106	$31,562	$31,562
Restricted Certificates of Deposit	$80	$80	$587	$587	Level 1	(1)

Financial liabilities:
Notes Payable	$4,466	$4,466	$4,514	$4,514	Level 2	(2)

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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Management and advisory fees receivable	$2,710	$2,327
Unbilled receivables	2,421	2,532
Other receivables	2	2
Receivables	5,133	4,861
Allowance for doubtful receivables	(359)	(359)
Receivables, net	$4,774	$4,502

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Leasehold improvements	$3,877	$3,874
Furniture and equipment	5,199	5,157
Artwork	432	429
Total cost	9,508	9,460
Accumulated depreciation and amortization	(7,213)	(7,035)
Furniture, equipment and leasehold improvements, net	$2,295	$2,425

Depreciation expense for the three months ended March 31, 2016 and 2015 was $179 and $137, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning
Gross balance	$42,097	$37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	24,682	20,008
Acquisition of Jamison	─	4,674
Acquisition of Cappiccille	486	─
Ending
Gross balance	42,583	42,097
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$24,682

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2016 and December 31, 2015:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2016	$22,560	$2,467	$25,027
Balance, March 31, 2016	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2016	(8,062)	(1,634)	(9,696)
Amortization expense	(415)	(71)	(486)
Balance, March 31, 2016	(8,477)	(1,705)	(10,182)
Net book value	$14,083	$762	$14,845
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Acquisition of Jamison	5,000	804	5,804
Balance, December 31, 2015	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(1,435)	(205)	(1,640)
Balance, December 31, 2015	(8,062)	(1,634)	(9,696)
Net Book Value	$14,498	$833	$15,331

Amortization expense related to intangible assets was $486 and $323 for the three months ended March 31, 2016 and 2015, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2016 (remainder of)	$1,442
2017	1,826
2018	1,685
2019	1,390
2020	1,299
Thereafter	7,203
Total	$14,845

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of March 31, 2016 and December 31, 2015, no amount had been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 were payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of March 31, 2016 and December 31, 2015, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans for the three months ended March 31, 2016 and 2015 was $12 and $10, respectively.

Notes Payable

The following is a summary of notes payable:

	March 31, 2016
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,544
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	1,789
Interest payable		133
Total, March 31, 2016		$4,466

	December 31, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,639
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	1,789
Interest payable		86
Total, December 31, 2015		$4,514

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of March 31, 2016, future principal amounts payable under the fixed and variable rate notes are as follows:

2016 (remainder of)	$1,900
2017	1,711
2018	722
Total	$4,333

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes in an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of March 31, 2016 and December 31, 2015, $1,789 remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $52 and $32, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  Accrued but unpaid interest on the notes was approximately $82 and $55 as of March 31, 2016 and December 31, 2015, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2016 and 2015 amounted to $964 and $917, respectively. The Company received sub-lease income from subtenants during the three months ended March 31, 2016 and 2015 of $100 and $91, respectively. Therefore, for the three months ended March 31, 2016 and 2015, net rent expense amounted to $864 and $826, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2016 and December 31, 2015.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In connection with the Jamison Acquisition, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease, as extended, expires on March 31, 2022.  Monthly rent expense on this lease is $11.  The Princeton lease, as extended, expires on April 30, 2016.  Monthly rent expense on this lease is $5.  Both leases are subject to escalation clauses, and the Bedminster lease provides for a rent-free period of four months.

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commences on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses, and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent under this extension will be $446.

In January 2016, the Company entered into a lease agreement for office space in Princeton, NJ.  The lease commences April 23, 2016 and expires on August 31, 2022.  This lease replaces the Princeton lease discussed above that expires on April 30, 2016.  Monthly rent expense on this lease is $6.  The lease is subject to escalation clauses, and provides for a rent-free period of one month.

With the Cappiccille acquisition, the Company assumed a lease agreement for office space in Livingston, NJ.  The lease is month-to-month.  Monthly rent expense is $2.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2016	$2,897	$(320)	$2,577
2017	3,057	(328)	2,729
2018	1,632	—	1,632
2019	5,654	—	5,654
2020	5,621	—	5,621
Thereafter	43,669	—	43,669
Total	$62,530	$(648)	$61,882

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a new capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a new capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  The aggregate principal balance of capital leases was $397 and $440 as of March 31, 2016 and December 31, 2015, respectively.

The assets relating to capital leases that are included in equipment as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Capital lease assets included in furniture and equipment	$625	$648
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(281)	(250)
	$402	$456

Depreciation expense relating to capital lease assets was $31 and $17 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2016	$129
2017	149
2018	107
2019	11
Total	$396

11. STOCKHOLDERS’ EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,375 and $1,241, for the three months ended March 31, 2016 and 2015, respectively.   Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2016 and 2015 amounted to $18,827 and $18,568, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016 and 2015.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2016 and 2015, SLP accrued partner incentive allocations of $4,422 and $4,241, respectively.

Silvercrest—Stockholders’ Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2016
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,027,825	1 vote per share (1)	All (1)
Class B, par value $0.01 per share	25,000,000	4,661,849	1 vote per share (2),(3)	None (2), (3)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (4) below	See footnote (4) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Each share of Class B common stock is entitled to one vote per share.

(3)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,661,849 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 966,510 restricted stock units which will vest and settle in the form of Class B units of SLP. The 966,510 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

The Company is dependent on cash generated by SLP to fund any dividends. Generally, SLP will distribute its profits to all of its partners, including Silvercrest, based on the proportionate ownership each holds in SLP. Silvercrest will fund dividends to its stockholders from its proportionate share of those distributions after provision for its income taxes and other obligations.

During the three months ended March 31, 2016, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2016		7,989,749
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	March 2016	38,076
Class A common shares outstanding – March 31, 2016		8,027,825

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2016		4,695,014
Class B common stock issued upon vesting of deferred equity units	February 2016	4,911
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2016	(38,076)
Class B common shares outstanding – March 31, 2016		4,661,849

In February 2016, the Company issued 4,911 shares of Class B common stock upon the vesting of deferred equity units which resulted in the issuance of a like number of Class B units of Silvercrest LP. The shares of Class B common stock were issued pursuant to the terms of the Certificate of Incorporation of the Company which requires the Company to issue at the par value per share of Class B common stock, one share of Class B common stock for each Class B Unit of Silvercrest LP issued.

In March 2016, the Company redeemed from certain existing partners 38,076 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning balance	$2,789	$3,212
Repayment of notes	(508)	(489)
Interest accrued and capitalized on notes receivable	15	66
Ending balance	$2,296	$2,789

Full recourse notes receivable from partners as of March 31, 2016 and December 31, 2015 are $1,073 and $1,575, respectively. Limited recourse notes receivable from partners as of March 31, 2016 and December 31, 2015 are $1,223 and $1,214, respectively. There is no allowance for credit losses on notes receivable from partners as of March 31, 2016 and December 31, 2015.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2016 and 2015, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2016 and 2015, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,582 and $1,902, respectively. As of March 31, 2016 and December 31, 2015, the Company was owed $2,539 and $4,330, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2016 and 2015, the Company earned advisory fees of $123 and $127, respectively, from assets managed on behalf of certain of its partners.  As of March 31, 2016 and December 31, 2015, the Company is owed approximately $4 and $3 from certain of its partners, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2016, the Company had net deferred tax assets of $21,053, which is recorded as a non-current deferred tax asset of $21,280 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $110 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $117 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2016, $93 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2015, the Company had net deferred tax assets of $21,269, which is recorded as a non-current deferred tax asset of $21,498 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a net non-current deferred tax liability of $108 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets and a non-current deferred tax liability of $121 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities in the Condensed Consolidated Statement of Financial Condition, respectively.

The current tax expense was $720 and $653 for the three months ended March 31, 2016 and 2015, respectively. Of the amount for the three months ended March 31, 2016, $344 relates to Silvercrest’s corporate tax expense, $374 relates to SLP’s state and local liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2016 and 2015 was $367 and $645, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2016 and 2015 is $1,088 and $1,298, respectively.  The tax expense for the three months ended March 31, 2016, also includes additional deferred tax expenses of ($21) for discrete items. The discrete items are primarily attributable to changes in apportionment relative to tax year 2016.

The current tax expense increased from the comparable period in 2015 mainly due to increased taxable profitability during 2016.  The deferred tax expense decreased from the comparable period in 2015 primarily due to movements in discrete items recorded during the three months ended March 31, 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

Of the total current tax expense for the three months ended March 31, 2016 and 2015, $155 and $129, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2016 and 2015, ($1) and $3, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2016 and 2015 related to non-controlling interests is $154 and $132, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2016, the Company’s U.S. federal income tax returns for the years 2012 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2016 and 2015.

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

For the three months ended March 31, 2016 and 2015, the Company recorded compensation expense related to such Deferred Equity Units of $14 and $115, respectively, of which $1 and $16, respectively, relates to the Performance Units.  During the three months ended March 31, 2016, the Company reversed $33 of compensation expense related to the Performance Units that did not vest, as the conditions for vesting were not met. Distributions include cash distributions paid on liability awards.

During the three months ended March 31, 2016 and 2015, $0 of vested Deferred Equity Units were settled in cash. As of March 31, 2016 and December 31, 2015, there was $0 and $21, respectively, of estimated unrecognized compensation expense related to unvested awards. As of March 31, 2016 and December 31, 2015, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0 and 0.13 years, respectively.

A summary of these equity grants by the Company as of March 31, 2016 and 2015 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2016	4,911	$12.00	$14.25	6,386	$3.75
Vested	(4,911)	—	(10.92)	—	—
Forfeited	—	—	—	(6,386)	—
Balance at March 31, 2016	—	$—	$—	—	$—

Balance at January 1, 2015	52,188	$12.00	$15.65	96,971	$3.75
Vested	(47,277)	(12.00)	(13.97)	(90,585)	—
Balance at March 31, 2015	4,911	$12.00	$14.25	6,386	$3.75

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

For the three months ended March 31, 2016, the Company recorded compensation expense related to such RSUs of $791  as part of total compensation expense in the Consolidated Statements of Operations for the period then ended.  As of March 31, 2016 there was $10,592 of unrecognized compensation expense related to unvested awards. As of March 31, 2016, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 3.35 years.

A summary of these RSU grants by the Company as of March 31, 2016 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2016	966,510	$13.23
Total granted at March 31, 2016	966,510	$13.23

For the three months ended March 31, 2016 and 2015, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $772 and $115, respectively, of which $(32) and $16, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2016 and 2015, Silvercrest made matching contributions of $22 and $19, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2016 and 2015, the Company utilized “soft dollar” credits of $199 and $235, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2016, our assets under management declined 6.1% from $18.1 billion to $17.0 billion.  On June 30, 2015, we acquired investment management agreements to manage $0.7 billion of assets under management in connection with the Jamison Acquisition.  Our total assets under management exclude approximately $15.5 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition.  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued Restricted Stock Units exercisable for 966,510 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of March 31, 2016 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2016	2015
Revenue	$19,263	$17,428
Income before other income (expense), net	$3,624	$4,138
Net income	$2,496	$2,810
Net income attributable to Silvercrest	$1,307	$1,403
Adjusted EBITDA (1)	$5,255	$4,966
Adjusted EBITDA margin (2)	27.3%	28.5%
Assets under management at period end (billions)	$17.0	$18.2
Average assets under management (billions) (3)	$17.6	$18.1

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2016	2015
AUM concentrated in Discretionary Managed Accounts	$11.7	$11.2
Average AUM For Discretionary Managed Accounts	$11.7	$10.9
Discretionary Managed Accounts Revenue (in millions)	$16.5	$14.7
Percentage of management and advisory fees revenue	90.2%	88.0%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2016	2015
AUM concentrated in Private Funds	$0.5	$0.6
Average AUM For Private Funds	$0.5	$0.8
Private Funds Revenue (in millions)	$1.8	$2.0
Percentage of management and advisory fees revenue	9.8%	12.0%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.43% and 0.39% for the three months ended March 31, 2016 and 2015, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee increased for the three months ended March 31, 2016 as compared with the same period in the prior year as a result of the completion of the Jamison Acquisition.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2016 and 2015. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Cash compensation and benefits (1)	$10,670	$9,647
Non-cash equity-based compensation expense	772	115
Total compensation expense	$11,442	$9,762

(1)	For the three months ended March 31, 2016 and 2015, $4,422 and $4,241 of partner incentive payments were included in cash compensation and benefits expense, respectively.

On February 29, 2012, February 28, 2011 and February 24, 2010, Silvercrest L.P. and Silvercrest GP LLC, our predecessor, granted equity-based compensation awards to certain of their principals based on the fair value of the equity interests of Silvercrest L.P. and Silvercrest GP LLC. Each grant included a deferred equity unit and performance unit, subject to forfeiture and acceleration of vesting. Each 100 deferred equity units represent the unsecured right to receive 100 Class B units of Silvercrest L.P., subject to vesting over a four-year period beginning on the first anniversary of the date of grant. Each deferred equity unit, whether vested or unvested, entitles the holder to receive distributions from Silvercrest L.P. as if such holder held such unit. Upon each vesting date, a holder may receive the number of units vested or a combination of the equivalent cash value of some of the units and units, but in no event may the holder receive more than 50% of the aggregate value of the vested units in cash. To the extent that holders elect to receive up to 50% of the aggregate value of the vested units in cash, we could have less cash to utilize. We have accounted for the distributions on the portion of the deferred equity units that are subject to forfeiture as compensation expense. Equity-based compensation expense has been recognized on the February 29, 2012 grant date of the deferred equity unit and performance unit awards through February 29, 2016.

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

On August 6, 2015, Silvercrest L.P. granted restricted stock units to existing Class B unit holders.  These grants will vest and settle in the form of Class B units.  Twenty-five percent of these RSUs vest and settle on the first, second, third and fourth anniversaries of the grant date.  Equity-based compensation expense will be recognized on these grants through August 5, 2019.

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

Provision for Income Tax

We are subject to taxes applicable to C-corporations. Our effective tax rate, and the absolute dollar amount of our tax expense will be offset by the benefits of the tax receivable agreement entered into with our Class B stockholders.

Acquisition

On December 15, 2015, we executed an Asset Purchase Agreement (the “Asset Purchase Agreement”), by and among the Company, SLP, SAMG LLC (the “Buyer”) and Cappiccille & Company, LLC, a Delaware limited liability company (“Cappiccille” or the “Seller”), and Michael Cappiccille (the “Principal”), to acquire certain assets of Cappiccille.  The transaction contemplated by the Asset Purchase Agreement closed on January 11, 2016 and is referred to herein as the “Cappiccille Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  We will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $354 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2016 for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). We determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets will be achieved.  We will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on our weighted average cost of capital and took into account that the overall risk associated with the payments was similar to our overall risks as there is no target, floor or cap associated the contingent payments.  We have a liability of $1,162 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2016 for contingent consideration.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2016 and 2015 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Management and advisory fees	$18,334	$16,703	$1,631	9.8%
Family office services	929	725	204	28.1%
Total revenue	$19,263	$17,428	$1,835	10.5%

The growth in our assets under management during the three months ended March 31, 2016 and 2015 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2015	$11.6	$6.3	$17.9
Gross client inflows	0.7	0.1	0.8
Gross client outflows	(0.6)	(0.1)	(0.7)
Market appreciation (depreciation)	0.1	0.1	0.2
As of March 31, 2015	$11.8	$6.4	$18.2 (1)

As of January 1, 2016	$12.1	$6.0	$18.1
Gross client inflows	1.0	—	1.0
Gross client outflows	(1.0)	(0.9)	(1.9)
Market appreciation (depreciation)	0.1	(0.3)	(0.2)
As of March 31, 2016	$12.2	$4.8	$17.0 (1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2016

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	1.8	11.1	10.3	16.2	7.9
Russell 1000 Value Index		-1.5	9.4	10.3	16.3	6.6

Small Cap Value Composite	4/1/02	-4.5	9.2	9.7	18.4	10.4
Russell 2000 Value Index		-7.7	5.7	6.7	15.5	7.2

Smid Cap Value Composite	10/1/05	-0.6	9.6	9.9	17.5	8.9
Russell 2500 Value Index		-5.2	7.2	8.3	17.3	6.6

Multi Cap Value Composite	7/1/02	1.4	11.7	11.0	17.6	9.0
Russell 3000 Value Index		-2.1	9.1	10.0	16.3	7.4

Equity Income Composite	12/1/03	3.8	11.9	12.1	17.1	11.3
Russell 3000 Value Index		-2.1	9.1	10.0	16.3	7.5

Focused Value Composite	9/1/04	1.8	12.8	9.8	18.0	10.2
Russell 3000 Value Index		-2.1	9.1	10.0	16.3	7.1

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

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Our total revenue increased by $1.8 million, or 10.5%, to $19.3 million for the three months ended March 31, 2016, from $17.4 million for the three months ended March 31, 2015. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management, mainly as a result of the Jamison Acquisition.  Revenue related to the Jamison Acquisition for the three months ended March 31, 2016 was $1.4 million.

Assets under management decreased by $1.2 billion, or 6.6%, to $17.0 billion at March 31, 2016 from $18.2 billion at March 31, 2015. Compared to the three months ended March 31, 2015, there was an increase of $1.3 billion in client outflows and an increase of $0.4 billion in market depreciation, offset by an increase in client inflows of $0.2 billion. Our decline in assets under management for the three months ended March 31, 2016 was attributable to a decrease of $1.2 billion in non-discretionary assets under management offset by an increase of $0.1 in discretionary assets under management. The decline in our non-discretionary assets under management was driven by client outflows in both periods. Sub-advised fund management revenue decreased by $0.1 million for the three months ended March 31, 2016 as compared to the same period in the prior year. Proprietary fund management revenue decreased by $0.3 million for the three months ended March 31, 2016 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 0.2% during the three months ended March 31, 2016 and fixed income assets increased by 0.4% during the same period. For the three months ended March 31, 2016, most of our growth came from our equity income, SMID cap value and multi cap value strategies with composite returns of 5.4%, 3.2 and 2.5%, respectively. As of March 31, 2016, the composition of our assets under management was 72% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 28% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Total AUM as of January 1,	$18.1	$17.9

Discretionary AUM:
Total Discretionary AUM as of January 1,	12.1	11.6
New client accounts/assets	0.1	─	(1)
Closed accounts	(0.1)	─	(2)
Net cash inflow/(outflow)	(0.1)	0.1	(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market appreciation	0.2	0.1
Change to Discretionary AUM	0.1	0.2
Total Discretionary AUM at March 31,	12.2	11.8
Change to Non-Discretionary AUM	(1.2)	0.1	(5)
Total AUM as of March 31,	$17.0	$18.2

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2016 and 2015 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Compensation and benefits (1)	$11,442	$9,762	$1,680	17.2%
General, administrative and other	4,197	3,528	669	19.0%
Total expenses	$15,639	$13,290	$2,349	17.7%

(1)

For the three months ended March 31, 2016 and 2015, $4,422 and $4,241, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2016 and 2015. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Total expenses increased by $2.3 million, or 17.7%, to $15.6 million for the three months ended March 31, 2016 from $13.3 million for the three months ended March 31, 2015. This increase was primarily attributable to increases in compensation and benefits expense of $1.7 million, as well as increases in general and administrative expenses of $0.7 million.

Compensation and benefits expense increased by $1.7 million, or 17.2%, to $11.4 million for the three months ended March 31, 2016 from $9.8 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase in the accrual for bonuses of $0.3 million, an increase in benefits costs of $0.1 million, an increase in equity-based compensation of $0.7 million due to the granting of restricted stock units in August 2015 and an increase in salaries expense of $0.6 million as a result of both merit-based increases and increased headcount due to the Jamison and Cappiccille acquisitions.

General and administrative expenses increased by $0.7 million, or 19.0%, to $4.2 million for the three months ended March 31, 2016 from $3.5 million for the three months ended March 31, 2015. This increase was primarily due to an increase in investment research costs of $0.1 million, mainly as a result of the Jamison Acquisition, an increase in sub-advisory and referral fees of $0.2 million due to the Jamison Acquisition, an increase in client reimbursements of $0.1 million, an increase in occupancy and related expenses of $0.1 million due to the Jamison Acquisition and an increase in depreciation and amortization of $0.2 million due primarily to intangibles acquired as part of the Jamison Acquisition.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Other income, net	$8	$8	$—	0.0%
Interest income	17	20	(3)	-15.0%
Interest expense	(65)	(58)	(7)	12.1%
Total other (expense) income, net	$(40)	$(30)	$(10)	33.3%
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

Other income (expense), net increased by $10 thousand to other income (expense), net of ($40) thousand for the three months ended March 31, 2016 from other expense, net of ($30) thousand for the three months ended March 31, 2015 due to an increase in interest expense of $7 thousand for the three months ended March 31, 2016 as compared to the prior year as a result of notes payable issued in relation to the Jamison Acquisition, and a decrease in interest income of $3 thousand due to principal payments received on notes receivable which resulted in lower outstanding balances.

Provision for Income Taxes

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

The provision for income taxes was $1.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. The change was primarily the result of a decrease in deferred tax expense due to discrete items recorded during 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2016 and 2015 was 30.4% and 31.6%, respectively.

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

Adjusted EBITDA

	Three Months Ended March 31,
	2016	2015
Reconciliation of non-GAAP financial measure:
Net income	$2,496	$2,810
Provision for income taxes	1,088	1,298
Delaware Franchise Tax	45	55
Interest expense	65	58
Interest income	(17)	(20)
Depreciation and amortization	665	460
Equity-based compensation	772	115
Other adjustments (A)	141	190
Adjusted EBITDA	$5,255	$4,966
Adjusted EBITDA Margin	27.3%	28.5%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$2,496	$2,810
GAAP Provision for income taxes	1,088	1,298
Delaware Franchise Tax	45	55
Other adjustments (A)	141	190
Adjusted earnings before provision for income taxes	3,770	4,353
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,508)	(1,741)

Adjusted net income	$2,262	$2,612

Adjusted earnings per share/unit:
Basic	$0.18	$0.21
Diluted	$0.17	$0.21

Shares/units outstanding:
Basic Class A shares outstanding	8,028	7,786
Basic Class B shares/units outstanding	4,662	4,629
Total basic shares/units outstanding	12,690	12,415

Diluted Class A shares outstanding	8,028	7,786
Diluted Class B shares/units outstanding (B)	5,628	4,645
Total diluted shares/units outstanding	13,656	12,431

(A)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2016	2015

Acquisition costs (a)	$22	$58
Non-acquisition expansion costs (b)	78	132
Other (c)	41	—
Total other adjustments	$141	$190

(a)

For the three months ended March 31, 2016, reflects $12 of legal fees associated with the Cappiccille Acquisition, and $10 of professional fees related to the Jamison Acquisition. For the three months ended March 31, 2015, reflects the legal fees associated with the Jamison Acquisition.

(b)	Represents accrued earnout of $78 and $64 and professional fees of $0 and $68 for the three months ended March 31, 2016 and 2015, respectively, related to our Richmond, VA office expansion.
(c)

For the three months ended March 31, 2016, represents costs associated with the upgrade of our telephone system of $19, costs related to the implementation of software of $5 and professional fees related to a mock compliance audit of $17.

(B)

Includes 0 and 4,911 unvested deferred equity units and 967 and 0 unvested restricted stock units as of March 31, 2016 and 2015, respectively.  Also includes 0 and 11,246 conditionally issuable units that vest upon achievement of certain performance metrics, that would be issuable if March 31, 2016 and 2015, respectively, was the end of the contingency.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of March 31, 2016, $0 was outstanding on the revolving credit facility. As of March 31, 2016, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of March 31, 2016.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2016 and December 31, 2015.

	As of
(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$19,106	$31,562
Accounts receivable	$4,774	$4,502
Due from Silvercrest Funds	$2,539	$4,330

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $14.8 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2016 and 2015. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(10,617)	$(10,246)
Net cash provided by (used in) investing activities	311	(162)
Net cash used in financing activities	(2,150)	(1,840)
Net change in cash	$(12,456)	$(12,248)

Operating Activities

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, operating activities used $10.6 million and $10.2 million, respectively. This difference is primarily the result of lower net income of $0.3 million, increased payouts of accrued compensation of $0.2 million, a decrease in distributions received from investment funds related to performance fees of $1.3 million, decreased accounts payable and accrued expenses of $0.1 million due mainly to the timing of certain payments to vendors and a decrease in deferred income taxes of $0.3 million primarily due to movements in discrete items recorded during the three months ended March 31, 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City. These changes were partially offset by decreased prepaid expense and other assets of $0.8 million due to the timing of certain payments to vendors, increased depreciation and amortization of $0.2 million due mainly to the amortization of intangibles related to the Jamison Acquisition, increased equity-based compensation of $0.7 million related to the issuance of RSUs and increased receivables and due from Silvercrest funds of $0.1 million.

Investing Activities

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, investing activities provided $0.3 million and used $0.2 million, respectively. The primary source of cash during the three months ended March 31, 2016 was a reduction in restricted certificates of deposit of $0.5 million.  This was partially offset by cash paid at closing for the Cappiccille acquisition of $0.1 million and the acquisition of furniture, equipment and leasehold improvements. The use of cash during the three months ended March 31, 2015 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

For the three months ended March 31, 2016 and 2015, financing activities used $2.2 million and $1.8 million, respectively.  Distributions to partners during the three months ended March 31, 2016 and 2015 were $1.4 million and $1.2 million, respectively.   During the three months ended March 31, 2016 and 2015, the Company paid dividends of $1.0 million and $0.9 million, respectively, to Class A shareholders.    During the three months ended March 31, 2016, we made earnout payments of $0.2 million.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its Principals and Ten-Sixty related to the Jamison and Ten-Sixty acquisitions, and variable rate notes issued to former principals to redeem units held by them under which we exercised our call right upon their termination.

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

As of March 31, 2016, $0.4 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of March 31, 2016.

As of December 31, 2015, $0.5 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes in an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of March 31, 2016 and December 31, 2015, $1.8 million remained outstanding on the notes and accrued but unpaid interest was approximately $52 thousand and $32 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.   As of March 31, 2016 and December 31, 2015, $2.2 million remained outstanding on the notes and accrued but unpaid interest on the notes payable related to the Jamison Acquisition was approximately $82 thousand and $55 thousand, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2016 or December 31, 2015.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 10, 2016.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2016 AUM	$12.2	$2.8	$2.0	$17.0
December 31, 2015 AUM	$12.5	$3.2	$2.4	$18.1

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, which is accessible on the SEC’s website at www.sec.gov and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2016 was approximately $17.6 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.8 billion for the three months ended March 31, 2016, which would cause an annualized increase or decrease in revenues of approximately $7.6 million for the three months ended March 31, 2016, respectively, at a weighted average fee rate for the three months ended March 31, 2016 of 0.43%.

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

Recently Issued Accounting Pronouncements

Information regarding recent accounting developments and their impact on the Company can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in this filing.

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2016 and 2015 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2016.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.7*

First Amendment to Lease, dated December 23, 2015, by and between RXR 1330 Owner LLC and Silvercrest Asset Management Group LLC. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 10, 2016)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 9, 2016.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 9, 2016		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 9, 2016		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)