Form 10-Q
period 2016-06-30
Silvercrest Asset Management Group Inc.
filed 2016-08-05
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of August 2, 2016 was 8,027,825 and 4,671,047, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	4
	Notes to Condensed Consolidated Financial Statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
Part II	Other Information
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6.	Exhibits	49

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$21,255	$31,562
Restricted certificates of deposit	80	587
Investments	30	32
Receivables, net	4,283	4,502
Due from Silvercrest Funds	3,675	4,330
Furniture, equipment and leasehold improvements, net	2,252	2,425
Goodwill	25,168	24,682
Intangible assets, net	14,359	15,331
Deferred tax asset—tax receivable agreement	20,560	21,498
Prepaid expenses and other assets	3,923	3,262
Total assets	$95,585	$108,211
Liabilities and Equity
Accounts payable and accrued expenses	$3,323	$4,031
Accrued compensation	10,680	21,786
Notes payable	3,588	4,514
Deferred rent	638	852
Deferred tax and other liabilities	15,341	15,391
Total liabilities	33,570	46,574
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,027,825 and 7,989,749 issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	80	80
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,671,047 and 4,695,014 issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	46	46
Additional Paid-In Capital	41,126	40,951
Retained earnings	5,069	4,758
Total Silvercrest Asset Management Group Inc.’s equity	46,321	45,835
Non-controlling interests	15,694	15,802
Total equity	62,015	61,637
Total liabilities and equity	$95,585	$108,211

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue
Management and advisory fees	$18,403	$17,672	$36,737	$34,375
Family office services	934	874	1,863	1,599
Total revenue	19,337	18,546	38,600	35,974
Expenses
Compensation and benefits	11,782	10,431	23,224	20,193
General and administrative	4,050	3,512	8,247	7,040
Total expenses	15,832	13,943	31,471	27,233
Income before other (expense) income, net	3,505	4,603	7,129	8,741
Other (expense) income, net
Other income, net	108	997	116	1,005
Interest income	15	17	32	37
Interest expense	(62)	(56)	(127)	(114)
Total other (expense) income, net	61	958	21	928
Income before provision for income taxes	3,566	5,561	7,150	9,669
Provision for income taxes	1,460	2,234	2,548	3,532
Net income	2,106	3,327	4,602	6,137
Less: net income attributable to non-controlling interests	(1,180)	(1,606)	(2,369)	(3,013)
Net income attributable to Silvercrest	$926	$1,721	$2,233	$3,124
Net income per share:
Basic	$0.12	$0.22	$0.28	$0.40
Diluted	$0.12	$0.22	$0.28	$0.40
Weighted average shares outstanding:
Basic	8,027,825	7,822,394	8,011,773	7,796,645
Diluted	8,034,686	7,822,394	8,015,203	7,796,645

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
January 1, 2015	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(4,125)	(4,125)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	481	481
Equity-based compensation	—	—	127	—	—	—	—	487	487
Net Income	—	—	—	—	—	3,124	3,124	3,013	6,137
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(34)	(34)
Share conversion	79	—	(68)	(2)	203	—	201	(201)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	920	—	920	—	920
Issuance of Class B shares in connection with acquisition	—	—	259	3	—	—	3	3,562	3,562
Dividends paid on Class A common stock - $0.24 per share	—	—	—	—	—	(1,874)	(1,874)	—	(1,874)
June 30, 2015	7,847	$78	4,838	$47	$40,298	$4,467	$44,890	$13,729	$58,619

January 1, 2016	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(4,415)	(4,415)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	533	533
Contributions from partners	—	—	9	1	10	—	11	—	11
Equity-based compensation	—	—	5	—	—	—	—	1,588	1,588
Net Income	—	—	—	—	—	2,233	2,233	2,369	4,602
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	11	—	11	—	11
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(29)	(29)
Share conversion	38	—	(38)	(1)	154	—	153	(154)	(1)
Dividends paid on Class A common stock - $0.24 per share	—	—	—	—	—	(1,922)	(1,922)	—	(1,922)
June 30, 2016	8,028	$80	4,671	$46	$41,126	$5,069	$46,321	$15,694	$62,015

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$4,602	$6,137
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	1,575	220
Depreciation and amortization	1,341	920
Deferred rent	(214)	(232)
Deferred income taxes	1,086	2,240
Tax receivable agreement adjustment	(100)	(990)
Non-cash interest on notes receivable from partners	(29)	(34)
Distributions received from investment funds	2	1,292
Other	—	2
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	874	726
Prepaid expenses and other assets	(645)	(945)
Accounts payable and accrued expenses	(432)	(346)
Accrued compensation	(11,084)	(10,590)
Interest payable on notes payable	105	90
Net cash used in operating activities	(2,919)	(1,510)
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$507	$(1)
Acquisition of furniture, equipment and leasehold improvements	(195)	(275)
Acquisition of Jamison	—	(3,550)
Acquisition of Cappiccille	(148)	—
Net cash provided by (used in) investing activities	164	(3,826)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(630)	$(570)
Repayments of notes payable	(1,031)	(233)
Payments on capital leases	(87)	(38)
Distributions to partners	(4,415)	(4,125)
Dividends paid on Class A common stock	(1,922)	(1,874)
Payments from partners on notes receivable	533	481
Net cash used in financing activities	(7,552)	(6,359)
Net decrease in cash and cash equivalents	(10,307)	(11,695)
Cash and cash equivalents, beginning of period	31,562	30,820
Cash and cash equivalents, end of period	$21,255	$19,125

	Six months ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$2,528	$2,425
Interest	119	20
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$152	$472
Asset acquired under capital lease	—	11
Issuance of notes payable related to acquisition of certain assets of Jamison	—	2,165
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison	—	3,562
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison, par value $0.01	—	3
Earnout accrual for acquisition of certain assets of Jamison	—	1,429
Earnout accrual for acquisition of certain assets of Cappiccille	354	—
Note receivable from new partner issued for capital contribution to Silvercrest L.P.	120	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2016 and December 31, 2015 and for the Three and Six Months ended June 30, 2016 and 2015

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”), a wholly owned subsidiary of Silvercrest L.P., acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”).  See Notes 3, 7 and 8 for additional information related to goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition.  As of June 30, 2016, this liability is estimated to be $14,695 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

In addition, the TRA provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control, Silvercrest’s (or its successors’) obligations with respect to exchanged or acquired Silvercrest Class B units (whether exchanged or acquired before or after such transaction) would be based on certain assumptions, including that Silvercrest would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2015 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2016 and 2015 or any future period.

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

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those Silvercrest Funds over which the general partner or equivalent is presumed to have control. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund is a variable interest entity or a voting interest entity.

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

During the three and six months ended June 30, 2016 and 2015, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2016, Silvercrest holds approximately 63% of the outstanding interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of stockholders’ equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

Segment Reporting

The Company views its operations as comprising one operating segment. Each of the Company’s acquired businesses has similar economic characteristics and has been or is in the process of being fully integrated. Furthermore, our chief operating decision maker, who is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at June 30, 2016 and December 31, 2015. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee which is based on the net asset value, consisting of Level I and Level II securities, of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2016 or 2015.

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

The Company has one reporting unit at June 30, 2016 and December 31, 2015. No goodwill impairment charges were recorded during the three and six months ended June 30, 2016 and 2015.

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

In June 2016, the FASB issued ASU 2016-13, “Accounting for Credit Losses” which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This amendment is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements.

3. ACQUISITIONS

Cappiccille:

On December 15, 2015, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SLP, SAMG LLC (the “Buyer”) and Cappiccille & Company, LLC, a Delaware limited liability company (“Cappiccille” or the “Seller”), and Michael Cappiccille (the “Principal”), to acquire certain assets of Cappiccille.  The transaction contemplated by the Asset Purchase Agreement closed on January 11, 2016 and is referred to herein as the “Cappiccille Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille Acquisition for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $354 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2016 for contingent consideration.

Jamison:

On March 30, 2015, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SLP, SAMG LLC (the “Buyer”) and Jamison Eaton & Wood, Inc., a New Jersey corporation (“Jamison” or the “Seller”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison (together, the “Principals of Jamison”), to acquire certain assets of Jamison.  The transaction contemplated by the Asset Purchase Agreement closed on June 30, 2015 and is referred to herein as the “Jamison Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $1,162 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2016 and December 31, 2015 for contingent consideration.

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

Jamison revenue and income before provision for income taxes for the three months ended June 30, 2016 that are included in the Condensed Consolidated Statement of Operations are $1,078 and $121, respectively.  Jamison revenue and income before provision for income taxes for the six months ended June 30, 2016 that are included in the Condensed Consolidated Statement of Operations are $2,449 and $347, respectively.

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

Pro Forma Six Months Ended June 30, 2015
Total Revenue	$38,648
Net Income	$6,492

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.  As of June 30, 2016, $284 remained outstanding on the note payable related to the Ten-Sixty acquisition.

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $223 related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2016 and December 31, 2015, for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $30 and $32 as of June 30, 2016 and December 31, 2015, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2016 and 2015, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At June 30, 2016 and December 31, 2015, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At June 30, 2016 and December 31, 2015, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$21,255	$21,255	$31,562	$31,562
Restricted Certificates of Deposit	$80	$80	$587	$587	Level 1	(1)

Financial liabilities:
Notes Payable	$3,588	$3,588	$4,514	$4,514	Level 2	(2)

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

5. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Management and advisory fees receivable	$2,097	$2,327
Unbilled receivables	2,543	2,532
Other receivables	2	2
Receivables	4,642	4,861
Allowance for doubtful receivables	(359)	(359)
Receivables, net	$4,283	$4,502

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Leasehold improvements	$3,877	$3,874
Furniture and equipment	5,319	5,157
Artwork	459	429
Total cost	9,655	9,460
Accumulated depreciation and amortization	(7,403)	(7,035)
Furniture, equipment and leasehold improvements, net	$2,252	$2,425

Depreciation expense for the three months ended June 30, 2016 and 2015 was $190 and $137, respectively.  Depreciation expense for the six months ended June 30, 2016 and 2015 was $368 and $274, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning
Gross balance	$42,097	$37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	24,682	20,008
Acquisition of Jamison	─	4,674
Acquisition of Cappiccille	486	─
Ending
Gross balance	42,583	42,097
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$24,682

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of June 30, 2016 and December 31, 2015:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2016	$22,560	$2,467	$25,027
Balance, June 30, 2016	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2016	(8,062)	(1,634)	(9,696)
Amortization expense	(830)	(142)	(972)
Balance, June 30, 2016	(8,892)	(1,776)	(10,668)
Net book value	$13,668	$691	$14,359
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Acquisition of Jamison	5,000	804	5,804
Balance, December 31, 2015	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(1,435)	(205)	(1,640)
Balance, December 31, 2015	(8,062)	(1,634)	(9,696)
Net Book Value	$14,498	$833	$15,331

Amortization expense related to intangible assets was $486 and $323 for the three months ended June 30, 2016 and 2015, respectively.  Amortization expense related to intangible assets was $972 and $646 for the six months ended June 30, 2016 and 2015, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2016 (remainder of)	$956
2017	1,826
2018	1,685
2019	1,390
2020	1,299
Thereafter	7,203
Total	$14,359

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of June 30, 2016 and December 31, 2015, no amount had been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 were payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of June 30, 2016 and December 31, 2015, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2016 and 2015 was $12 and $10, respectively, and for the six months ended June 30, 2016 and 2015 was $23 and $20, respectively.

Notes Payable

The following is a summary of notes payable:

	June 30, 2016
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,728
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	1,789
Interest payable		71
Total, June 30, 2016		$3,588

	December 31, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,639
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	1,789
Interest payable		86
Total, December 31, 2015		$4,514

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of June 30, 2016, future principal amounts payable under the fixed and variable rate notes are as follows:

2016 (remainder of)	$1,084
2017	1,711
2018	722
Total	$3,517

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes in an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bears interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of June 30, 2016 and December 31, 2015, $1,789 remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $71 and $32, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of June 30, 2016 and December 31, 2015, $1,444 and $2,165, respectively, remained outstanding on the note and accrued but unpaid interest on the notes was approximately $0 and $55, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2016 and 2015 amounted to $923 and $951, respectively. The Company received sub-lease income from subtenants during the three months ended June 30, 2016 and 2015 of $61 and $97, respectively. Therefore, for the three months ended June 30, 2016 and 2015, net rent expense amounted to $862 and $854, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

Rent expense charged to operations for the six months ended June 30, 2016 and 2015 amounted to $1,887 and $1,868, respectively. The Company received sub-lease income from subtenants during the six months ended June 30, 2016 and 2015 of $160 and $188, respectively. Therefore, for the six months ended June 30, 2016 and 2015, net rent expense amounted to $1,727 and $1,680, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2016 and December 31, 2015.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In connection with the Jamison Acquisition, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease, as extended, expires on March 31, 2022.  Monthly rent expense on this lease is $11.  The Princeton lease, as extended, expired on April 30, 2016.  Monthly rent expense on this lease was $5.  Both leases are subject to escalation clauses, and the Bedminster lease provides for a rent-free period of four months.

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commences on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses, and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent under this extension will be $446.

In January 2016, the Company entered into a lease agreement for office space in Princeton, NJ.  The lease commenced April 23, 2016 and expires on August 31, 2022.  This lease replaces the Princeton lease discussed above that expired on April 30, 2016.  Monthly rent expense on this lease is $6.  The lease is subject to escalation clauses, and provides for a rent-free period of five months.

With the Cappiccille acquisition, the Company assumed a lease agreement for office space in Livingston, NJ.  The lease is month-to-month.  Monthly rent expense is $2.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2016	$1,911	$(128)	$1,783
2017	3,057	(200)	2,857
2018	1,632	—	1,632
2019	5,654	—	5,654
2020	5,621	—	5,621
Thereafter	43,675	—	43,675
Total	$61,550	$(328)	$61,222

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a new capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a new capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  The aggregate principal balance of capital leases was $352 and $440 as of June 30, 2016 and December 31, 2015, respectively.

The assets relating to capital leases that are included in equipment as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Capital lease assets included in furniture and equipment	$625	$648
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(312)	(250)
	$371	$456

Depreciation expense relating to capital lease assets was $31 and $19 for the three months ended June 30, 2016 and 2015, respectively.  Depreciation expense relating to capital lease assets was $62 and $36 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2016	$85
2017	149
2018	107
2019	11
Total	$352

11. STOCKHOLDERS’ EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $3,040 and $4,415, for the three and six months ended June 30, 2016, respectively. Partnership distributions totaled $2,883 and $4,125, for the three and six months ended June 30, 2015, respectively.   Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the six months ended June 30, 2016 and 2015 amounted to $18,827 and $18,568, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended June 30, 2016 and 2015, SLP accrued partner incentive allocations of $4,607 and $4,860, respectively.  During the six months ended June 30, 2016 and 2015, SLP accrued partner incentive allocations of $9,028 and $9,101, respectively.

Silvercrest—Stockholders’ Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2016
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,027,825	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,671,047	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	The Company granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,671,047 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 970,301 restricted stock units which will vest and settle in the form of Class B units of SLP. The 970,301 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

(5)

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

During the six months ended June 30, 2016, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2016		7,989,749
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	March 2016	38,076
Class A common shares outstanding – June 30, 2016		8,027,825

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2016		4,695,014
Class B common stock issued upon vesting of deferred equity units	February 2016	4,911
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2016	(38,076)
Issuance of Class B common stock	May 2016	9,198
Class B common shares outstanding – June 30, 2016		4,671,047

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

In May 2016, the Company issued 9,198 shares of Class B common stock to certain principals in connection with their admission to SLP.

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

Notes receivable from partners are as follows for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning balance	$2,789	$3,212
New note receivable issued to a partner	120	—
Repayment of notes	(533)	(489)
Interest accrued and capitalized on notes receivable	29	66
Ending balance	$2,405	$2,789

Full recourse notes receivable from partners as of June 30, 2016 and December 31, 2015 are $1,198 and $1,575, respectively. Limited recourse notes receivable from partners as of June 30, 2016 and December 31, 2015 are $1,207 and $1,214, respectively. There is no allowance for credit losses on notes receivable from partners as of June 30, 2016 and December 31, 2015.

13. RELATED PARTY TRANSACTIONS

During the first six months of 2016 and 2015, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2016 and 2015, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,513 and $1,917, respectively.  For the six months ended June 30, 2016 and 2015, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $3,095 and $3,819, respectively. As of June 30, 2016 and December 31, 2015, the Company was owed $3,675 and $4,330, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2016 and 2015, the Company earned advisory fees of $214 and $145, respectively, from assets managed on behalf of certain of its employees.  For the six months ended June 30, 2016 and 2015, the Company earned advisory fees of $337 and $272, respectively, from assets managed on behalf of certain of its employees.  As of June 30, 2016 and December 31, 2015, the Company is owed approximately $33 and $3 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of June 30, 2016, the Company had net deferred tax assets of $20,334, which is recorded as a non-current deferred tax asset of $20,560 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a non-current deferred tax liability of $113 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a non-current deferred tax liability of $113 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at June 30, 2016, $93 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $741 and $639 for the three months ended June 30, 2016 and 2015, respectively. Of the amount for the three months ended June 30, 2016, $375 relates to Silvercrest’s corporate tax expense, $364 relates to SLP’s state and local liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended June 30, 2016 and 2015 was $719 and $1,595, respectively. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2016 and 2015 is $1,460 and $2,234, respectively.  The tax expense for the three months ended June 30, 2016 and 2015, also includes additional deferred tax expenses of $338 and $840, respectively, for discrete items. The discrete items for the three months ended June 30, 2016 are primarily attributable to adjustments to the value of deferred tax assets for SAMG.  The discrete items for the three months ended June 30, 2015 are primarily attributable to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

The current tax expense was $1,461 and $1,292 for the six months ended June 30, 2016 and 2015, respectively. Of the amount for the six months ended June 30, 2016, $719 relates to Silvercrest’s corporate tax expense, $738 relates to SLP’s state and local liability and $4 relates to SFS’s corporate tax expense.  The deferred tax expense for the six months ended June 30, 2016 and 2015 was $1,087 and $2,240, respectively. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2016 and 2015 is $2,548 and $3,532, respectively. The tax expense for the six months ended June 30, 2016 and 2015 also includes additional deferred tax expenses of $317 and $840, respectively, for discrete items. The discrete items for the six months ended June 30, 2016 are primarily attributable to adjustments to the value of deferred tax assets for SAMG and changes in apportionment relative to tax year 2016.  The discrete items for the six months ended June 30, 2015 are primarily attributable to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

The current tax expense increased from the comparable period in 2015 mainly due to increased taxable profitability during 2016.  The deferred tax expense decreased from the comparable period in 2015 primarily due to movements in discrete items recorded during the three months ended June 30, 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

Of the total current tax expense for the three months ended June 30, 2016 and 2015, $152 and $148, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended June 30, 2016 and 2015, $0 and $3, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2016 and 2015 related to non-controlling interests is $152 and $151, respectively.

Of the total current tax expense for the six months ended June 30, 2016 and 2015, $307 and $276, respectively, relates to non-controlling interests.  Of the deferred tax expense (benefit) for the six months ended June 30, 2016 and 2015, ($1) and $6, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2016 and 2015 related to non-controlling interests is $306 and $282, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2016, the Company’s U.S. federal income tax returns for the years 2012 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at June 30, 2016 and 2015.

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

For the three months ended June 30, 2016 and 2015, the Company recorded compensation expense related to such Deferred Equity Units of $0 and $104, respectively, of which $0 and $62, respectively, relates to the Performance Units.  Distributions include cash distributions paid on liability awards.

For the six months ended June 30, 2016 and 2015, the Company recorded compensation expense related to such Deferred Equity Units of $14 and $220, respectively, of which $1 and $78, respectively, relates to the Performance Units.  During the six months ended June 30, 2016, the Company reversed $33 of compensation expense related to the Performance Units that did not vest, as the conditions for vesting were not met.  Distributions include cash distributions paid on liability awards.

During the six months ended June 30, 2016 and 2015, $0 of vested Deferred Equity Units were settled in cash. As of June 30, 2016 and December 31, 2015, there was $0 and $21, respectively, of estimated unrecognized compensation expense related to unvested awards. As of June 30, 2016 and December 31, 2015, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0 and 0.13 years, respectively.

A summary of these equity grants by the Company as of June 30, 2016 and 2015 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2016	4,911	$12.00	$14.25	6,386	$3.75
Vested	(4,911)	—	(10.92)	—	—
Forfeited	—	—	—	(6,386)	—
Balance at June 30, 2016	—	$—	$—	—	$—

Balance at January 1, 2015	52,188	$12.00	$15.65	96,971	$3.75
Vested	(47,277)	(12.00)	(13.97)	(90,585)	—
Balance at June 30, 2015	4,911	$12.00	$14.06	6,386	$3.75

The Company estimates 10% of all awards to be forfeited and the related service period is four years.

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of June 30, 2016, 690,077 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2016, the Company granted 3,791 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to existing Class B unit holders.  These RSUs will vest and settle in the form of Class B units of SLP.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

In May 2016, the Company granted 3,000 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to certain members of the Board of Directors.  These RSUs will vest and settle in the form of Class A shares of Silvercrest.  One hundred percent of the RSUs granted vest and settle on the first anniversary of the grant date.

In May 2016, the Company granted 7,582 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to an employee.  These RSUs will vest and settle in the form of Class A shares of Silvercrest.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

For the three and six months ended June 30, 2016, the Company recorded compensation expense related to such RSUs of $803 and $1,594, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the period then ended.  As of June 30, 2016 there was $9,976 of unrecognized compensation expense related to unvested awards. As of June 30, 2016, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 3.10 years.

A summary of these RSU grants by the Company as of June 30, 2016 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2016	966,510	$13.23
Granted	14,373	13.19
Total granted at June 30, 2016	980,883	$13.19 - 13.23

For the three months ended June 30, 2016 and 2015, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $803 and $104, respectively, of which $0 and $62, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units.

For the six months ended June 30, 2016 and 2015, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $1,575 and $220, respectively, of which $(32) and $78, respectively, relates to the Performance Units given that there is an explicit service period associated with the Deferred Equity Units.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2016 and 2015, Silvercrest made matching contributions of $22 and $16, respectively, for the benefit of employees.  For the six months ended June 30, 2016 and 2015, Silvercrest made matching contributions of $44 and $35, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2016 and 2015, the Company utilized “soft dollar” credits of $199 and $235, respectively.  For the six months ended June 30, 2016 and 2015, the Company utilized “soft dollar” credits of $398 and $470, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2016, our assets under management increased 1.2% from $17.0 billion to $17.2 billion.  During the six months ended June 30, 2016, our assets under management declined 5.0% from $18.1 billion to $17.2 billion.  On June 30, 2015, we acquired investment management agreements to manage $0.7 billion of assets under management in connection with the Jamison Acquisition.  Our total assets under management exclude approximately $15.2 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition.  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued Restricted Stock Units exercisable for 970,301 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of June 30, 2016 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2016	2015	2016	2015
Revenue	$19,337	$18,546	$38,600	$35,974
Income before other income (expense), net	$3,505	$4,603	$7,129	$8,741
Net income	$2,106	$3,327	$4,602	$6,137
Net income attributable to Silvercrest	$926	$1,721	$2,233	$3,124
Adjusted EBITDA (1)	$5,416	$5,368	$10,671	$10,334
Adjusted EBITDA margin (2)	28.0%	28.9%	27.6%	28.7%
Assets under management at period end (billions)	$17.2	$19.0	$17.2	$19.0
Average assets under management (billions) (3)	$17.1	$18.6	$17.7	$18.5

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

Discretionary Managed Accounts

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2016	2015	2016	2015
AUM concentrated in Discretionary Managed Accounts	$12.1	$11.6	$12.1	$11.6
Average AUM For Discretionary Managed Accounts	$11.9	$11.4	$11.6	$11.1
Discretionary Managed Accounts Revenue (in millions)	$16.6	$15.6	$33.1	$30.4
Percentage of management and advisory fees revenue	91%	88%	90%	88%

Private Funds

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2016	2015	2016	2015
AUM concentrated in Private Funds	$0.5	$1.0	$0.5	$1.0
Average AUM For Private Funds	$0.5	$1.0	$0.5	$1.0
Private Funds Revenue (in millions)	$1.7	$2.1	$3.5	$4.0
Percentage of management and advisory fees revenue	9%	12%	10%	12%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.39% for the three months ended June 30, 2016 and 2015, respectively, and 0.44% and 0.38% for the six months ended June 30, 2016 and 2015, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. The average annual management fee increased for the six months ended June 30, 2016 as compared with the same period in the prior year as a result of the completion of the Jamison Acquisition.  Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the six months ended June 30, 2016 and 2015. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cash compensation and benefits (1)	$10,978	$10,327	$21,649	$19,974
Non-cash equity-based compensation expense	804	104	1,575	219
Total compensation expense	$11,782	$10,431	$23,224	$20,193

(1)

For the three months ended June 30, 2016 and 2015, $4,607 and $4,860 of partner incentive payments were included in cash compensation and benefits expense, respectively.  For the six months ended June 30, 2016 and 2015, $9,028 and $9,101 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

On August 6, 2015, Silvercrest L.P. granted 966,510 restricted stock units (“RSUs”) at a fair value of $13.23 per share to existing Class B unit holders.  These grants will vest and settle in the form of Class B units.  Twenty-five percent of these RSUs vest and settle on the first, second, third and fourth anniversaries of the grant date.  Equity-based compensation expense will be recognized on these grants through August 5, 2019.

On May 3, 2016, the Company granted 3,791 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to existing Class B unit holders.  These RSUs will vest and settle in the form of Class B units of SLP.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.  Equity-based compensation expense will be recognized on these grants through May 2, 2020.

On May 3, 2016, the Company granted 3,000 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to certain members of the Board of Directors.  These RSUs will vest and settle in the form of Class A shares of Silvercrest.  One hundred percent of the RSUs granted vest and settle on the first anniversary of the grant date.  Equity-based compensation expense will be recognized on these grants through May 2, 2017.

On May 3, 2016, the Company granted 7,582 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to an employee.  These RSUs will vest and settle in the form of Class A shares of Silvercrest.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.  Equity-based compensation expense will be recognized on these grants through May 2, 2020.

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

Acquisitions

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

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  We will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $354 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2016 for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, we acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, we paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550, (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). We determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets will be achieved.  We will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on our weighted average cost of capital and took into account that the overall risk associated with the payments was similar to our overall risks as there is no target, floor or cap associated the contingent payments.  We have a liability of $1,162 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of June 30, 2016 for contingent consideration.

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

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2016 and 2015 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Management and advisory fees	$18,403	$17,672	$731	4.1%
Family office services	934	874	60	6.9%
Total revenue	$19,337	$18,546	$791	4.3%

	For the Six Months Ended June 30,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Management and advisory fees	$36,737	$34,375	$2,362	6.9%
Family office services	1,863	1,599	264	16.5%
Total revenue	$38,600	$35,974	$2,626	7.3%

The growth in our assets under management during the three and six months ended June 30, 2016 and 2015 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of March 31, 2015	$11.8	$6.4	$18.2
Gross client inflows	1.8	0.1	1.9
Gross client outflows	(1.0)	(0.1)	(1.1)
Market appreciation (depreciation)	─	─	─
As of June 30, 2015	$12.6	$6.4	$19.0	(1)

As of March 31, 2016	$12.2	$4.8	$17.0
Gross client inflows	1.2	─	1.2
Gross client outflows	(1.1)	(0.1)	(1.2)
Market appreciation (depreciation)	0.3	(0.1)	0.2
As of June 30, 2016	$12.6	$4.6	$17.2	(1)(2)

As of January 1, 2015	$11.6	$6.3	$17.9
Gross client inflows	2.5	0.2	2.7
Gross client outflows	(1.6)	(0.2)	(1.8)
Market appreciation	0.1	0.1	0.2
As of June 30, 2015	$12.6	$6.4	$19.0	(1)

As of January 1, 2016	$12.1	$6.0	$18.1
Gross client inflows	2.1	0.1	2.2
Gross client outflows	(2.1)	(1.0)	(3.1)
Market appreciation (depreciation)	0.5	(0.5)	─
As of June 30, 2016	$12.6	$4.6	$17.2	(1)(2)

(1)	Less than 5% of assets under management generate performance fees.
(2)

As of June 30, 2016 and 2015, our total assets under management exclude approximately $15.2 and $13.8 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition. Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We excluded these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2016

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	7.2	11.6	11.0	14.5	8.0
Russell 1000 Value Index		2.9	9.9	11.4	14.5	6.8

Small Cap Value Composite	4/1/02	-0.4	9.6	10.6	15.9	10.5
Russell 2000 Value Index		-2.6	6.4	8.2	13.5	7.4

Smid Cap Value Composite	10/1/05	3.8	10.3	10.8	15.3	9.2
Russell 2500 Value Index		0.2	8.1	9.6	15.2	6.9

Multi Cap Value Composite	7/1/02	4.9	11.6	11.3	15.4	9.1
Russell 3000 Value Index		2.4	9.6	11.1	14.4	7.6

Equity Income Composite	12/1/03	12.7	13.4	13.2	16.3	11.6
Russell 3000 Value Index		2.4	9.6	11.1	14.4	7.7

Focused Value Composite	9/1/04	8.8	12.8	10.7	15.4	10.5
Russell 3000 Value Index		2.4	9.6	11.1	14.4	7.3

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

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Our total revenue increased by $0.8 million, or 4.3%, to $19.3 million for the three months ended June 30, 2016, from $18.6 million for the three months ended June 30, 2015. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management, mainly as a result of the Jamison Acquisition.  Revenue related to the Jamison Acquisition for the three months ended June 30, 2016 was $1.1 million.

Assets under management decreased by $1.8 billion, or 9.5%, to $17.2 billion at June 30, 2016 from $19.0 billion at June 30, 2015. Compared to the three months ended June 30, 2015, there was an increase of $0.1 billion in client outflows and a decrease of $0.7 billion in client inflows, offset by an increase in market appreciation of $0.2 billion. Our increase in total assets under management for the three months ended June 30, 2016, from March 31, 2016, was attributable to an increase of $0.4 billion in discretionary assets under management partially offset by a decrease of $0.2 in non-discretionary assets under management. The decline in our non-discretionary assets under management was driven by client outflows and market depreciation. Sub-advised fund management revenue decreased by $0.1 million for the three months ended June 30, 2016 as compared to the same period in the prior year. Proprietary fund management revenue decreased by $0.3 million for the three months ended June 30, 2016 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 6.9% during the three months ended June 30, 2016 and fixed income assets decreased by 5.2% during the same period. For the three months ended June 30, 2016, most of our growth came from our real estate investment trust, master limited partnership and equity income strategies with composite returns of 12.0%, 10.9% and 6.5%, respectively. As of June 30, 2016, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015
Total AUM as of March 31,	$17.0	$18.2

Discretionary AUM:
Total Discretionary AUM as of March 31,	12.2	11.8
New client accounts/assets	0.2	1.1	(1)
Closed accounts	(0.1)	─	(2)
Net cash inflow/(outflow)	(0.1)	(0.3	)(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market appreciation	0.4	─
Change to Discretionary AUM	0.4	0.8
Total Discretionary AUM at June 30,	12.6	12.6
Change to Non-Discretionary AUM	(0.2)	0.0	(5)
Total AUM as of June 30,	$17.2	$19.0

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Our total revenue increased by $2.6 million, or 7.3%, to $38.6 million for the six months ended June 30, 2016, from $36.0 million for the six months ended June 30, 2015. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management, mainly as a result of the Jamison Acquisition.  Revenue related to the Jamison Acquisition for the six months ended June 30, 2016 was $2.5 million.

Assets under management decreased by $1.8 billion, or 9.5%, to $17.2 billion at June 30, 2016 from $19.0 billion at June 30, 2015.  Compared to the six months ended June 30, 2015, there was an increase of $1.3 billion in client outflows, in addition to a decrease of $0.2 billion in market appreciation and a decrease in client inflows of $0.5 billion.  Our decline in total assets under management for the six months ended June 30, 2016 was attributable to a decrease of $1.4 billion in non-discretionary assets under management partially offset by an increase of $0.5 in discretionary assets under management. The decline in our non-discretionary assets under management was driven by client outflows and market depreciation.  Sub-advised fund management revenue decreased by $0.1 million for the six months ended June 30, 2016 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.6 million for the six months ended June 30, 2016 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 7.1% during the six months ended June 30, 2016 and fixed income assets decreased by 4.8% during the same period. For the six months ended June 30, 2016, most of our growth came from our real estate investment trust, equity income and SMID cap value strategies with composite returns of 23.5%, 12.3% and 8.1%, respectively. As of June 30, 2016, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27 % in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Total AUM as of January 1,	$18.1	$17.9

Discretionary AUM:
Total Discretionary AUM as of January 1,	12.1	11.6
New client accounts/assets	0.3	1.1	(1)
Closed accounts	(0.1)	─	(2)
Net cash inflow/(outflow)	(0.2)	(0.2	)(3)
Non-discretionary to Discretionary AUM	─	─	(4)
Market appreciation	0.5	0.1
Change to Discretionary AUM	0.5	1.0
Total Discretionary AUM at June 30,	12.6	12.6
Change to Non-Discretionary AUM	(1.4)	0.1	(5)
Total AUM as of June 30,	$17.2	$19.0

(1)	Represents new account flows from both new and existing client relationships including flows related to the Jamison Acquisition
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and six months ended June 30, 2016 and 2015 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Compensation and benefits (1)	$11,782	$10,431	$1,351	13.0%
General, administrative and other	4,050	3,512	538	15.3%
Total expenses	$15,832	$13,943	$1,889	13.5%

	For the Six Months Ended June 30,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Compensation and benefits (1)	$23,224	$20,193	$3,031	15.1%
General, administrative and other	8,247	7,040	1,207	17.1%
Total expenses	$31,471	$27,233	$4,238	15.6%

(1)

For the three months ended June 30, 2016 and 2015, $4,607 and $4,860, respectively, of partner incentive payments were included in cash compensation and benefits expense.  For the six months ended June 30, 2016 and 2015, $9,028 and $9,101, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2016 and 2015. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Total expenses increased by $1.9 million, or 13.5%, to $15.8 million for the three months ended June 30, 2016 from $13.9 million for the three months ended June 30, 2015. This increase was primarily attributable to increases in compensation and benefits expense of $1.4 million, as well as increases in general and administrative expenses of $0.5 million.

Compensation and benefits expense increased by $1.4 million, or 13.0%, to $11.8 million for the three months ended June 30, 2016 from $10.4 million for the three months ended June 30, 2015. The increase was primarily attributable to an increase in benefits costs of $0.1 million, an increase in equity-based compensation of $0.7 million due to the granting of restricted stock units in August 2015 and May 2016 and an increase in salaries expense of $0.6 million as a result of both merit-based increases and increased headcount due to the Jamison and Cappiccille acquisitions.

General and administrative expenses increased by $0.5 million, or 15.3%, to $4.0 million for the three months ended June 30, 2016 from $3.5 million for the three months ended June 30, 2015. This increase was primarily due to an increase in investment research costs of $0.1 million, mainly as a result of the Jamison Acquisition, an increase in sub-advisory and referral fees of $0.2 million due to the Jamison Acquisition, an increase in professional fees of $0.1 million and an increase in depreciation and amortization of $0.2 million due primarily to intangibles acquired as part of the Jamison Acquisition.  This was partially offset by a decrease in travel and entertainment expenses of $0.1 million.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Total expenses increased by $4.2 million, or 15.6%, to $31.5 million for the six months ended June 30, 2016 from $27.2 million for the six months ended June 30, 2015. This increase was primarily attributable to increases in compensation and benefits expense of $3.0 million, as well as increases in general and administrative expenses of $1.2 million.

Compensation and benefits expense increased by $3.0 million, or 15.1%, to $23.2 million for the six months ended June 30, 2016 from $20.2 million for the six months ended June 30, 2015. The increase was primarily attributable to an increase in the accrual for bonuses of $0.2 million, an increase in benefits costs of $0.2 million, an increase in equity-based compensation of $1.4 million due to the granting of restricted stock units in August 2015 and May 2016 and an increase in salaries expense of $1.2 million as a result of both merit-based increases and increased headcount due to the Jamison and Cappiccille acquisitions.

General and administrative expenses increased by $1.2 million, or 17.1%, to $8.2 million for the six months ended June 30, 2016 from $7.0 million for the six months ended June 30, 2015. This increase was primarily due to an increase in investment research costs of $0.2 million, mainly as a result of the Jamison Acquisition, an increase in sub-advisory and referral fees of $0.3 million due to the Jamison Acquisition, an increase in client reimbursements of $0.1 million, an increase in marketing and related expenses of $0.1 million, an increase in telephone expenses of $0.1 million and an increase in depreciation and amortization of $0.4 million due primarily to intangibles acquired as part of the Jamison Acquisition.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Other income, net	$108	$997	$(889)	-89.2%
Interest income	15	17	(2)	-11.8%
Interest expense	(62)	(56)	(6)	10.7%
Total other income (expense), net	$61	$958	$(897)	-93.6%

	For the Six Months Ended June 30,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Other income, net	$116	$1,005	$(889)	-88.5%
Interest income	32	37	(5)	-13.5%
Interest expense	(127)	(114)	(13)	11.4%
Total other income (expense), net	$21	$928	$(907)	-97.7%

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

Other income (expense), net decreased by $0.9 million to other income, net of $0.1 million for the three months ended June 30, 2016 from other income, net of $1.0 million for the three months ended June 30, 2015 due mainly to an adjustment to the fair value of our tax receivable agreement liability of $0.1 million and  $1.0 million in 2016 and 2015, respectively.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

Other income (expense), net decreased by $0.9 million to other income, net of $21 thousand for the six months ended June 30, 2016 from other income, net of $0.9 million for the six months ended June 30, 2015 due mainly to an adjustment to the fair value of our tax receivable agreement liability of $0.1 million and $1.0 million in 2016 and 2015, respectively.

Provision for Income Taxes

Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

The provision for income taxes was $1.5 million and $2.2 million for the three months ended June 30, 2016 and 2015, respectively. The change was primarily the result of a decrease in deferred tax expense due to discrete items recorded during 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2016 and 2015 was 40.9% and 40.2%, respectively.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

The provision for income taxes was $2.5 million and $3.5 million for the six months ended June 30, 2016 and 2015, respectively. The change was primarily the result of a decrease in deferred tax expense due to discrete items recorded during 2015 related to a reduction in future statutory corporate tax rates in New York State.  Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2016 and 2015 was 35.6% and 36.5%, respectively.

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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of non-GAAP financial measure:
Net income	$2,106	$3,327	$4,602	$6,137
Provision for income taxes	1,460	2,234	2,548	3,532
Delaware Franchise Tax	45	45	90	100
Interest expense	62	56	127	114
Interest income	(15)	(17)	(32)	(37)
Depreciation and amortization	676	459	1,341	919
Equity-based compensation	803	104	1,575	219
Other adjustments (A)	279	(840)	420	(650)
Adjusted EBITDA	$5,416	$5,368	$10,671	$10,334
Adjusted EBITDA Margin	28.0%	28.9%	27.6%	28.7%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$2,106	$3,327	$4,602	$6,137
GAAP Provision for income taxes	1,460	2,234	2,548	3,532
Delaware Franchise Tax	45	45	90	100
Other adjustments (A)	279	(840)	420	(650)
Adjusted earnings before provision for income taxes	3,890	4,766	7,660	9,119
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,556)	(1,906)	(3,064)	(3,648)

Adjusted net income	$2,334	$2,860	$4,596	$5,471

Adjusted earnings per share/unit:
Basic	$0.18	$0.23	$0.36	$0.43
Diluted	$0.17	$0.23	$0.34	$0.43

Shares/units outstanding:
Basic Class A shares outstanding	8,028	7,847	8,028	7,847
Basic Class B shares/units outstanding	4,671	4,838	4,671	4,838
Total basic shares/units outstanding	12,699	12,685	12,699	12,685

Diluted Class A shares outstanding (B)	8,038	7,847	8,038	7,847
Diluted Class B shares/units outstanding (C)	5,641	4,843	5,641	4,843
Total diluted shares/units outstanding	13,679	12,690	13,679	12,690

(A)	Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Acquisition costs (a)	$—	$22	$22	$80
Non-acquisition expansion costs (b)	79	80	157	212
Severance	6	48	6	48
Other (c)	194	(990)	235	(990)
Total other adjustments	$279	$(840)	$420	$(650)

(a)

For the six months ended June 30, 2016, reflects $12 of legal fees associated with the Cappiccille Acquisition, and $10 of professional fees related to the Jamison Acquisition. For the three and six months ended June 30, 2015, reflects the legal fees associated with the Jamison Acquisition.

(b)

Represents accrued earnout of $79 and $79 and professional fees of $0 and $1 for the three months ended June 30, 2016 and 2015, respectively, related to our Richmond, VA office expansion.  Represents accrued earnout of $157 and $143 and professional fees of $0 and $69 for the six months ended June 30, 2016 and 2015, respectively, related to our Richmond, VA office expansion.

(c)

For the three months ended June 30, 2016, represents costs associated with the upgrade of our telephone system of $25, costs related to the implementation of software of $8 and a sign on bonus of $261 paid to a new employee.  For the six months ended June 30, 2016, represents costs associated with the upgrade of our telephone system of $44, costs related to the implementation of software of $13, a sign on bonus of $261 paid to a new employee and professional fees related to a mock compliance audit of $17.  This was partially offset by a true up adjustment of $100 to our tax receivable agreement recorded during the three and six months ended June 30, 2016.  For the three and six months ended June 30, 2015, represents a true-up adjustment to our tax receivable agreement. The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement.

(B)	Includes 10,582 unvested restricted stock units as of June 30, 2016.
(C)

Includes 0 and 4,911 unvested deferred equity units and 970,301 and 0 unvested restricted stock units as of June 30, 2016 and 2015, respectively.  Also includes 0 and 11,246 conditionally issuable units that vest upon achievement of certain performance metrics, that would be issuable if June 30, 2016 and 2015, respectively, was the end of the contingency.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that matures on December 24, 2016. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7 million under the revolving credit facility to partially fund a $10.0 million distribution that was made in July 2013 to the existing limited partners of Silvercrest L.P. prior to the closing of our initial public offering. As of June 30, 2016, $0 was outstanding on the revolving credit facility. As of June 30, 2016, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of June 30, 2016.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2016 and December 31, 2015.

	As of
(in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$21,255	$31,562
Accounts receivable	$4,283	$4,502
Due from Silvercrest Funds	$3,675	$4,330

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

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2016 and 2015. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(2,919)	$(1,510)
Net cash provided by (used in) investing activities	164	(3,826)
Net cash used in financing activities	(7,552)	(6,359)
Net change in cash	$(10,307)	$(11,695)

Operating Activities

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, operating activities used $2.9 million and $1.5 million, respectively. This difference is primarily the result of lower net income of $1.5 million, increased payouts of accrued compensation of $0.5 million, a decrease in distributions received from investment funds related to performance fees of $1.3 million, decreased accounts payable and accrued expenses of $0.1 million due mainly to the timing of certain payments to vendors and a decrease in deferred income taxes of $1.2 million primarily due to movements in discrete items recorded during the six months ended June 30, 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City. These changes were partially offset by decreased prepaid expense and other assets of $0.3 million due to the timing of certain payments to vendors, increased depreciation and amortization of $0.4 million due mainly to the amortization of intangibles related to the Jamison Acquisition, a decrease in the tax receivable adjustment of $0.9 million, increased equity-based compensation of $1.4 million related to the issuance of RSUs and increased receivables and due from Silvercrest funds of $0.1 million.

Investing Activities

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, investing activities provided $0.2 million and used $3.8 million, respectively. The primary source of cash during the six months ended June 30, 2016 was a reduction in restricted certificates of deposit of $0.5 million.  This was partially offset by cash paid at closing for the Cappiccille acquisition of $0.1 million and the acquisition of furniture, equipment and leasehold improvements. The use of cash during the six months ended June 30, 2015 was cash paid at the closing of the Jamison Acquisition of $3.6 million.

Financing Activities

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

For the six months ended June 30, 2016 and 2015, financing activities used $7.6 million and $6.4 million, respectively.  Distributions to partners during the six months ended June 30, 2016 and 2015 were $4.4 million and $4.1 million, respectively.  Payments on notes payable during the six months ended June 30, 2016 and 2015 were $1.0 million and $0.2 million, respectively.   During the six months ended June 30, 2016 and 2015, the Company paid dividends of $1.9 million to Class A shareholders.    During the six months ended June 30, 2016 and 2015, we made earnout payments of $0.6 million.

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

As of June 30, 2016, $0.3 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of June 30, 2016.

As of December 31, 2015, $0.5 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2015.

As of June 30, 2016 and December 31, 2015, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes in an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of June 30, 2016 and December 31, 2015, $1.8 million remained outstanding on the notes and accrued but unpaid interest was approximately $72 thousand and $32 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.   As of June 30, 2016 and December 31, 2015, $1.4 million and $2.2 million, respectively, remained outstanding on the notes and accrued but unpaid interest on the notes payable related to the Jamison Acquisition was approximately $0 and $55 thousand, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2016 or December 31, 2015.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended June 30, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 10, 2016.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2016 AUM	$12.5	$2.7	$2.0	$17.2
December 31, 2015 AUM	$12.5	$3.2	$2.4	$18.1

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

The average value of our assets under management for the three and six months ended June 30, 2016 was approximately $17.1 billion and $17.7 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.7 billion and $1.8 billion for the three and six months ended June 30, 2016, respectively, which would cause an annualized increase or decrease in revenues of approximately $7.7 million and $7.8 million for the three and six months ended June 30, 2016, respectively, at a weighted average fee rate for the three and six months ended June 30, 2016 of 0.45% and 0.44%, respectively.

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

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and six months ended June 30, 2016 and 2015 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2016.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

We are, and will continue to be, subject to litigation from time to time in the ordinary course of business.  Currently, there are no material legal proceedings pending or threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2016, in connection with the admission of partners to Silvercrest L.P., the Company issued 9,198 shares of Class B common stock to such partners at a price equal to the par value thereof in connection with the issuance of a like number of Class B units at a price of $13.19 per share, for an aggregate price of $121.  The proceeds will be used for general corporate purposes. The shares were issued pursuant to an exemption from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 4, 2016.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	August 4, 2016		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	August 4, 2016		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)