Form 10-K
period 2016-12-31
Silvercrest Asset Management Group Inc.
filed 2017-03-09
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $85.1 million based on the closing price of $12.24 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2016.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 7, 2017 were 8,074,197 and 4,866,303, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2016, our assets under management were $18.6 billion.

We were founded 14 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2016, we had 661 client relationships with an average size of $28 million that represented approximately 98% of our assets under management. Our top 50 relationships averaged $226 million in size, and such amount represented approximately 1.2% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 37%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23)% to 1,142%, with a mean of 44%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

Our organic growth has been complemented by selective hiring and by seven successfully completed strategic acquisitions that have expanded not only assets under management, but also our professional ranks, geographic footprint and service capabilities. We believe additional acquisitions will allow us to extend our geographic presence nationally. As we grow, we will maintain our value proposition to continue to deliver to our clients excellent investment performance together with excellent client service, the essence of what differentiates us from our competitors.

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

As of December 31, 2016, approximately 76% of our discretionary assets under management were held for individual clients and 24% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2016, approximately fifteen percent of our 119 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 20 years and, in some cases, even longer.

Our headquarters are located in New York City with additional offices in Massachusetts, Virginia and New Jersey. From inception, we have embraced an organizational structure in which the primary functions of client service, investments, technology and operations, and business administration are organized and staffed with professionals who specialize in each of those functions. This structure permits each professional to focus on his or her area of expertise without the distraction of other business responsibilities. At many other firms, the senior professionals are expected to serve multiple roles simultaneously, which we believe dilutes the value to clients and makes scaling the business effectively unachievable. We firmly believe that our business structure represents a better approach and will permit us to greatly expand our business on our existing platform.

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

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 57% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

We have a staff of eight professionals who work with our portfolio managers to deliver family office services to interested clients. The fees for family office services are negotiated with the client and generally are not asset-based. For this reason, the revenues generated by our family office services are non-correlated to market movements and provide us with a diversified source of earnings. We believe these family office services have been an attractive component of our overall value proposition and engender a stronger relationship with our clients, leading to greater client retention and the institutionalization of client relationships.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $18.6 billion as of December 31, 2016 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 34 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

Where appropriate, our portfolio managers are also encouraged to introduce our clients to our family office services capabilities and we have capacity for growth in client utilization of these services.  Five of our ten largest clients use our family office services and some of these clients have closed their own family offices to consolidate those activities with us. This is a profitable business for us and it serves to tighten our ties to those clients who avail themselves of the services we offer. It is also extremely useful to us in new business competitions where we use these services as a differentiator from our competitors. We continue to see the opportunity for greater penetration with our current clients in future years.

Complementing the efforts of our senior portfolio managers to cultivate client referrals, our business development team is charged with identifying newly-formed wealth (resulting from merger, acquisition or corporate finance) and then creating customized solicitations. Our objective is two-fold: we will expand awareness of our company and its capabilities by distributing our marketing materials to this new audience and we will attract a certain amount of new business. The basis of this effort is careful research designed to ascertain if the prospect has any relationship with us-or any of our clients or friends-and then our solicitation is tailored to those circumstances.

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

Acquired Growth

From our inception, our organic growth has been complemented by selective hiring and strategic acquisitions, which have served to enlarge our client base, expand our professional ranks, increase our geographic presence and broaden our service capabilities. We therefore expect to continue to recruit and hire senior portfolio managers with significant client relationships as well as successful investment professionals with capabilities currently not available internally to us. We have used acquisitions to extend our presence into new geographies (Boston, Virginia and New Jersey) and to gain new investment expertise. The seven strategic acquisitions we have successfully completed have allowed us to benefit from economies of scale and scope.

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

Institutional Growth

After eight years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

We are on the “approved” lists of certain prominent institutional investment consultants, which means that these consultants would be prepared to recommend our firm to clients in search of a particular investment strategy for their clients. This has significantly enhanced our ability to win mandates these consultants seek for their institutional clients and as a result we have won institutional mandates in our equity strategies. We expect this trend to continue once it is publicly known that these and other institutions have engaged us to manage significant portfolios for them. The importance of institutional growth to our company is noteworthy: institutional assets will likely expand not only our assets under management but also our profit margins; and the painstaking due diligence conducted by these institutions before selecting us will ratify and confirm the decisions to hire us made by our individual clients.

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

Delivering Investment Performance

The Investment Policy & Strategy Group, or IPSG, which is comprised of our chief strategist and several of our senior portfolio managers, is charged with the responsibility of adding value through asset allocation and manager selection. This is done through the use of our proprietary investment management by our internal analysts, and by those whom we believe are best-of-breed external managers.

The IPSG develops model asset allocations assuming differing levels of risk, liquidity and income tolerance as well as conducting outside manager due diligence. Our proprietary model portfolio structures are not merely a backward-looking, mechanical exercise based on the past performance of different asset classes. Instead, our IPSG overlays our judgment on the likely future performance of different asset classes in arriving at optimal portfolio structures. None of our dedicated investment analysts serves on this committee, which safeguards the independence of the IPSG’s recommendations.

Our portfolio managers are responsible for creating a customized investment program for each client based upon the IPSG’s work. An interactive dialogue ensures that each portfolio plan is based upon each client’s defined written objectives. Each client’s portfolio strategy takes into account that client’s risk tolerance, income and liquidity requirements as well as the effect of diversifying out of low-basis and/or sentimental holdings.

Historically, the IPSG has added value to our clients’ portfolios through asset allocation weightings and manager selection.

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

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S. equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 62% of our total assets under management are managed in our proprietary investment strategies.

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

Once stocks have been approved for investment from this body of research, they become part of one or more model equity portfolios. These are generally large cap, small cap, Smid cap, multi-cap, equity income and focused value. Each stock position is continually monitored against its investment thesis to ensure investment discipline, and we employ a strict discipline to trim or sell securities in the following circumstances:

•	when a stock is excessively valued in our models or the best case scenario is reflected in the stock price;
•	due to a stock’s outperformance, which can adversely affect a portfolio’s diversification;
•	due to underperformance, when a stock trails relevant benchmarks by more than 10%; or
•	when the investment thesis changes, due to a loss of confidence in management, a change in business prospects or the deterioration in earnings quality.

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2016:

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/16	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	14.7	8.6	14.4	12.3	8.3
Russell 1000 Value Index		17.3	8.6	14.8	12.7	7.3

Small Cap Value Composite	4/1/02	30.2	10.5	16.8	15.7	11.7
Russell 2000 Value Index		31.7	8.3	15.1	13.1	8.7

Smid Cap Value Composite	10/1/05	29.4	11.4	16.6	14.6	10.5
Russell 2500 Value Index		25.2	8.2	15.0	13.5	8.0

Multi Cap Value Composite	7/1/02	19.0	10.0	15.8	14.0	9.6
Russell 3000 Value Index		18.4	8.6	14.8	12.8	8.1

Equity Income Composite	12/1/03	22.9	10.9	16.1	14.5	11.9
Russell 3000 Value Index		18.4	8.6	14.8	12.8	8.3

Focused Value Composite	9/1/04	21.2	11.0	16.2	13.5	11.1
Russell 3000 Value Index		18.4	8.6	14.8	12.8	8.0

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2016:

Our fixed income strategy employs a bottom-up fundamental value approach designed to minimize the risk of loss. Almost all of our bond portfolios are highly customized and focused on income and liquidity generation as opposed to capital appreciation.

Outsourced Manager Selection

Recognizing the value of diversification to our clients, we offer a variety of outsourced investment capabilities designed to complement our proprietary capabilities. These outsourced capabilities include managers who have long records of success in managing growth equities, international equities, taxable high-yield bonds, hedge funds and other strategies not offered on a proprietary basis by us. In selecting these managers, we utilize an investment manager database for initial screening and then a dedicated staff conducts on-site due diligence. Potential managers are reviewed and selected by our IPSG. Our selection criteria include the following:

•	Highly Consistent Returns. We emphasize consistency of performance over strong performance marked by high volatility.
•	Tax Sensitivity. We seek managers with a low turnover style of management designed to achieve attractive after-tax rates of return.
•	Solid Operations and Technology. We require each manager to produce evidence that it has strong technology and operations capabilities as well as vigorous compliance adherence.
•	Alignment of Interest. We require evidence that the strategy’s key people have significant equity in their company and are motivated to stay in place.
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

Delivering Client Service

We take a holistic approach to client service, whereby a senior portfolio manager spearheads the coordination of the IPSG recommendations, family office services work and the investment management team in order to deliver the full range of our capabilities to the client.

Five out of our ten largest high net worth clients use one or more components of our family office services. We believe that this is an attractive growth area for our company and we have initiated plans to increase the provision of these services to both broaden relationships with existing clients and to attract potential clients. Our family office services are profitable and are not used as a loss-leader for attracting clients. Our family office capabilities include the following:

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

Employees

As of December 31, 2016, we had 115 full-time employees and four part-time employees.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees are good.

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

Set forth below is our holding company structure and ownership as of December 31, 2016.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,866,303 Class B units as of December 31, 2016, which represents the right to receive approximately 40.9% of the distributions made by Silvercrest L.P. The principals also collectively hold 728,673 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 5.3% of the distributions made by Silvercrest L.P. The 728,673 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 8,074,197 Class A units, which represents the right to receive approximately 59.1% of the distributions made by Silvercrest L.P. The 728,673 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

Pursuant to the mandate of the Dodd-Frank Act, the SEC and the CFTC have adopted certain reporting requirements that require us to report certain information about a number of our private funds, commodity pools and commodity trading advisers, including regulations promulgated under the authority given to the SEC and CFTC under Sections 404 and 406 of the Dodd-Frank Act requiring a Form-PF and/or a CTA-PQR and CTA-PR to be filed by us. These filings have required and will continue to require investments in people and systems to ensure timely and accurate reporting. Further, we will need to monitor compliance with new SEC and CFTC rules concerning swaps and other derivatives including, among other things, designated trading venues, mandated central clearing arrangements and other conduct requirements.

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

Other Jurisdictions

The Alternative Investment Fund Managers Directive (“AIFMD”) entered into effect in the European Union (“EU”) on July 22, 2013. The AIFMD imposes significant regulatory requirements on alternative investment fund managers ("AIFMs''), operating within the EU, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that will need to be satisfied for non-EU AIFMs to market alternative investment funds ("AIFs'') into EU Member States. To date, we have not registered any funds in EU Member States pursuant to the AIFMD, but may do so in the future.  Should SAMG LLC or any other our other affiliates market AIFs in the EU, it and such funds will be subject to significant conditions on their respective operations.

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

We have presented the historical returns of our existing investment strategies outlined under “Business” in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2016 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008, the first quarter of 2009, the second quarter of 2010 and the third quarter of 2015, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2016, $13.3 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represents approximately 91% of our investment management fees for the twelve months ended December 31, 2016. In addition, $0.5 billion of our assets under management were invested in private partnerships, as of December 31, 2016, the revenue from these private partnerships representing approximately 9% of our investment management fees for the twelve months ended December 31, 2016. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

A significant portion of our assets under management are or may be derived from a small number of clients, the loss of which could significantly reduce our investment management fees and have a material adverse effect on our results of operations.

Certain of our strategies are or may derive a significant portion of their total assets under management from assets of a single client or a small number of clients. If any such clients withdraw all or a portion of their assets under management, our business would be significantly affected, which would negatively impact our investment management fees and could have a material adverse effect on our results of operations and financial condition.

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

We derive our revenues principally from our assets under management, which may be reduced by our clients, or investors in the mutual funds we sub-advise, at any time. A client may reduce his assets under management with us by re-allocating all or any portion of the assets that we manage away from us at any time with little or no notice. In addition, investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. A client may also reduce his assets under management with us through the termination of his investment advisory agreement with us. Our investment manaement agreements are terminable by our clients upon short notice or no notice. These investment management agreements and client relationships may be terminated or not renewed for any number of reasons. The decrease in revenues that could result from a reduction in assets under management or the termination of a material client relationship or group of client relationships could have a material adverse effect on our business.

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

As of December 31, 2016, our Core International Equity Strategy, which invests in companies domiciled outside of the United States, accounted for approximately 0.3% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2016, $8 billion, representing 42% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2016 were Large Cap, Small Cap, Multi Cap, Equity Income and Focused Value which represented 7%, 19%, 5%, 8% and 2% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

Our ability to attract and retain qualified personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. Historically we have offered key employees equity ownership through interests in Silvercrest L.P. Those key employees who are currently limited partners of Silvercrest L.P. hold these interests in the form of Class B units. We expect our compensation structure to include a combination of cash and equity-based incentives as appropriate. Although we intend for overall compensation levels to remain commensurate with amounts paid to our key employees in the past, we may not be successful in designing and implementing an attractive compensation model. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel. If we are unable to retain key personnel, our results of operations may be negatively affected.

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

We provide a broad range of services to the Silvercrest Funds and family office services, which may expose us to liability.

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

Accounts sourced through consultant-led searches have been, and may continue to be, a major component of our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2016 we had approximately $3.3 billion in assets under management from third party distribution channels, which constituted approximately 17.9% of our total assets under management. If we fail to successfully maintain these third-party distribution channels, our business could be materially and adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $18.6 billion as of December 31, 2016. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

The subsidiaries of Silvercrest L.P. entered into a credit facility in June 2013, pursuant to which the subsidiaries of Silvercrest L.P. will be able to borrow up to $15.0 million in principal amount from time to time for working capital needs and other purposes. Although we believe that available borrowings under our credit facility and future cash flow from operations will be sufficient to meet our working capital requirements for normal operations pursuant to our business plan, these sources of capital may not fully fund our growth strategy in the immediate future. If we decide to pursue future acquisitions, we may draw down proceeds from our existing credit facilities and then raise additional capital through the incurrence of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions. This could result in dilution of existing common stockholders’ equity positions, increased interest expense and decreased net income. In addition, significant capital requirements associated with such investments may impair our ability to make distributions to our Class A common stockholders.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) future exchanges of Class B units as described above would aggregate approximately $16.9 million over a 15-year period and assuming all future exchanges or purchases, other than the purchases in connection with our initial public offering, would occur one year after our initial public offering. Under such scenario we would be required to pay the holders of Class B limited partnership units 85% of such amount, or approximately $14.4 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $14.5 million in the aggregate under the tax receivable agreement.

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

We have 8,074,197 shares of our Class A common stock outstanding as of March __, 2017. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2016, we have reserved for issuance 690,077 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

The following table presents information on the high and low sales prices per share as reported on The Nasdaq Global Market for our Class A common stock for the periods indicated and dividends declared during such periods:

	2016
	High	Low	Dividends Declared Per Share
First Quarter	$13.15	$9.84	$0.12
Second Quarter	$13.56	$11.65	$0.12
Third Quarter	$12.88	$11.50	$0.12
Fourth Quarter	$13.85	$11.07	$0.12

	2015
	High	Low	Dividends Declared Per Share
First Quarter	$15.60	$13.00	$0.12
Second Quarter	$16.14	$12.56	$0.12
Third Quarter	$14.91	$10.19	$0.12
Fourth Quarter	$12.98	$10.70	$0.12

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2016.

Holders

As of March 1, 2017, there were five holders of record of our Class A common stock and 44 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

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

During each of 2016 and 2015, we paid quarterly dividends totaling $0.48 per share of Class A common stock or $3.9 million and $3.8 million in 2016 and 2015, respectively.  In February 2017, our board of directors declared a dividend of $0.12 per share, or an aggregate of approximately $1.0 million, to our Class A common shareholders in respect of the fourth quarter of 2016 payable on March 17, 2017 to holders of record of Class A common stock at the close of business on March 10, 2017.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	980,883	$ 13.23	690,077
Equity compensation plans not approved by security holders	—	—	—
Total	980,883	$ 13.23	690,077

A total of 1,670,960 shares of Class A common stock were registered, 966,510 shares of restricted stock were granted in August 2015 and 14,373 shares of restricted stock were granted in May 2016, and 690,077 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2016.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from June 27, 2013 (the date our Class A common stock first began trading on The Nasdaq Global Market) through December 31, 2016, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 42 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on June 26, 2013 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $11.00 per share.

Index	6/26/2013	6/30/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Silvercrest Asset Management Group Inc.	100.00	109.09	156.17	159.75	147.63	135.07	116.58	122.53	134.15
S&P500	100.00	100.20	116.54	124.86	132.49	134.12	134.33	139.48	150.39
SNL Asset Manager*	100.00	100.35	127.71	128.90	134.73	134.96	114.90	107.72	121.55

*As of 12/31/2016, the SNL Asset Manager Index comprised the following companies: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Apollo Global Mgmt LLC; Ares Mgmt LP; Artisan Partners Asset Mgmt.; Ashford Inc.; Associated Capital Group; BlackRock Inc.; Blackstone Group L.P.; Calamos Asset Mgmt Inc.; Carlyle Group L.P.; Cohen & Steers Inc.; Diamond Hill Investment Group; Eaton Vance Corp.; Federated Investors Inc.; Fifth Street Asset Management; Financial Engines Inc.; Fortress Investment Group LLC; Franklin Resources Inc.; GAMCO Investors Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Capital Group Inc.; KKR & Co. L.P.; Legg Mason Inc.; Manning & Napier; Medley Management Inc.; NorthStar Asset Management;  Oaktree Capital Group LLC; Och-Ziff Capital Mgmt Group; OM Asset Management plc; Pzena Investment Mgmt Inc.; Safeguard Scientifics Inc.; SEI Investments Co.; Silvercrest Asset Mgmt Group; T. Rowe Price Group Inc.; U.S. Global Investors Inc.; Virtus Investment Partners; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments Inc.; ZAIS Group Holdings Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  The consolidated statement of financial position data as of December 31, 2012, the portion of the operating results included in the consolidated statement of operations data for the year ended December 31, 2013 that relates to the six months ended June 30, 2013, and the operating results included in the consolidated statement of operations data for the year ended 2012, are those of Silvercrest L.P., our predecessor for accounting purposes.  The consolidated statement of operations data for the year ended December 31, 2013 represents the combination of Silvercrest L.P.’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operations for the six months ended December 31, 2013.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Management and advisory fees	$76,185	$71,759	$65,026	$53,465	$46,069
Performance fees and allocations	322	11	221	1,830	714
Family office services	3,755	3,368	4,225	4,756	4,907
Total revenue	80,262	75,138	69,472	60,051	51,690
Expenses:
Compensation and benefits	49,009	42,856	40,290	30,322	19,108
General and administrative	16,617	15,325	13,860	13,197	13,680
Total expenses	65,626	58,181	54,150	43,519	32,788
Income before other income (expense), net	14,636	16,957	15,322	16,532	18,902
Other income (expense), net:
Other income (expense)	(105)	1,268	876	3,118	123
Interest income	61	72	69	92	145
Interest expense	(228)	(261)	(381)	(447)	(304)
Equity income (loss) from investments	304	18	1,208	21	1,911
Total other income (expense), net	32	1,097	1,772	2,784	1,875
Income before (provision) benefit for income taxes	14,668	18,054	17,094	19,316	20,777
Provision for income taxes	(4,686)	(6,969)	(6,386)	(2,148)	(1,057)
Net income	9,982	11,085	10,708	17,168	$19,720
Less: net income attributable to non-controlling interests	(4,967)	(5,761)	(5,933)	(3,478)
Net income attributable to Silvercrest	$5,015	$5,324	$4,775	$13,690

Net income per share/unit:
Basic	$0.62	$0.68	$0.63	$1.68	$1.87
Diluted	$0.62	$0.68	$0.63	$1.63	$1.84

Weighted average shares/units outstanding:
Basic	8,031,161	7,855,038	7,600,739	8,145,476	10,544,323
Diluted	8,038,177	7,855,038	7,600,739	8,374,025	10,690,775

Dividends paid per share	$0.48	$0.48	$0.48	$0.12

Selected statements of financial position data:
Total assets	$112,281	$108,211	$99,696	$100,727	$52,454
Notes payable	2,486	4,514	4,148	11,303	3,315
Total liabilities	46,197	46,574	46,634	52,562	14,317
Redeemable partners’ capital	—	—	—	—	98,607
Stockholders’ equity/Partners’ deficit	47,305	45,835	42,516	41,222	(60,470)
Non-controlling interests	18,779	15,802	10,546	6,943	—

Selected other data:
Assets under management (in billions) (1)	$18.6	$18.1	$17.9	$15.7	$11.2
(1)	As of the last day of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2016, our assets under management grew 2.8% from $18.1 billion to $18.6 billion.  On June 30, 2015, we acquired $0.7 billion of assets under management in connection with the Jamison Acquisition (as defined herein).  Our total assets under management exclude approximately $14.5 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with the Jamison Acquisition.  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  Silvercrest L.P. has issued restricted stock units exercisable for 728,674 Class B units, respectively, which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding.  Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 38% partnership interest in Silvercrest L.P. as of December 31, 2016 are reflected in non-controlling interests in our Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2016	2015	2014
Revenue	$80,262	$75,138	$69,472
Income before other income (expense), net	$14,636	$16,957	$15,322
Net income	$9,982	$11,085	$10,708
Net income margin	12.4%	14.8%	15.4%
Net income attributable to Silvercrest	$5,015	$5,324	$4,775
Adjusted EBITDA (1)	$22,453	$21,858	$21,141
Adjusted EBITDA margin (2)	28.0%	29.1%	30.4%
Assets under management at period end (billions)	$18.6	$18.1	$17.9
Average assets under management (billions) (3)	$18.4	$18.0	$16.8
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

(2)	Adjusted EBITDA margin, a non-GAAP measure of earnings, is calculated by dividing Adjusted EBITDA by total revenue.
(3)	We have computed average assets under management by averaging assets under management at the beginning of the applicable period and assets under management at the end of the applicable period.

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

The discretionary investment management agreements for our separately managed accounts do not have a specified term. Rather, each agreement may be terminated by either party at any time, unless otherwise agreed with the client, upon written notice of termination to the other party. The investment management agreements for our private funds are generally in effect from year to year, and may be terminated at the end of any year (or, in certain cases, on the anniversary of execution of the agreement) (i) by us upon 30 or 90 days’ prior written notice and (ii) after receiving the affirmative vote of a specified percentage of the investors in the private funds that are not affiliated with us, by the private fund on 60 or 90 days’ prior written notice. The investment management agreements for our private funds may also generally be terminated effective immediately by either party where the non-terminating party (i) commits a material breach of the terms subject, in certain cases, to a cure period, (ii) is found to have committed fraud, gross negligence or willful misconduct or (iii) becomes bankrupt, becomes insolvent or dissolves. Each of our investment management agreements contains customary indemnification obligations from us to our clients. The tables below set forth the amount of assets under management, the percentage of management and advisory fees revenues, the amount of revenue recognized, and the average assets under management for discretionary managed accounts and for private funds for each period presented.

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2016	2015	2014
AUM concentrated in Discretionary Managed Accounts	$13.3	$11.6	$10.6
Average AUM For Discretionary Managed Accounts	$12.2	$11.1	$10.0
Discretionary Managed Accounts Revenue (in millions)	$69.1	$63.6	$55.8
Percentage of management and advisory fees revenue	92%	88%	86%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2016	2015	2014
AUM concentrated in Private Funds	$0.5	$0.5	$1.0
Average AUM For Private Funds	$0.5	$0.6	$0.9
Private Funds Revenue (in millions)	$7.1	$8.1	$9.2
Percentage of management and advisory fees revenue	8%	11%	14%

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

Average management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.44%, 0.42% and 0.41% for the years ended December 31, 2016, 2015 and 2014, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2016, 2015 and 2014. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Cash compensation and benefits (1)	$45,781	$41,332	$39,277
Distributions on liability awards (2)	—	—	1
Non-cash equity-based compensation expense	3,228	1,524	1,012
Total compensation expense	$49,009	$42,856	$40,290
(1)	For the years ended December 31, 2016, 2015 and 2014, $20,868, $18,535 and $18,653 of partner incentive payments were included in cash compensation and benefits expense, respectively.
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

During 2016 and 2015, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  Information regarding restricted stock units can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Non-Controlling Interests

We are the general partner of Silvercrest L.P. and control its business and affairs and, therefore, consolidate its financial results with ours. In light of the limited partners’ interest in Silvercrest L.P., we reflect their partnership interests as non-controlling interests in our Consolidated Financial Statements.

Provision for Income Tax

We are subject to taxes applicable to C-corporations. Our effective tax rate, and the absolute dollar amount of our tax expense, will be offset by the benefits of the tax receivable agreement entered into with our Class B stockholders.

As a result of the 2016 U.S. general election and ongoing activity in the U.S. Congress on tax reform proposals, there is a heightened possibility of significant changes to U.S. federal income tax laws.  From time to time, legislative proposals have been introduced that, if enacted, could have a material and adverse effect on us.  We are unable to predict when or if such legislation would be introduced, whether or not such legislation would be enacted, what specific provisions would be included or what the effective date would be, and as a result the ultimate impact of such legislation is uncertain.

Acquisitions

On December 15, 2015, we executed an Asset Purchase Agreement (the “Cappiccille Asset Purchase Agreement”), by and among Silvercrest, SLP, SAMG LLC and Cappiccille & Company, LLC (“Cappiccille”), and Michael Cappiccille, to acquire certain assets of Cappiccille.  The transaction contemplated by the Cappiccille Asset Purchase Agreement closed on January 11, 2016 and is referred to herein as the “Cappiccille Acquisition”.

On March 30, 2015, we executed an Asset Purchase Agreement (the “Jamison Asset Purchase Agreement”), by and among Silvercrest, Silvercrest L.P., SAMG LLC and Jamison Eaton & Wood, Inc. (“Jamison”), and Keith Wood, Ernest Cruikshank, III, William F. Gadsden and Frederick E. Thalmann, Jr., each such individual a principal of Jamison, to acquire certain assets of Jamison.  The transaction contemplated by the Jamison Asset Purchase Agreement closed on June 30, 2015 and is referred to herein as the “Jamison Acquisition”.

Information regarding the Cappiccille and Jamison Acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Operating Results

Revenue

Our revenues for the years ended December 31, 2016, 2015 and 2014 are set forth below:

For the Years Ended December 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Management and advisory fees	$76,185	$71,759	$4,426	6.2%
Performance fees and allocations	322	11	311	NM
Family office services	3,755	3,368	387	11.5%
Total revenue	$80,262	$75,138	$5,124	6.8%

For the Years Ended December 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Management and advisory fees	$71,759	$65,026	$6,733	10.4%
Performance fees and allocations	11	221	(210)	(95.0)%
Family office services	3,368	4,225	(857)	(20.3)%
Total revenue	$75,138	$69,472	$5,666	8.2%

The growth in our assets under management from January 1, 2014 to December 31, 2016 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2014	10.1	5.6	15.7	(1)
Gross client inflows	3.2	0.5	3.7
Gross client outflows	(2.3)	(0.7)	(3.0)
Market appreciation	0.6	0.9	1.5
As of December 31, 2014	11.6	$6.3	$17.9	(1)
Gross client inflows	4.3	0.3	4.6
Gross client outflows	(3.4)	(0.3)	(3.7)
Market depreciation	(0.4)	(0.2)	(0.7)
As of December 31, 2015	$12.1	$6.0	$18.1	(1)
Gross client inflows	4.6	0.3	4.9
Gross client outflows	(4.2)	(1.2)	(5.4)
Market appreciation (depreciation)	1.3	(0.3)	1.0
As of December 31, 2016	$13.8	$4.8	$18.6	(1)

(1)	Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE	ANNUALIZED PERFORMANCE
AS OF 12/31/16	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	14.7	8.6	14.4	12.3	8.3
Russell 1000 Value Index		17.3	8.6	14.8	12.7	7.3

Small Cap Value Composite	4/1/02	30.2	10.5	16.8	15.7	11.7
Russell 2000 Value Index		31.7	8.3	15.1	13.1	8.7

Smid Cap Value Composite	10/1/05	29.4	11.4	16.6	14.6	10.5
Russell 2500 Value Index		25.2	8.2	15.0	13.5	8.0

Multi Cap Value Composite	7/1/02	19.0	10.0	15.8	14.0	9.6
Russell 3000 Value Index		18.4	8.6	14.8	12.8	8.1

Equity Income Composite	12/1/03	22.9	10.9	16.1	14.5	11.9
Russell 3000 Value Index		18.4	8.6	14.8	12.8	8.3

Focused Value Composite	9/1/04	21.2	11.0	16.2	13.5	11.1
Russell 3000 Value Index		18.4	8.6	14.8	12.8	8.0

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

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Our total revenue increased by $5.1 million, or 6.8%, to $80.3 million for year ended December 31, 2016, from $75.2 million for year ended December 31, 2015. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management mainly as a result of the Jamison Acquisition, and, to a lesser extent, by growth in our family office services fees, mainly as a result of the Cappiccille Acquisition.  Revenue related to the Jamison Acquisition for the year ended December 31, 2016 was $4.9 million and for the six months ended December 31, 2015 was $2.6 million.  Revenue related to the Cappiccille Acquisition for the year ended December 31, 2016 was $0.6 million.

Assets under management increased by $0.5 billion, or 2.8%, to $18.6 billion at December 31, 2016 from $18.1 billion at December 31, 2015. Our growth in assets under management for the year ended December 31, 2016 was attributable to an increase in discretionary assets under management of $1.7 billion partially offset by a decrease of $1.2 billion in non-discretionary assets under management. The growth in our discretionary assets under management was primarily driven by net gross client inflows.  With respect to our discretionary assets under management, equity assets grew by 19.3% during the year ended December 31, 2016 and fixed income assets decreased by 2.8% during the same period. With respect to our discretionary assets under management, most of our growth came from our small cap value, small cap concentrated, Smid cap value and real estate investment trust strategies with composite returns of 30.5%, 30.3%, 29.8% and 24.4%, respectively, for the year ended December 31, 2016. Compared to the year ended December 31, 2015, there was an increase of $0.3 billion of client inflows, an increase of $1.7 billion in client outflows, and an increase of $1.7 billion in market appreciation. Our market appreciation during the year ended December 31, 2016 constituted a 5.5% rate of increase in our total assets under management compared to December 31, 2015, as compared to our market depreciation during the year ended December 31, 2015 which constituted a 3.9% rate of decrease in our total assets under management compared to December 31, 2014.  Sub-advised fund management revenue decreased by $0.2 million for the year ended December 31, 2016 as compared to the prior year.  Proprietary fund management revenue decreased by $1.1 million for the year ended December 31, 2016 as compared to the prior year.  As of December 31, 2016, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue increased by $0.4 million or 11.5% to $3.8 million for the year ended December 31, 2016, from $3.4 million for the year ended December 31, 2015.  The increase is primarily the result of the Cappiccille Acquisition.

Performance fee revenue increased by $0.3 million to $0.3 million for the year ended December 31, 2016 from $11 thousand for the year ended December 31, 2015. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
(in billions)	2016	2015	2014
Total AUM as of January 1,	$18.1	$17.9	$15.7
Discretionary AUM:
Total Discretionary AUM as of January 1,	12.1	11.6	10.1
New client accounts/assets	0.6	1.3	0.7	(1)
Closed accounts	(0.1)	(0.2)	—	(2)
Net cash inflow/(outflow)	(0.2)	(0.2)	0.2	(3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation/(depreciation)	1.4	(0.4)	0.6
Change to Discretionary AUM	1.7	0.5	1.5
Total Discretionary AUM at December 31,	13.8	12.1	11.6
Change to Non-Discretionary AUM	(1.2)	(0.3)	0.7	(5)
Total AUM as of December 31,	$18.6	$18.1	$17.9

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2016, 2015 and 2014 are set forth below:

For the Years Ended December 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Compensation and benefits (1)	$49,009	$42,856	$6,153	14.4%
General and administrative	16,617	15,325	1,292	8.4%
Total expenses	$65,626	$58,181	$7,445	12.8%

For the Years Ended December 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Compensation and benefits (1)	$42,856	$40,290	$2,566	6.4%
General and administrative	15,325	13,860	1,465	10.6%
Total expenses	$58,181	$54,150	$4,031	7.4%

(3)	For the years ended December 31, 2016 and 2015, $20,868 and $18,535, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2016. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Total expenses increased by $7.4 million, or 12.8%, to $65.6 million for the year ended December 31, 2016 from $58.2 million for the year ended December 31, 2015. This increase was primarily attributable to increases in compensation and benefits expense of $6.1 million and an increase in general and administrative expenses of $1.3 million.

Compensation and benefits expense increased by $6.1 million, or 14.4%, to $49.0 million for the year ended December 31, 2016 from $42.9 million for the year ended December 31, 2015. The increase was primarily attributable to an increase in the accrual for bonuses of $2.5 million, an increase in benefits costs of $0.2 million, an increase in equity-based compensation of $1.7 million due to the granting of restricted stock units in August 2015 and May 2016 and an increase in salaries expense of $1.7 million primarily as a result of both merit-based increases and increased headcount due to the Jamison and Cappiccille acquisitions.

General and administrative expenses increased by $1.3 million, or 8.4%, to $16.6 million for the year ended December 31, 2016 from $15.3 million for the year ended December 31, 2015. This increase was primarily due to an increase in investment research costs of $0.2 million, mainly as a result of the Jamison Acquisition, an increase in occupancy and related costs of $0.1 million, an increase in client reimbursements of $0.1 million, an increase in business taxes of $0.1 million, an increase to our accounts receivable reserve of $0.3 million in conjunction with increased revenue levels, an increase in the fair value of earnout payments related to the acquisitions of Milbank Winthrop & Co., (“Milbank”) and Jamison of $0.4 million and an increase in depreciation and amortization of $0.3 million due primarily to intangibles acquired as part of the Jamison Acquisition.  This was partially offset by a decrease in professional fees of $0.2 million.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Other income (expense), net	$(105)	$1,268	$(1,373)	-108.3%
Interest income	61	72	(11)	-15.3%
Interest expense	(228)	(261)	33	-12.6%
Equity income from investments	304	18	286	NM
Total other income (expense), net	$32	$1,097	$(1,065)	-97.1%

For the Years Ended December 31,
(in thousands)	2015	2014	2015 vs. 2014 ($)	2015 vs. 2014 (%)
Other income, net	$1,268	$876	$392	44.7%
Interest income	72	69	3	4.4%
Interest expense	(261)	(381)	120	31.5%
Equity income from investments	18	1,208	(1,190)	-98.5%
Total other income (expense), net	$1,097	$1,772	$(675)	-38.1%

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Other income (expense), net decreased by $1.1 million to $32 thousand for the year ended December 31, 2016 from $1.1 million for the year ended December 31, 2015 primarily due to a $1.3 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2015.  The adjustment in fair value is a result of a reduction in the future effective corporate tax rate in New York City as a result of a law change.   Equity income from investments increased by $0.3 million in 2016 as compared with the same period in the prior year as a result of increased performance fee allocations.  Interest expense decreased for the year ended December 31, 2016 as compared to the prior year as a result of payments made on notes payable resulting in lower outstanding balances.

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

Provision for Income Taxes

Year Ended December 31, 2016 versus Year Ended December 31, 2015

The provision for income taxes was $4.7 million and $7.0 million for the year ended December 31, 2016 and 2015, respectively. The change was a result of both the recognition of decreased corporate income tax expense related to decreased profitability for the year ended December 31, 2016 as compared with the comparable period in the prior year, and a decrease in deferred tax expense due to a discrete item recorded during the year ended December 31, 2015 related to a reduction in future statutory corporate tax rates in New York City.  Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2016 and 2015 was 31.9% and 38.6%, respectively.

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
•

We define Adjusted EBITDA as EBITDA without giving effect to the Delaware franchise tax, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense.  We feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted EBITDA, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings of the Company, taking into account earnings attributable to both Class A and Class B shareholders.

•

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.  We feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted EBITDA Margin, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring profitability of the Company, taking into account profitability attributable to both Class A and Class B shareholders.

•

Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. Furthermore, Adjusted Net Income includes income tax expense assuming a blended corporate rate of 40%.  We feel that it is important to management and investors to supplement our consolidated financial statements presented on a GAAP basis with Adjusted Net Income, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring income of the Company, taking into account income attributable to both Class A and Class B shareholders.

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

Adjusted EBITDA

	Year Ended December 31,
	2016	2015	2014
Reconciliation of non-GAAP financial measure:
Net income	$9,982	$11,085	$10,708
GAAP Provision for income taxes	4,686	6,969	6,386
Delaware Franchise Tax	182	190	180
Interest expense	228	261	381
Interest income	(61)	(72)	(69)
Depreciation and amortization	2,664	2,359	1,968
Equity-based compensation	3,228	1,524	1,044
Other adjustments (A)	1,544	(458)	543
Adjusted EBITDA	$22,453	$21,858	$21,141
Adjusted EBITDA Margin	28.0%	29.1%	30.4%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$9,982	$11,085	$10,708
GAAP Provision for income taxes	4,686	6,969	6,386
Delaware Franchise Tax	182	190	180
Other adjustments (A)	1,544	(458)	543
Adjusted earnings before provision for income taxes	16,394	17,786	17,817
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(6,558)	(7,114)	(7,127)

Adjusted net income	$9,836	$10,672	$10,690

GAAP net income per share (B):
Basic and diluted	$0.62	$0.68	$0.63
Adjusted earnings per share/unit (B):
Basic	$0.76	$0.84	$0.87
Diluted	$0.72	$0.78	$0.86
Shares/units outstanding:
Basic Class A shares outstanding	8,074	7,990	7,768
Basic Class B shares/units outstanding	4,866	4,695	4,520
Total basic shares/units outstanding	12,940	12,685	12,288
Diluted Class A shares outstanding (C)	8,085	7,990	7,768
Diluted Class B shares/units outstanding (D)	5,595	5,666	4,663
Total diluted shares/units outstanding	13,680	13,656	12,431

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2016	2015	2014
Client reimbursement	$—	$46	$125
Acquisition costs (a)	22	281	—
Severance	—	48	—
Non-acquisition expansion costs (b)	310	361	240
Other (c)	1,212	(1,194)	178
Total other adjustments	$1,544	$(458)	$543
(a)

In 2016, represents legal fees of $12 related to the Cappiccille acquisition and professional fees of $10 related to the Jamison Acquisition.  In 2015, primarily represents legal fees of $105 and other professional fees of $164 associated with the Jamison acquisition.

(b)

In 2016, represents $310 of accrued earnout related to our Richmond, VA office expansion.  In 2015, represents $292 of accrued earnout and $69 of professional fees related to our Richmond, VA office expansion.  In 2014, represents $185 of accrued earnout and $55 of professional fees related to our Richmond, VA office expansion.

(c)

In 2016, represents a sign on bonus of $364 paid to a new employee, compensatory incentive fees of $322 paid to a former Marathon Capital Group, LLC principal, costs associated with the upgrade of our telephone system of $82, software implementation costs of $13, professional fees related to a mock compliance audit of $78, professional fees related to a mock Sarbanes 404 audit of $43, a fair value adjustment to the Milbank contingent purchase price consideration of $80, a fair value adjustment to the Jamison contingent purchase price consideration of $79 and a true-up adjustment to our tax receivable agreement of $152.  This was partially offset by a fair value adjustment to the Cappiccille contingent purchase price consideration of ($7).  In 2015, represents professional fees of $57 related to the initial award agreements of restricted stock unit grants, relocation expenses for a specific partner of $28, software implementation costs of $40, professional fees of $49 related to a telecom project and compensatory incentive fees of $11 paid to a former Marathon Capital Group, LLC principal.  This was offset by a fair value adjustment to the Milbank contingent purchase price consideration of ($82), a fair value adjustment to the Jamison contingent purchase price consideration of ($87) and a true-up adjustment to our tax receivable agreement of ($1,209). The adjustment in fair value of the tax receivable agreement is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement.  In 2014, represents $51 in professional fees related to the modification of certain partner redemption notes, a fair value adjustment to the Milbank contingent consideration of $541, a one-time charitable donation of $30, professional fees of $13 related to the estate of our former Chief Executive Officer, compensatory incentive fees of $178 paid to a former Marathon Capital Group, LLC principal and $78 of professional fees related to our shelf registration filing, offset by an $713 true-up adjustment to our tax receivable agreement.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 10,582 unvested restricted stock units at December 31, 2016.
(D)	Includes 728,674 unvested restricted stock units at December 31, 2016. Includes 4,911 unvested deferred equity units and 966,510 unvested restricted stock units at December 31, 2015.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that was scheduled to mature on December 24, 2016.  On December 23, 2016, the revolving credit facility was extended for one year to December 23, 2017.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of December 31, 2016 and 2015, there were no borrowings outstanding on the revolving credit facility. As of December 31, 2016 and 2015, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018.  Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of December 31, 2016 and 2015.

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

Seasonality typically affects cash flow since the first quarter of each year, includes as a source of cash, the prior year’s annual performance fee payments, if any, from our various funds and external investment strategies and, as a use of cash, the prior fiscal year’s incentive compensation. We believe that we have sufficient cash from our operations to fund our operations and commitments for the next twelve months.

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2016, December 31, 2015 and December 31, 2014.

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash and cash equivalents	$37,517	$31,562	$30,820
Accounts receivable	$6,270	$4,502	$4,534
Due from Silvercrest Funds	$2,876	$4,330	$3,797

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $14.5 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2016, 2015 and 2014. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$17,978	$16,243	$20,351
Net cash used in investing activities	(284)	(3,936)	(2,034)
Net cash used in financing activities	(11,739)	(11,565)	(14,619)
Net change in cash	$5,955	$742	$3,698

Operating Activities

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Operating activities provided $18.0 million and $16.2 million for the years ended December 31, 2016 and 2015, respectively. This difference is primarily the result of a decrease in net income of $1.1 million, decreased prepaid expense and other assets of $0.2 million due to the timing of certain payments to vendors, increased depreciation and amortization of $0.3 million due mainly to the amortization of intangibles related to the Jamison Acquisition, a decrease in the tax receivable adjustment of $1.4 million, increased equity-based compensation of $1.7 million related to the issuance of RSUs, increased accounts payable and accrued expenses of $0.9 million due mainly to the timing of certain payments to vendors, an increase in the provision for doubtful accounts of $0.3 million and increased receivables and due from Silvercrest funds of $0.1 million.  These changes were partially offset by increased payouts of accrued compensation of $1.7 million, a decrease in distributions received from investment funds related to performance fees of $1.3 million and a decrease in deferred income taxes of $1.9 million primarily due to movements in discrete items recorded during 2015 related to a reduction in future statutory corporate tax rates in New York State and changes in the rules with respect to sourcing sales in New York City.

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

Investing Activities

Year Ended December 31, 2016 versus Year Ended December 31, 2015

For the years ended December 31, 2016 and 2015, investing activities used $0.3 million and $3.9 million, respectively.  The primary use of cash during 2016 was cash paid at closing for the Cappiccille Acquisition of $0.1 million and $0.7 million for the acquisition of furniture, equipment and leasehold improvements.  This was partially offset by a reduction in restricted certificates of deposit of $0.6 million.  The primary use of cash during 2015 was cash paid at the closing of the Jamison Acquisition of $3.5 million.

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

Financing Activities

Year Ended December 31, 2016 versus Year Ended December 31, 2015

For the years ended December 31, 2016 and 2015, financing activities used $11.7 million and $11.6 million, respectively. Dividends of $3.9 million and $3.8 million were paid during 2016 and 2015, respectively.  Distributions to principals of Silvercrest L.P. increased during 2016 by $0.2 million as compared to the previous year.

Year Ended December 31, 2015 versus Year Ended December 31, 2014

For the years ended December 31, 2015 and 2014, financing activities used $11.6 million and $14.6 million, respectively. Dividends of $3.8 million and $3.7 million were paid during 2015 and 2014, respectively.  Distributions to principals of Silvercrest L.P. increased during 2015 by $0.3 million as compared to the previous year.  Borrowings under credit facility decreased by $3.0 million in 2015, as compared to the previous year.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its principals and Ten-Sixty Asset Management, LLC (“Ten-Sixty”) related to the Jamison and Ten-Sixty acquisitions, respectively, and variable rate notes issued to former principals of Silvercrest L.P. to redeem units held by them under which we exercised our call right upon their termination.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

The aggregate principal amount of the note related to the Ten-Sixty acquisition is payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.

As of December 31, 2016, $0.1 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of December 31, 2016.

As of December 31, 2015, $0.5 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of December 31, 2015.

As of December 31, 2016 and 2015, there were no borrowings outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 are payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.  As of December 31, 2016 and 2015, $0.9 million and $1.8 million remained outstanding on these notes and accrued but unpaid interest was approximately $17 thousand and $32 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $0.7 million on each of June 30, 2016, 2017 and 2018.   As of December 31, 2016 and 2015, $1.4 million and $2.2 million remained outstanding on these notes and accrued but unpaid interest was $36 thousand and $55 thousand, respectively.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2016.

	Payments Due by Period
	Less Than				More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating leases (1)	$60,436	$3,043	$7,426	$11,507	$38,460
Capital leases	267	149	118	—	—
Tax receivable agreement (2)	14,424	748	1,587	1,699	10,390
Notes payable	2,433	1,711	722	—	—
Total	$77,560	$5,651	$9,853	$13,206	$48,850

(1)

In December 2015, we extended our lease for our New York City office space.  The extended lease period begins October 1, 2017 and expires on September 30, 2028.  The estimated payments for operating leases included above include amounts for this lease extension.

(2)

The estimated payments under the tax receivable agreement as of December 31, 2016 are described above under “Liquidity and Capital Resources”. However, amounts payable under the tax receivable agreement will increase upon exchanges of  Class B units for our Class A common stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2016 or December 31, 2015.

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

The excess of the purchase price over the fair value of the identifiable assets acquired, including intangibles, and liabilities assumed is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized but is evaluated for impairment at least annually, on October 1st of every year, or whenever events or circumstances indicate that impairment may have occurred.

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2016, 2015 and 2014, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2016 AUM	$13.8	$2.8	$2.0	$18.6
December 31, 2015 AUM	$12.5	$3.2	$2.4	$18.1

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2016 was approximately $18.4 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.8 billion for the year ended December 31, 2016, which would cause an annualized increase or decrease in revenues of approximately $8.0 million for the year ended December 31, 2016, at a weighted average fee rate for the year ended December 31, 2016 of 0.44%.

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

Equity-Based Compensation

Deferred Equity Units

Equity-based compensation costs relating to the issuance of share-based awards to principals are based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. Prior to our initial public offering, the fair value of the award was based upon the calculation of a per unit limited partnership interest of Silvercrest L.P. company utilizing both discounted cash flow and guideline company valuation methodologies.  Subsequent to our initial public offering, the fair value of the award is based upon the per share price of our Class A common stock.  The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that have the potential to be settled in cash at the election of the employee are classified as liabilities, or Liability Awards, and are adjusted to fair value at the end of each reporting period.

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

As of December 31, 2016, there are no outstanding deferred equity units.

Restricted Stock Units

On November 2, 2012, our board of directors adopted the 2012 Equity Incentive Plan.

Information regarding restricted stock units can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2016, 2015 and 2014 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2016.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework 2013. Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm due to our status as an emerging growth company.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2016 (“2017 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
(ii)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
(iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
3.1*

Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2*	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.1*	Specimen Stock Certificate for Shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.2*	Exchange Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.3*	Resale and Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.4*+	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.1*

Form of Second Amended and Restated Limited Partnership Agreement of Silvercrest L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*+	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

10.6*	First Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 23, 2016).

10.7*+	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 6, 2015).

10.8*

First Amendment to Lease, dated December 23, 2015, by and between RXR 1330 Owner LLC and Silvercrest Asset Management Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 10, 2016).

21.1**	List of subsidiaries

Exhibit Number	Description

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under “Signatures”).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith
+	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 9, 2017.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2016 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2017:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 9, 2017

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 9, 2017

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 9, 2017

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 9, 2017

/s/ Wilmot H. Kidd III
Wilmot H. Kidd III	Director	March 9, 2017

/s/ Richard S. Pechter
Richard S. Pechter	Director	March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silvercrest Asset Management Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silvercrest Asset Management Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 9, 2017

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$37,517	$31,562
Restricted certificates of deposit and escrow	—	587
Investments	335	32
Receivables, net	6,270	4,502
Due from Silvercrest Funds	2,876	4,330
Furniture, equipment and leasehold improvements, net	2,411	2,425
Goodwill	25,168	24,682
Intangible assets, net	13,404	15,331
Deferred tax asset—tax receivable agreement	20,221	21,498
Prepaid expenses and other assets	4,079	3,262
Total assets	$112,281	$108,211
Liabilities and Equity
Accounts payable and accrued expenses	$4,485	$4,031
Accrued compensation	23,797	21,786
Notes payable	2,486	4,514
Deferred rent	436	852
Deferred tax and other liabilities	14,993	15,391
Total liabilities	46,197	46,574
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 8,074,197 and 7,989,749 issued and outstanding as of December 31, 2016 and 2015, respectively	81	80
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,866,303 and 4,695,014 issued and outstanding as of December 31, 2016 and 2015, respectively	48	46
Additional Paid-In Capital	41,260	40,951
Retained earnings	5,916	4,758
Total Silvercrest Asset Management Group Inc.’s equity	47,305	45,835
Non-controlling interests	18,779	15,802
Total equity	66,084	61,637
Total liabilities and equity	$112,281	$108,211

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2016	2015	2014
Revenue
Management and advisory fees	$76,185	$71,759	$65,026
Performance fees and allocations	322	11	221
Family office services	3,755	3,368	4,225
Total revenue	80,262	75,138	69,472
Expenses
Compensation and benefits	49,009	42,856	40,290
General and administrative	16,617	15,325	13,860
Total expenses	65,626	58,181	54,150
Income before other income (expense), net	14,636	16,957	15,322
Other income (expense), net
Other income (expense), net	(105)	1,268	876
Interest income	61	72	69
Interest expense	(228)	(261)	(381)
Equity income from investments	304	18	1,208
Total other income (expense), net	32	1,097	1,772
Income before provision for income taxes	14,668	18,054	17,094
Provision for income taxes	(4,686)	(6,969)	(6,386)
Net income	9,982	11,085	10,708
Less: net income attributable to non-controlling interests	(4,967)	(5,761)	(5,933)
Net income attributable to Silvercrest	$5,015	$5,324	$4,775
Net income per share:
Basic	$0.62	$0.68	$0.63
Diluted	$0.62	$0.68	$0.63
Weighted average shares outstanding:
Basic	8,031,161	7,855,038	7,600,739
Diluted	8,038,177	7,855,038	7,600,739

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
December 31, 2013	7,522	$75	4,465	$45	$39,003	$2,099	$41,222	$6,943	$48,165
Contributions from partners	—	—	60	1	—	—	1	940	941
Distributions to partners	—	—	—	—	—	—	—	(5,242)	(5,242)
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(940)	(940)
Redemptions of partners’ interests	—	—	(23)	—	—	—	—	(376)	(376)
Adjustment of partner redemption obligation (Note 9)	—	—	—	—	—	—	—	1,583	1,583
Equity-based compensation	—	—	264	3	—	—	3	1,530	1,533
Repayment of notes receivable from partners	—	—	—	—	—	—	—	841	841
Net Income	—	—	—	—	—	4,775	4,775	5,933	10,708
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(456)	—	(456)	—	(456)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(61)	(61)
Share Conversion	246	3	(246)	(3)	628	—	628	(605)	23
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,657)	(3,657)	—	(3,657)
December 31, 2014	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(5,546)	(5,546)
Equity-based compensation	—	—	127	—	—	—	—	1,782	1,782
Repayment of notes receivable from partners	—	—	—	—	—	—	—	489	489
Net Income	—	—	—	—	—	5,324	5,324	5,761	11,085
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1,049	—	1,049	—	1,049
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(66)	(66)
Share Conversion	222	2	(211)	(3)	727	—	726	(726)	—
Issuance of Class B shares in connection with the Jamison Acquisition	—	—	259	3	—	—	3	3,562	3,565
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,783)	(3,783)	—	(3,783)
December 31, 2015	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(5,761)	(5,761)
Contributions from partners	—	—	9	1	—	—	1	120	121
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(120)	(120)
Equity-based compensation	—	—	246	2	42	—	44	3,205	3,249
Repayment of notes receivable from partners	—	—	—	—	—	—	—	880	880
Net Income	—	—	—	—	—	5,015	5,015	4,967	9,982
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(56)	(56)
Share Conversion	84	1	(84)	(1)	258	—	258	(258)	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,857)	(3,857)	—	(3,857)
December 31, 2016	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income	$9,982	$11,085	$10,708
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,228	1,524	1,013
Depreciation and amortization	2,664	2,359	1,968
Deferred rent	(416)	(466)	(443)
Deferred income taxes	1,587	3,533	3,600
Tax receivable agreement fair value adjustment	152	(1,209)	—
Provision for doubtful accounts	294	—	227
Non-cash interest on notes receivable from partners	(56)	(66)	(61)
Distributions received from investment funds	1	1,292	4
Equity income from investments	(304)	(18)	(1,208)
Other	1	2	6
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(608)	(501)	(690)
Prepaid expenses and other assets	(801)	(973)	711
Accounts payable and accrued expenses	730	(121)	(959)
Accrued compensation	2,032	285	4,857
Other liabilities	(679)	(695)	369
Interest payable on notes payable	171	212	249
Net cash provided by operating activities	17,978	16,243	20,351
Cash Flows From Investing Activities
Release of restricted certificates of deposit and escrow	$587	$(1)	$435
Acquisition of furniture, equipment and leasehold improvements	(723)	(388)	(664)
Earn-outs paid related to acquisitions completed before January 1, 2009	—	—	(1,805)
Acquisition of Cappicille	(148)	—	—
Acquisition of Jamison	—	(3,547)	—
Net cash used in investing activities	(284)	(3,936)	(2,034)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(630)	$(570)	$(511)
Payments under revolving credit facility	—	—	(3,000)
Redemptions of partners’ interests	—	—	(270)
Repayments of notes payable	(2,200)	(2,010)	(2,627)
Payments on capital leases	(171)	(145)	(60)
Distributions to partners	(5,761)	(5,546)	(5,242)
Dividends paid on Class A common stock	(3,857)	(3,783)	(3,657)
Payments from partners on notes receivable	880	489	748
Net cash used in financing activities	(11,739)	(11,565)	(14,619)
Net increase in cash and cash equivalents	5,955	742	3,698
Cash and cash equivalents, beginning of year	31,562	30,820	27,122
Cash and cash equivalents, end of year	$37,517	$31,562	$30,820

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$4,079	$3,967	$5,014
Interest	204	149	437

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$120	$—	$940
Earnout accrual for acquisition of certain assets of Cappicille	354	—	—
Earnout accrual for acquisition of certain assets of Jamison	—	1,342	—
Common stock surrendered as payment for notes receivable from partners	—	—	92
Issuance of notes payable for acquisition of certain assets of Jamison	—	2,165	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison	—	3,562	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison, par value $0.01	—	3	—
Recognition of deferred tax assets as a result of IPO	—	—	11
Recognition of deferred tax assets as a result of share conversions	328	1,038	—
Assets acquired under capital leases	—	50	321
Adjustment of partner redemption obligation	—	—	1,774

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2016, 2015 and 2014

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,074,197 Class A units or approximately 62% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”) acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”).  See Notes 3, 7 and 8 for additional information related to the acquisition, goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the IPO and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that will require it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This will be Silvercrest’s obligation and not the obligation of SLP. As of December 31, 2016, this liability is estimated to be $14,425 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition.  Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

For the years ended December 31, 2016, 2015 and 2014, the valuation adjustment to the TRA related to the underlying deferred tax assets was ($152), $1,209 and $713, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the years ended December 31, 2016, 2015 and 2014, Silvercrest made TRA payments totaling $690, $689 and $0, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the years ended December 31, 2016, 2015 and 2014.  All intercompany transactions and balances have been eliminated.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those Silvercrest Funds over which the general partner or equivalent is presumed to have control, e.g. by virtue of the limited partners not being able to remove the general partner. The initial step in the Company’s determination of whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund is a variable interest entity or a voting interest entity.

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

As of December 31, 2016 and December 31, 2015 and for the years ended December 31, 2016, 2015 and 2014, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2016 and 2015, Silvercrest holds approximately 62% and 63%, respectively, of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP that is held by the limited partners. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2016 and December 31, 2015. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2016, 2015 and 2014.

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

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist primarily of furniture, fixtures and equipment, computer hardware and software and leasehold improvements and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which for leasehold improvements is the lesser of the lease term or the life of the asset, generally 10 years, and 3 to 7 years for other fixed assets.

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

The excess of the purchase price over the fair value of the identifiable assets acquired, including intangibles, and liabilities assumed is recorded as goodwill. The Company generally uses valuation specialists to perform appraisals and assist in the determination of the fair values of the assets acquired and liabilities assumed. These valuations require management to make estimates and assumptions that are critical in determining the fair values of the assets and liabilities. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed. Any adjustments to provisional amounts that are identified during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized but is evaluated for impairment at least annually, on October 1st of each year, or whenever events or circumstances indicate that impairment may have occurred.

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2016, 2015 and 2014, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2016 and 2015. No goodwill impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014.

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

Equity-Based Compensation

Equity-based compensation costs relating to the issuance of share-based awards to employees are based on the fair value of the award at the date of grant, which is expensed ratably over the requisite service period, net of estimated forfeitures. The forfeiture assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeiture assumptions may affect the timing of the total amount of expense recognized over the vesting period. The service period is the period over which the employee performs the related services, which is normally the same as the vesting period. Equity-based awards that do not require future service are expensed immediately. Equity-based awards that have the potential to be settled in cash at the election of the employee are classified as liabilities (“Liability Awards”) and are adjusted to fair value at the end of each reporting period.

Leases

The Company expenses the net lease payments associated with operating leases on a straight-line basis over the respective lease terms including any rent-free periods. Leasehold improvements are recorded at cost and are amortized using the straight-line method over the lesser of the estimated useful lives of the improvements (generally 10 years) or the remaining lease term.

Income Taxes

Silvercrest and SFS are subject to federal and state corporate income tax, which requires an asset and liability approach to the financial accounting and reporting of income taxes. SLP is not subject to federal and state income taxes, since all income, gains and losses are passed through to its partners. SLP is, however, subject to New York City unincorporated business tax. With respect to the Company’s incorporated entities, the annual tax rate is based on the income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment is required in determining the tax expense and in evaluating tax positions. The tax effects of any uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.

The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP.  Originally, ASU No. 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early adoption is permitted as of the original effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. The new standard will require additional disclosures to provide better clarity about the nature, timing and potential uncertainties of the revenue that is recognized.  The Company is evaluating the effect that ASU No. 2014-09 will have on the Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor determined the impact of adoption of this standard on its Consolidated Financial Statements.  The Company plans on using the cumulative effect method upon adoption of this guidance, which is expected to result in an increase in the revenue disclosures in the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.  Some of the amendments in ASU 2016-01 include the following: (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value, among others. ASU 2016-01 will be effective on January 1, 2018. The Company is in the process of evaluating the impact of adoption of this guidance on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This amendment introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current lease accounting model. This amendment is effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.  However, the Company expects the adoption of this guidance will result in an increase to its assets and liabilities as a result of substantially all operating leases existing as of the adoption date being capitalized along with the associated obligations.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted.  The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-17, “Interests Held Through Related Parties That Are Under Common Control” which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, issued in February 2015. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” which requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” which amends a number of Topics in the FASB Accounting Standards Codification. This amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements.

In January 2017, The FASB issued ASU 2017-01, “Business Combinations (Topic 85): Clarifying the Definition of a Business”.  The amendments is this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  ASU 2017-01 will be effective for the Company in fiscal year 2019 and interim reporting periods within that year.  Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance.  The Company expects the adoption of this guidance will not have a material effect on its Consolidated Financial Statements.

In January 2017, The FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing.  An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be effective for the Company in fiscal year 2021 and interim reporting periods within that year.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January, 1, 2017.  The Company expects the adoption of this guidance will not have a material effect on the Company’s Consolidated Financial Statements.

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

A fair value adjustment to contingent purchase price consideration of ($7) was recorded at December 31, 2016, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $347 related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2016, for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $1,242 and $1,342 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2016 and 2015, respectively, for contingent consideration.

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

Jamison revenue and income before provision for income taxes that are included in the Consolidated Statement of Operations for the year ended December 31, 2016 are $4,917 and $741, respectively, and for the six months ended December 31, 2015 are $2,568 and $407, respectively.

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

The unaudited pro forma information below represents consolidated results of operations as if the acquisition of Jamison occurred on January 1, 2014. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2014, nor is it necessarily indicative of future results.

A fair value adjustment to contingent purchase price consideration of $79 and ($87) was recorded at December 31, 2016 and 2015, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for each of the years then ended. The Company has a liability of $1,242 and $1,342 related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2016 and 2015, respectively, for contingent consideration.  During the year ended December 31, 2016, the Company made a contingent purchase price payment to Jamison of $180.

	Pro Forma Year Ended December 31, 2015	Pro Forma Year Ended December 31, 2014
Total Revenue	$77,812	$75,581
Net Income	$11,401	$10,921

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.  As of December 31, 2016 and 2015, $95 and $474, respectively, remained outstanding on the note payable related to the Ten-Sixty acquisition.

Milbank:

On November 1, 2011, the Company acquired certain assets of Milbank. A fair value adjustment to contingent purchase price consideration of $83, ($82) and $541 was recorded at December 31, 2016, 2015 and December 31, 2014, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended. The Company has a liability of $303 and $673 related to Milbank included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2016 and December 31, 2015, respectively, for contingent consideration.  During the years ended December 31, 2016, 2015 and 2014, the Company made contingent purchase price payments to Milbank of $450, $570 and $511, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $335 and $32 as of December 31, 2016 and December 31, 2015, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2016 and 2015, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2016 and 2015, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At December 31, 2016 and December 31, 2015, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$37,517	$37,517	$31,562	$31,562
Restricted Certificates of Deposit and Escrow	$—	$—	$587	$587	Level 1	(1)
Investments	$335	$335	$32	$32	N/A	(2)

Financial liabilities:
Notes Payable	$2,486	$2,486	$4,514	$4,514	Level 2	(3)

(1)

Restricted certificates of deposit and escrow consists of money market funds that are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. The money market funds are valued through the use of quoted market prices, or $1.00, which is generally the net asset value of the funds.

(2)

Investments consist of the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates.  Fair value of investments is based on the net asset value of the affiliated investment funds which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.

(3)	The carrying value of notes payable approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2016 and December 31, 2015:

	2016	2015
Management and advisory fees receivable	$4,369	$2,327
Unbilled receivables	2,552	2,532
Other receivables	2	2
Receivables	6,923	4,861
Allowance for doubtful receivables	(653)	(359)
Receivables, net	$6,270	$4,502

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2016 and December 31, 2015:

	2016	2015
Leasehold improvements	$3,915	$3,874
Furniture and equipment	5,802	5,157
Artwork	466	429
Total cost	10,183	9,460
Accumulated depreciation and amortization	(7,772)	(7,035)
Furniture, equipment and leasehold improvements, net	$2,411	$2,425

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $737, $719, and $546, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2016 and December 31, 2015:

	2016	2015
Beginning
Gross balance	$42,097	$37,423
Accumulated impairment losses	(17,415)	(17,415)
Net balance	24,682	20,008
Acquisition of Jamison	—	4,674
Acquisition of Cappicille	486	—
Ending
Gross balance	42,583	42,097
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$24,682

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2016 and December 31, 2015:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2016	$22,560	$2,467	$25,027
Balance, December 31, 2016	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2016	(8,062)	(1,634)	(9,696)
Amortization expense	(1,659)	(268)	(1,927)
Balance, December 31, 2016	(9,721)	(1,902)	(11,623)
Net book value	$12,839	$565	$13,404
Cost
Balance, January 1, 2015	$17,560	$1,663	$19,223
Acquisition of certain assets of Jamison	5,000	804	5,804
Balance, December 31, 2015	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2015	(6,627)	(1,429)	(8,056)
Amortization expense	(1,435)	(205)	(1,640)
Balance, December 31, 2015	(8,062)	(1,634)	(9,696)
Net book value	$14,498	$833	$15,331

Amortization expense related to intangible assets was $1,927, $1,640 and $1,422 for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2017	$1,826
2018	1,685
2019	1,390
2020	1,299
2021	1,196
Thereafter	6,008
Total	$13,404

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matures on December 24, 2016. As of December 23, 2016, the revolving credit facility was extended for one year.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of December 31, 2015 and 2014, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of December 31, 2016 and 2015, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $47, $40 and $148 for the years ended December 31, 2016, 2015 and 2014.

Notes Payable

The following is a summary of notes payable:

	December 31, 2016
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,538
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	895
Interest payable		53
Total, December 31, 2016		$2,486

	December 31, 2015
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$2,639
Variable rate notes issued for redemption of partners’ interest (see Note 15)	Prime plus 1%	1,789
Interest payable		86
Total, December 31, 2015		$4,514

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on the U.S. Prime Rate.

As of December 31, 2016, future principal amounts payable under the fixed and variable rate notes are as follows:

2017	$1,711
2018	722
Total	$2,433

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 are payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of December 31, 2016 and 2015, $895 and $1,789, respectively, remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was approximately $17 and $32 as of December 31, 2016 and 2015, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of December 31, 2016 and 2015, $1,443 and $2,165, respectively, remained outstanding on these notes.  Accrued but unpaid interest on the notes was approximately $36 and $55 as of December 31, 2016 and 2015, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2016, 2015 and 2014 amounted to $3,760, $3,766, and $3,667, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2016, 2015 and 2014 of $289, $433, and $379, respectively. Therefore, for the years ended December 31, 2016, 2015 and 2014, net rent expense amounted to $3,471, $3,333, and $3,288, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2016 and $587 as of December 31, 2015.  The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2016 and 2015.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2017	$3,043	$(200)	$2,843
2018	1,683	—	1,683
2019	5,743	—	5,743
2020	5,750	—	5,750
2021	5,757	—	5,757
Thereafter	38,460	—	38,460
Total	$60,436	$(200)	$60,236

The Company has capital leases for certain office equipment. The Company entered into a new capital lease agreement for a telephone system during the year ended December 31, 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018. On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a new capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered into a new capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.The aggregate principal balance of capital leases was $267 and $440 as of December 31, 2016 and December 31, 2015, respectively.

The assets relating to capital leases that are included in equipment are as follows:

	December 31, 2016	December 31, 2015
Capital lease assets included in furniture and equipment	$625	$648
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(374)	(250)
	$309	$456

Depreciation expense relating to capital lease assets was $124, $123 and $81 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
2017	$149
2018	107
2019	11
Total	$267

Contingent Consideration

In connection with its acquisition of MCG in October 2008, SLP entered into a contingent consideration agreement whereby the former members of MCG were entitled to contingent consideration equal to 22% of adjusted annual EBITDA in addition to any performance fee payments for each of the five years subsequent to the date of acquisition. As the acquisition was completed prior to January 1, 2009, contingent consideration is recognized when the contingency is resolved pursuant to the authoritative guidance on business combinations in effect at the date of the closing of the acquisition. The contingent consideration related to the MCG acquisition is recorded on the date when the contingency is resolved. Contingent consideration payments of $0, $0 and $1,805 were made during the years ended December 31, 2016, 2015 and 2014, respectively, related to MCG and are reflected in investing activities in the Consolidated Statements of Cash Flows.

Quarterly contingent payments related to the Commodity Advisors acquisition, completed on April 1, 2012, were accrued when the contingency was resolved. The total accrual for these payments for the years ended December 31, 2016 and 2015 were $10 and $3, respectively, which was recorded as compensation expense in the Consolidated Statements of Operations.

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $5,761, $5,546 and $5,242 for the years ended December 31, 2016, 2015 and 2014, respectively.   Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2016, 2015 and 2014 amounted to $18,827, $18,568 and $14,266, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2016, 2015 and 2014.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the years ended December 31, 2016, 2015 and 2014, SLP accrued partner incentive allocations of $20,238, $18,535 and $18,653, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2016
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,074,197	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,866,303	1 vote per share (3),(4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,866,303 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 728,674 restricted stock units which will vest and settle in the form of Class B units of SLP. The 728,674 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the year ended December 31, 2016, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2016		7,989,749
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2016	38,076
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2016	21,200
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2016	25,172
Class B common shares outstanding - December 31, 2016		8,074,197

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2016		4,695,014
Class B common stock issued upon vesting of deferred equity units	February 2016	4,911
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2016	(38,076)
Issuance of Class B common stock	May 2016	9,198
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2016	(21,200)
Class B common stock issued upon vesting of restricted stock units	August 2016	241,628
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2016	(25,172)
Class B common shares outstanding - December 31, 2016		4,866,303

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

In November 2016, the Company redeemed from certain existing partners 25,172 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

12. NOTES RECEIVABLE FROM PARTNERS

Partner contributions to SLP are made in cash, in the form of five or six year interest-bearing promissory notes and/or in the form of nine year interest-bearing limited recourse promissory notes. Limited recourse promissory notes were issued in January 2008 and August 2009 with interest rates of 3.53% and 2.77%, respectively. The recourse limitation includes a stated percentage of the initial principal amount of the limited recourse note plus a stated percentage of the accreted principal amount as of the date upon which all amounts due are paid in full plus all costs and expenses required to be paid by the borrower and all amounts required to be paid pursuant to a pledge agreement associated with each note issued. Certain notes receivable are payable in annual installments and are collateralized by SLP’s units that are purchased with the note. Notes receivable from partners are reflected as a reduction of non-controlling interests in the Consolidated Statements of Financial Condition.

Notes receivable from partners are as follows:

	December 31, 2016	December 31, 2015
Beginning balance	$2,789	$3,212
Repayment of notes	(880)	(489)
Interest accrued and capitalized on notes receivable	56	66
New notes receivable issued to partners	120	—
Ending balance	$2,085	$2,789

Full recourse notes receivable from partners as of December 31, 2016 and December 31, 2015 are $1,207 and $1,575, respectively.  Limited recourse notes receivable from partners as of December 31, 2016 and December 31, 2015 are $878 and $1,214, respectively. There is no allowance for credit losses on notes receivable from partners as of December 31, 2016 and December 31, 2015.

13. RELATED PARTY TRANSACTIONS

During 2016 and 2015, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the years ended December 31, 2016, 2015 and 2014 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $6,188, $7,503, and $8,974, respectively, and performance fees and allocations of $303, $13, and $1,417, respectively, of which $303, $2 and $1,196, respectively, is included in equity income from investments and $0, $11 and $221, respectively, is included in performance fees in the Consolidated Statements of Operations. As of December 31, 2016 and December 31, 2015, the Company was owed $2,876 and $4,330, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2016, 2015 and 2014, the Company earned advisory fees of $713, $525 and $592, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2016 and December 31, 2015, the Company is owed approximately $2 and $3, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

	Year Ended December 31,
	2016	2015	2014
Current Provision:
Federal	$1,180	$1,479	$896
State and local	1,919	1,957	1,890
Total Current Provision	3,099	3,436	2,786
Deferred Provision:
Federal	1,676	1,151	2,200
State and local	(89)	2,382	1,400
Total Deferred Provision	1,587	3,533	3,600
Total Provision for Income Taxes	$4,686	$6,969	$6,386

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.  The deferred tax expense for the years ended December 31, 2016, 2015 and 2014, also includes additional deferred tax expense of $27, $1,694 and $1,147 for discrete items.  The discrete items in 2016 are related to changes in apportionment factors at Silvercrest, resulting in a revision of the effective tax rate. The discrete items in 2015 and 2014 are primarily attributable to the decrease of deferred tax assets at Silvercrest due to a reduction in the future statutory corporate tax rates and changes in methods of apportioning income in New York State and New York City.

As of December 31, 2016 and 2015, the Company had a net deferred tax asset of $19,989 and $21,269, respectively. As of December 31, 2016, the net deferred tax asset of $19,989, which is recorded as a net deferred tax asset of $20,221 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $128 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $104 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.   As of December 31, 2015, the net deferred tax asset of $21,269, which is recorded as a net deferred tax asset of $21,498 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $108 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a deferred tax liability of $121 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2016	2015
Deferred tax assets
Intangible assets	$21,792	$22,880
Other	—	12
Total deferred tax assets	$21,792	$22,892
Deferred tax liabilities
Intangible assets	$221	$241
Investment on underlying SLP partnership	1,571	1,382
Other	11	—
Total deferred tax liabilities	$1,803	$1,623
Net deferred tax assets (liabilities)	$19,989	$21,269

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2016	2015	2014
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to Partners	(14.17)%	(12.43)%	(12.43)%
State and local income taxes	9.78%	18.50%	15.60%
Permanent items	0.33%	(2.18)%	(3.69)%
Other	1.01%	(0.29)%	2.87%
Effective income tax rate	31.95%	38.60%	37.35%

As of December 31, 2016, the Company had tax refunds receivable of $2,625 which consisted of federal and state and local tax refunds of $1,427 and $1,198, respectively.  At December 31, 2015, the Company had tax refunds receivable of $1,611, which consisted of federal and state and local tax refunds of $1,063 and $548, respectively.

Of the total net deferred taxes at December 31, 2016 and 2015, $95 and $95, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2016, the Company’s U.S. federal income tax returns for the years 2013 through 2015 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2016 and 2015.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense related to such units of $14, $248 and $1,043, respectively, of which $1, $81 and $109, respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target would be met was considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0, $0, and $1 for the years ended December 31, 2016, 2015 and 2014, respectively, and are part of total compensation expense in the Consolidated Statement of Operations for the years then ended.

During the years ended December 31, 2016, 2015 and 2014, $0, $0 and $30, respectively, of vested Deferred Equity Units were settled in cash. As of December 31, 2016 and December 31, 2015, there was $0 and $21, respectively, of estimated unrecognized compensation expense related to unvested awards. As of December 31, 2016 and December 31, 2015, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0 and 0.13 years, respectively.

A summary of these equity grants by the Company as of December 31, 2016, 2015 and 2014 during the periods then ended is presented below:

	Deferred Equity Units				Performance Units
	Units	Range of Fair Value per unit			Units	Fair Value per unit
Balance at January 1, 2014	175,298	$		17.05	238,371	$3.75
Vested	(123,110)			(16.81)	(140,549)	(3.75)
Forfeited	—			—	(851)	—
Balance at December 31, 2014	52,188		$12.00	15.65	96,971	$3.75
Vested	(47,277)		(12.00)	(13.97)	(90,585)	(3.75)
Forfeited	—		—	—	—	—
Balance at December 31, 2015	4,911		$12.00	$11.89	6,386	$3.75
Vested	(4,911)		(12.00)	(10.92)	(6,386)	(3.75)
Forfeited	—		—	—	—	—
Balance at December 31, 2016	—		$—	$—	—	$—

The Company estimated 10% of all awards would be forfeited and the related service period was four years.

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2016 and 2015, 690,077 and  704,450 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

For the years ended December 31, 2016 and 2015, the Company recorded compensation expense related to such RSUs of $3,247 and $1,276, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended.  As of December 31, 2016 and 2015, there was $5,169 and $11,383, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2016 and 2015, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 2.40 and 3.60 years, respectively.

A summary of these RSU grants by the Company as of December 31, 2016 and 2015 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2015	—	$—
Granted on August 6, 2015	966,510	13.23
Total granted at December 31, 2015	966,510	13.23
Granted in May 2016	14,373	13.19
Vested in August 2016	(241,627)	(13.23)
Total granted at December 31, 2016	739,256	$13.19 – 13.23

For the years ended December 31, 2016 and 2015, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $3,228 and $1,524, respectively, of which ($32) and $81, respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target would be met was considered probable.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2016, 2015 and 2014, Silvercrest made matching contributions of $112, $86 and $79, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2016, 2015 and 2014, the Company utilized “soft dollar” credits of $804, $940 and $1,053, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2016 and 2015.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$19,263	$19,337	$20,470	$21,192
Income before other income (expense), net	$3,624	$3,505	$4,181	$3,326
Net income	$2,496	$2,106	$2,893	$2,487
Net income attributable to Silvercrest	$1,307	$926	$1,496	$1,286
Net income per share/unit - basic	$0.16	$0.12	$0.19	$0.15
Net income per share/unit - diluted	$0.16	$0.12	$0.19	$0.15
Weighted average shares/units outstanding - basic	7,995,720	8,027,825	8,038,638	8,062,041
Weighted average shares/units outstanding - diluted	7,995,720	8,034,686	8,049,220	8,072,623

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$17,428	$18,546	$19,953	$19,211
Income before other income (expense), net	$4,138	$4,603	$4,269	$3,947
Net income	$2,810	$3,327	$2,783	$2,165
Net income attributable to Silvercrest	$1,403	$1,721	$1,326	$874
Net income per share/unit - basic	$0.18	$0.22	$0.17	$0.11
Net income per share/unit – diluted	$0.18	$0.22	$0.17	$0.11
Weighted average shares/units outstanding - basic	7,770,610	7,822,394	7,876,930	7,948,273
Weighted average shares/units outstanding - diluted	7,770,610	7,822,394	7,876,930	7,948,273

*****