Form 10-Q
period 2017-03-31
Silvercrest Asset Management Group Inc.
filed 2017-05-04
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 2, 2017 was 8,101,205 and 4,840,295, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$22,708	$37,517
Investments	13	335
Receivables, net	5,779	6,270
Due from Silvercrest Funds	2,306	2,876
Furniture, equipment and leasehold improvements, net	2,411	2,411
Goodwill	25,168	25,168
Intangible assets, net	12,947	13,404
Deferred tax asset—tax receivable agreement	19,934	20,221
Prepaid expenses and other assets	4,129	4,079
Total assets	$95,395	$112,281
Liabilities and Equity
Accounts payable and accrued expenses	$3,220	$4,485
Accrued compensation	6,574	23,797
Notes payable	2,419	2,486
Deferred rent	345	436
Deferred tax and other liabilities	15,207	14,993
Total liabilities	27,765	46,197
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,100,205 and 8,074,197 issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively	81	81
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,840,295 and 4,866,303 issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively	48	48
Additional Paid-In Capital	41,409	41,260
Retained earnings	6,634	5,916
Total Silvercrest Asset Management Group Inc.’s equity	48,172	47,305
Non-controlling interests	19,458	18,779
Total equity	67,630	66,084
Total liabilities and equity	$95,395	$112,281

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Revenue
Management and advisory fees	$21,019	$18,334
Family office services	932	929
Total revenue	21,951	19,263
Expenses
Compensation and benefits	13,080	11,442
General and administrative	4,124	4,197
Total expenses	17,204	15,639
Income before other (expense) income, net	4,747	3,624
Other (expense) income, net
Other (expense) income, net	8	8
Interest income	11	17
Interest expense	(34)	(65)
Total other (expense) income, net	(15)	(40)
Income before provision for income taxes	4,732	3,584
Provision for income taxes	1,432	1,088
Net income	3,300	2,496
Less: net income attributable to non-controlling interests	(1,613)	(1,189)
Net income attributable to Silvercrest	$1,687	$1,307
Net income per share:
Basic	$0.21	$0.16
Diluted	$0.21	$0.16
Weighted average shares outstanding:
Basic	8,078,643	7,995,720
Diluted	8,089,225	7,995,720

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2016	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(1,375)	(1,375)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	508	508
Equity-based compensation	—	—	5	—	—	—	—	794	794
Net Income	—	—	—	—	—	1,307	1,307	1,189	2,496
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(15)	(15)
Share conversion	38	—	(38)	(1)	154	—	153	(154)	(1)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	11	—	11	—	11
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(959)	(959)	—	(959)
March 31, 2016	8,028	$80	4,662	$45	$41,116	$5,106	$46,347	$16,749	$63,096

January 1, 2017	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(1,949)	(1,949)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	346	346
Equity-based compensation	—	—	—	—	16	—	16	794	810
Net Income	—	—	—	—	—	1,687	1,687	1,613	3,300
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	17	—	17	—	17
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(9)	(9)
Share conversion	26	—	(26)	—	116	—	116	(116)	—
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(969)	(969)	—	(969)
March 31, 2017	8,100	$81	4,840	$48	$41,409	$6,634	$48,172	$19,458	$67,630

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$3,300	$2,496
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	810	772
Depreciation and amortization	665	665
Deferred rent	(91)	(107)
Deferred income taxes	431	367
Tax receivable agreement adjustment	122	—
Non-cash interest on notes receivable from partners	(9)	(15)
Distributions received from investment funds	322	1
Other	(1)	(2)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,061	1,519
Prepaid expenses and other assets	(516)	(556)
Accounts payable and accrued expenses	(158)	547
Accrued compensation	(17,223)	(16,357)
Interest payable on notes payable	29	53
Net cash used in operating activities	(11,258)	(10,617)
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$—	$507
Acquisition of furniture, equipment and leasehold improvements	(93)	(48)
Acquisition of Cappiccille & Company, LLC	—	(148)
Net cash (used in) provided by investing activities	(93)	311
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(756)	$(180)
Repayments of notes payable	(96)	(101)
Payments on capital leases	(34)	(43)
Distributions to partners	(1,949)	(1,375)
Dividends paid on Class A common stock	(969)	(959)
Payments from partners on notes receivable	346	508
Net cash used in financing activities	(3,458)	(2,150)
Net decrease in cash and cash equivalents	(14,809)	(12,456)
Cash and cash equivalents, beginning of period	37,517	31,562
Cash and cash equivalents, end of period	$22,708	$19,106

	Three months ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$790	$967
Interest	1	6
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$139	$152
Asset acquired under capital lease	163	—
Earnout accrual for acquisition of certain assets of Cappiccille & Company LLC	—	354

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2017 and December 31, 2016 and for the Three Months ended March 31, 2017 and 2016

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,100,205 Class A units or approximately 63% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P., and thus this liability has been recorded as an “other liability” on our Condensed Consolidated Statement of Financial Condition.  As of March 31, 2017, this liability is estimated to be $14,546 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2016 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2017 and 2016 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017 and 2016, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2017, Silvercrest holds approximately 63% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2017 and December 31, 2016. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2017 or 2016.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2016 and 2015, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2017 and December 31, 2016. No goodwill impairment charges were recorded during the three months ended March 31, 2017 and 2016.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.” ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP.  Originally, ASU No. 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, was to become effective on January 1, 2017, but the effective date has been deferred for one year. Early adoption is permitted as of the original effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. The new standard will require additional disclosures to provide better clarity about the nature, timing and potential uncertainties of the revenue that is recognized.  The Company is evaluating the effect that ASU No. 2014-09 will have on the Condensed Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor determined the impact of adoption of this standard on its Condensed Consolidated Financial Statements.  The Company plans on using the cumulative effect method upon adoption of this guidance, which is expected to result in an increase in the revenue disclosures in the Condensed Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU was effective for the Company on January 1, 2017.  The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-17, “Interests Held Through Related Parties That Are Under Common Control” which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. The new guidance amends ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, issued in February 2015. The ASU was effective for the Company on January 1, 2017.  The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements” which amends a number of Topics in the FASB Accounting Standards Codification. The ASU was effective for the Company on January 1, 2017.  The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In January 2017, The FASB issued ASU 2017-01, “Business Combinations (Topic 85): Clarifying the Definition of a Business”.  The amendments is this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  ASU 2017-01 will be effective for the Company in fiscal year 2019 and interim reporting periods within that year.  Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance.  The Company expects the adoption of this guidance will not have a material effect on its Condensed Consolidated Financial Statements.

In January 2017, The FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing.  An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be effective for the Company in fiscal year 2021 and interim reporting periods within that year.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January, 1, 2017.  The Company expects the adoption of this guidance will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended).  Subtopic 610-20 was issued as part of the new revenue standard. It provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance defines “in substance nonfinancial assets,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments are effective for annual periods beginning after December 15, 2017 with early adoption permitted. Transition can use either the full retrospective approach or the modified retrospective approach. The Company expects the adoption of this guidance will not have a material effect on the on the Company’s Condensed Consolidated Financial Statements.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the

Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille Acquisition for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $238 and $354 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2017 and December 31, 2016, respectively, for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $898 and $1,242 as of March 31, 2017 and December 31, 2016, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition for contingent consideration.

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

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.  As of March 31, 2017 and December 31, 2016, $0 and $95, respectively, remained outstanding on the note payable related to the Ten-Sixty acquisition.

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $0 and $303 as of March 31, 2017 and December 31, 2016, respectively, related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $13 and $335 as of March 31, 2017 and December 31, 2016, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2017 and 2016, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2017 and December 31, 2016, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2017 and December 31, 2016, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$22,708	$22,708	$37,517	$37,517
Investments	$13	$13	$335	$335	N/A	(1)

Financial liabilities:
Notes Payable	$2,419	$2,419	$2,486	$2,486	Level 2	(2)

(1)

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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Management and advisory fees receivable	$3,762	$4,369
Unbilled receivables	2,636	2,552
Other receivables	2	2
Receivables	6,400	6,923
Allowance for doubtful receivables	(621)	(653)
Receivables, net	$5,779	$6,270

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Leasehold improvements	$3,920	$3,915
Furniture and equipment	5,968	5,802
Artwork	466	466
Total cost	10,354	10,183
Accumulated depreciation and amortization	(7,943)	(7,772)
Furniture, equipment and leasehold improvements, net	$2,411	$2,411

Depreciation expense for the three months ended March 31, 2017 and 2016 was $208 and $179, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning
Gross balance	$42,583	$42,097
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	24,682
Acquisition of Cappiccille	─	486
Ending
Gross balance	42,583	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2017 and December 31, 2016:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2017	$22,560	$2,467	$25,027
Balance, March 31, 2017	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2017	(9,721)	(1,902)	(11,623)
Amortization expense	(412)	(45)	(457)
Balance, March 31, 2017	(10,133)	(1,947)	(12,079)
Net book value	$12,427	$520	$12,947
Cost
Balance, January 1, 2016	$22,560	$2,467	$25,027
Balance, December 31, 2016	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2016	(8,062)	(1,634)	(9,696)
Amortization expense	(1,659)	(268)	(1,927)
Balance, December 31, 2016	(9,721)	(1,902)	(11,623)
Net Book Value	$12,839	$565	$13,404

Amortization expense related to intangible assets was $457 and $486 for the three months ended March 31, 2017 and 2016, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2017 (remainder of)	$1,369
2018	1,685
2019	1,390
2020	1,299
2021	1,196
Thereafter	6,008
Total	$12,947

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matured on December 24, 2016. As of December 23, 2016, the revolving credit facility was extended for one year.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of March 31, 2017 and December 31, 2016, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 were payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of March 31, 2017 and December 31, 2016, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2017 and 2016 was $4 and $12, respectively.

Notes Payable

The following is a summary of notes payable:

	March 31, 2017
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,443
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	895
Interest payable		81
Total, March 31, 2017		$2,419

	December 31, 2016
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,538
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	895
Interest payable		53
Total, December 31, 2016		$2,486

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison and Ten-Sixty acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of March 31, 2017, future principal amounts payable under the fixed and variable rate notes are as follows:

2017 (remainder of)	$1,616
2018	722
Total	$2,338

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes in an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bears interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of March 31, 2017 and December 31, 2016, $895 and $895, respectively, remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $27 and $17, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of March 31, 2017 and December 31, 2016, $1,443 and $1,443, respectively, remained outstanding on the note and accrued but unpaid interest on the notes was approximately $54 and $36, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2017 and 2016 amounted to $954 and $964, respectively. The Company received sub-lease income from subtenants during the three months ended March 31, 2017 and 2016 of $67 and $100, respectively. Therefore, for the three months ended March 31, 2017 and 2016, net rent expense amounted to $887 and $864, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2017 and December 31, 2016.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2017	$2,085	$(148)	$1,937
2018	1,683	(1)	1,682
2019	5,743	—	5,743
2020	5,750	—	5,750
2021	5,757	—	5,757
Thereafter	38,460	—	38,460
Total	$59,478	$(149)	$59,329

The Company has capital leases for certain office equipment. The Company entered into a capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  In January 2017, the Company entered into a capital lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments are $1, and continue through December 31, 2018.  In January 2017, the Company entered into a capital lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  The aggregate principal balance of capital leases was $353 and $267 as of March 31, 2017 and December 31, 2016, respectively.

The assets relating to capital leases that are included in equipment as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Capital lease assets included in furniture and equipment	$702	$625
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(375)	(374)
	$385	$309

Depreciation expense relating to capital lease assets was $38 and $31 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2017	$120
2018	131
2019	41
2020	32
2021	28
2022	1
Total	$353

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,949 and $1,375, for the three months ended March 31, 2017 and 2016, respectively.    Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2017 and 2016 amounted to $21,177 and $18,827, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 and 2016.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2017 and 2016, SLP accrued partner incentive allocations of $5,651 and $4,422, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2017
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,100,205	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,840,295	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,840,295 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 728,674 restricted stock units which will vest and settle in the form of Class B units of SLP. The 728,674 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2017, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2017		8,074,197
Issuance of Class A common Stock upon conversion of Class B units to Class A common stock	March 2017	26,008
Class A common shares outstanding – March 31, 2017		8,100,205

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2017		4,866,303
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2017	(26,008)
Class B common shares outstanding – March 31, 2017		4,840,295

In March 2017, the Company redeemed from certain existing partners 26,008 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the three months ended March 31, 2017 and the year ended December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning balance	$2,085	$2,789
New note receivable issued to a partner	—	120
Repayment of notes	(346)	(880)
Interest accrued and capitalized on notes receivable	9	56
Ending balance	$1,748	$2,085

Full recourse notes receivable from partners as of March 31, 2017 and December 31, 2016 are $915 and $1,207, respectively. Limited recourse notes receivable from partners as of March 31, 2017 and December 31, 2016 are $833 and $878, respectively. There is no allowance for credit losses on notes receivable from partners as of March 31, 2017 and December 31, 2016.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2017 and 2016, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2017 and 2016, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,442 and $1,582, respectively.  As of March 31, 2017 and December 31, 2016, the Company was owed $2,306 and $2,876, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2017 and 2016, the Company earned advisory fees of $201 and $123, respectively, from assets managed on behalf of certain of its employees.  As of March 31, 2017 and December 31, 2016, the Company is owed approximately $15 and $2 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2017, the Company had net deferred tax assets of $19,697, which is recorded as a deferred tax asset of $19,934 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $137 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a deferred tax liability of $100 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2017, $97 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2016, the Company had a net deferred tax asset of $19,989, which is recorded as a net deferred tax asset of $20,221 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $128 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $104 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The current tax expense was $1,001 and $720 for the three months ended March 31, 2017 and 2016, respectively. Of the amount for the three months ended March 31, 2017, $555 relates to Silvercrest’s corporate tax expense, $445 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2017 and 2016 was $431 and $367, respectively.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2017 and 2016 is $1,432 and $1,088, respectively.  The tax expense for the three months ended March 31, 2017 and 2016, also includes additional tax expense (benefits) of ($4) and ($21), respectively, for discrete items. The discrete items for the three months ended March 31, 2017 are primarily attributable to adjustments to the value of deferred tax assets for SAMG.  The discrete items for the three months ended March 31, 2016 are primarily attributable to changes in apportionment relative to tax year 2016.

The current tax expense increased from the comparable period in 2016 mainly due to an increase in Silvercrest’s profits.

As of March 31, 2017, the Company had tax refunds receivable of $2,415, which consisted of federal and state and local tax refunds of $975 and $1,440, respectively.

As of December 31, 2016, the Company had tax refunds receivable of $2,625 which consisted of federal and state and local tax refunds of $1,427 and $1,198, respectively.

Of the total current tax expense for the three months ended March 31, 2017 and 2016, $183 and $155, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2017 and 2016, $2 and ($1), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2017 and 2016 related to non-controlling interests is $185 and $154, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2017, the Company’s U.S. federal income tax returns for the years 2013 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2017 and 2016.

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

For the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to such Deferred Equity Units of $0 and $14, respectively, of which $0 and $1, respectively, relates to the Performance Units.

During the three months ended March 31, 2017 and 2016, $0 of vested Deferred Equity Units were settled in cash.

A summary of these equity grants by the Company as of March 31, 2016 during the periods then ended is presented below:

		Deferred Equity Units		Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit

Balance at January 1, 2016	4,911	$12.00	$14.25	6,386	$3.75
Vested	(4,911)	—	(10.92)	—	—
Forfeited	—	—	—	(6,386)	—
Balance at March 31, 2016	—	$—	$—	—	$—

The Company estimated 10% of all awards to be forfeited and the related service period was four years.

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2017, 690,077 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

For the three months ended March 31, 2017 and 2016, the Company recorded compensation expense related to such RSUs of $810 and $791, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of March 31, 2017 and December 31, 2016 there was $4,348 and $5,169, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2017 and December 31, 2016, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 2.15 and 2.40 years, respectively.

A summary of these RSU grants by the Company as of March 31, 2017 and 2016 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2017	739,256	$13.19 – 13.23
Total granted at March 31, 2017	739,256	$13.19 - 13.23

Total granted at January 1, 2016	966,510	$13.23
Total granted at March 31, 2016	966,510	$13.23

For the three months ended March 31, 2017 and 2016, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $810 and $772, respectively, of which $0 and ($32), respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2017 and 2016, Silvercrest made matching contributions of $27 and $22, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2017 and 2016, the Company utilized “soft dollar” credits of $178 and $199, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2017, our assets under management increased 3.8% from $18.6 billion to $19.3 billion.  As of March 31, 2017, our total assets under management exclude approximately $16.6 billion of non-discretionary assets of a public treasurer’s office for which we became advisor in connection with our acquisition of Jamison, Eaton & Wood, Inc. (the “Jamison Acquisition”).  Silvercrest provides advisory services to this office with a fee cap of $825 thousand per annum.  We exclude these assets because they are related to a unique client relationship for which the fee cap is significantly disproportionate to the related assets under management. This fee arrangement is not indicative of our average fee rate.

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of March 31, 2017 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2017	2016
Revenue	$21,951	$19,263
Income before other income (expense), net	$4,747	$3,624
Net income	$3,300	$2,496
Net income margin	15.0%	13.0%
Net income attributable to Silvercrest	$1,687	$1,307
Adjusted EBITDA (1)	$6,493	$5,255
Adjusted EBITDA margin (2)	29.6%	27.3%
Assets under management at period end (billions)	$19.3	$17.0
Average assets under management (billions) (3)	$19.0	$17.6

(1)

EBITDA, a non-GAAP measure of earnings, represents net income before provision for income taxes, interest income, interest expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA without giving effect to items including, but not limited to, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, losses on disposals or abandonment of assets and leaseholds, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. We use this non-GAAP financial measure to assess the strength of our business. These adjustments and the non-GAAP financial measures that are derived from them provide supplemental information to analyze our business from period to period. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, financial measures in accordance with GAAP.   See “Supplemental Non-GAAP Financial Information” for a reconciliation of non-GAAP financial measures.

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2017	2016
AUM concentrated in Discretionary Managed Accounts	$13.5	$11.7
Average AUM For Discretionary Managed Accounts	$13.4	$11.7
Discretionary Managed Accounts Revenue (in millions)	$19.3	$16.5
Percentage of management and advisory fees revenue	91.9%	90.2%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2017	2016
AUM concentrated in Private Funds	$0.8	$0.5
Average AUM For Private Funds	$0.7	$0.5
Private Funds Revenue (in millions)	$1.7	$1.8
Percentage of management and advisory fees revenue	8.1%	9.8%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.46% and 0.43% for the three months ended March 31, 2017 and 2016, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2017 and 2016. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Cash compensation and benefits (1)	$12,270	$10,670
Non-cash equity-based compensation expense	810	772
Total compensation expense	$13,080	$11,442

(1)	For the three months ended March 31, 2017 and 2016, $5,651 and $4,422 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

During 2016 and 2015, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  Information regarding restricted stock units can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Acquisitions

On December 15, 2015, we executed an Asset Purchase Agreement (the “Cappiccille Asset Purchase Agreement”), by and among Silvercrest, SLP, Silvercrest Asset Management Group LLC (“SAMG LLC”) and Cappiccille & Company, LLC (“Cappiccille”), and Michael Cappiccille, to acquire certain assets of Cappiccille.  The transaction contemplated by the Cappiccille Asset Purchase Agreement closed on January 11, 2016 and is referred to herein as the “Cappiccille Acquisition”.

Information regarding the Cappiccille Acquisition can be found in Note 3. “Acquisitions” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

Operating Results

Revenue

Our revenues for the three months ended March 31, 2017 and 2016 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Management and advisory fees	$21,019	$18,334	$2,685	14.6%
Family office services	932	929	3	0.3%
Total revenue	$21,951	$19,263	$2,688	14.0%

The growth in our assets under management during the three months ended March 31, 2017 and 2016 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2016	$12.1	$6.0	$18.1
Gross client inflows	1.0	—	1.0
Gross client outflows	(1.0)	(0.9)	(1.9)
Market appreciation (depreciation)	0.1	(0.3)	(0.2)
As of March 31, 2016	$12.2	$4.8	$17.0 (1)

As of January 1, 2017	$13.8	$4.8	$18.6
Gross client inflows	1.6	0.1	1.7
Gross client outflows	(1.4)	(0.1)	(1.5)
Market appreciation	0.3	0.2	0.5
As of March 31, 2017	$14.3	$5.0	$19.3 (1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2017

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	18.1	10.1	13.5	12.5	8.5
Russell 1000 Value Index		19.2	8.7	13.1	12.2	7.4

Small Cap Value Composite	4/1/02	27.7	10.2	14.4	14.9	11.5
Russell 2000 Value Index		29.4	7.6	12.5	11.6	8.5

Smid Cap Value Composite	10/1/05	28.3	11.5	14.5	14.5	10.5
Russell 2500 Value Index		23.1	7.6	12.9	12.3	8.0

Multi Cap Value Composite	7/1/02	20.1	10.7	14.2	13.6	9.7
Russell 3000 Value Index		20.0	8.6	13.1	12.1	8.2

Equity Income Composite	12/1/03	20.6	11.2	14.9	14.4	12.0
Russell 3000 Value Index		20.0	8.6	13.1	12.1	8.4

Focused Value Composite	9/1/04	22.3	11.7	14.4	13.1	11.1
Russell 3000 Value Index		20.0	8.6	13.1	12.1	8.1

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

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Our total revenue increased by $2.7 million, or 14.0%, to $22.0 million for the three months ended March 31, 2017, from $19.3 million for the three months ended March 31, 2016. This increase was driven by growth in our management and advisory fees as a result of increased assets under management.

Total assets under management increased by $2.3 billion, or 13.5%, to $19.3 billion at March 31, 2017 from $17.0 billion at March 31, 2016. Compared to the three months ended March 31, 2016, there was an increase of $0.7 billion in client inflows, a decrease of $0.4 billion in client outflows and an increase in market appreciation of $0.7 billion. Our increase in total assets under management for the three months ended March 31, 2017, from December 31, 2016, was attributable to an increase of $0.5 billion in discretionary assets under management and an increase of $0.2 billion in non-discretionary assets under management. Sub-advised fund management revenue remained flat for the three months ended March 31, 2017 as compared to the same period in the prior year.

Proprietary fund management revenue decreased by $0.1 million for the three months ended March 31, 2017 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 4.7% during the three months ended March 31, 2017 and fixed income assets increased by 1.2% during the same period. For the three months ended March 31, 2017, most of our growth came from our core international, large cap value and master limited partnership strategies with composite returns of 7.6%, 5.4% and 4.9%, respectively. As of March 31, 2017, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Total AUM as of January 1,	$18.6	$18.1

Discretionary AUM:
Total Discretionary AUM as of January 1,	13.8	12.1
New client accounts/assets (1)	0.1	0.1
Closed accounts (2)	─	(0.1)
Net cash inflow/(outflow) (3)	0.1	(0.1)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.3	0.2
Change to Discretionary AUM	0.5	0.1
Total Discretionary AUM at March 31,	14.3	12.2
Change to Non-Discretionary AUM (5)	0.2	(1.2)
Total AUM as of March 31,	$19.3	$17.0

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2017 and 2016 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Compensation and benefits (1)	$13,080	$11,442	$1,638	14.3%
General, administrative and other	4,124	4,197	(73)	-1.7%
Total expenses	$17,204	$15,639	$1,565	10.0%

(1)

For the three months ended March 31, 2017 and 2016, $5,651 and $4,422, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2017 and 2016. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Total expenses increased by $1.6 million, or 10.0%, to $17.2 million for the three months ended March 31, 2017 from $15.6 million for the three months ended March 31, 2016. This increase was attributable to an increase in compensation and benefits expense of $1.7 million, partially offset by a decrease in general, administrative and other expenses of $0.1 million.

Compensation and benefits expense increased by $1.7 million, or 14.3%, to $13.1 million for the three months ended March 31, 2017 from $11.4 million for the three months ended March 31, 2016. The increase was primarily attributable to an increase in the accrual for bonuses of $1.3 million, an increase in salaries expense of $0.3 million primarily as a result of merit-based increases and an increase in equity-based compensation of $0.1 million due to the granting of restricted stock units in August 2015 and May 2016.

General and administrative expenses decreased by $0.1 million, or 1.7%, to $4.1 million for the three months ended March 31, 2017 from $4.2 million for the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in investment research costs of $0.1 million mainly due to a reduction in accrued soft dollar-related research costs, a decrease in sub-advisory and referral fees of $0.1 million due to a decrease in sub-advisory revenue, a decrease in telephone expense of $0.1 million and a decrease in client reimbursements of $0.1 million, partially offset by an increase in professional fees of $0.1 million mainly due to an enhanced documentation project related to our operations group.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Other income (expense), net	$8	$8	$—	0.0%
Interest income	11	17	(6)	-35.3%
Interest expense	(34)	(65)	31	47.7%
Total other income (expense), net	$(15)	$(40)	$25	62.5%

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

Total other income (expense) net decreased by $25 thousand to ($15) thousand for the three months ended March 31, 2017 from ($40) thousand for the three months ended March 31, 2016 due mainly to a decrease in interest expense of $31 thousand due to reduced notes payable balances as of March 31, 2017.

Provision for Income Taxes

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

The provision for income taxes was $1.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The change was primarily the result of an increase in income before provision for income taxes.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2017 and 2016 was 30.3% and 30.4%, respectively.

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

Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016
Reconciliation of non-GAAP financial measure:
Net income	$3,300	$2,496
GAAP Provision for income taxes	1,432	1,088
Delaware Franchise Tax	45	45
Interest expense	34	65
Interest income	(11)	(17)
Depreciation and amortization	665	665
Equity-based compensation	810	772
Other adjustments (A)	218	141
Adjusted EBITDA	$6,493	$5,255
Adjusted EBITDA Margin	29.6%	27.3%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,300	$2,496
GAAP Provision for income taxes	1,432	1,088
Delaware Franchise Tax	45	45
Other adjustments (A)	218	141
Adjusted earnings before provision for income taxes	4,995	3,770
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(1,998)	(1,508)

Adjusted net income	$2,997	$2,262

GAAP net income per share (B):
Basic and diluted	$0.21	$0.16

Adjusted earnings per share/unit (B):
Basic	$0.23	$0.18
Diluted	$0.22	$0.17

Shares/units outstanding:
Basic Class A shares outstanding	8,100	8,028
Basic Class B shares/units outstanding	4,840	4,662
Total basic shares/units outstanding	12,940	12,690

Diluted Class A shares outstanding (C)	8,111	8,028
Diluted Class B shares/units outstanding (D)	5,569	5,628
Total diluted shares/units outstanding	13,680	13,656

(A)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2017	2016

Acquisition costs (a)	$—	$22
Non-acquisition expansion costs (b)	77	78
Severance	123	—
Other (c)	18	41
Total other adjustments	$218	$141

(a)	For the three months ended March 31, 2016, reflects the $12 of legal fees associated with the Cappiccille Acquisition and $10 of professional fees related to the Jamison Acquisition.
(b)	For the three months ended March 31, 2017 and 2016, represents accrued earnout of $77 and $78, respectively, related to our Richmond, VA office expansion.
(c)

For the three months ended March 31, 2017, represents professional fees of $18 related to a mock audit in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies.  For the three months ended March 31, 2016, represents costs associated with the upgrade of our telephone system of $19, costs related to the implementation of software of $5, and professional fees related to a mock compliance audit of $17.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 10,582 unvested restricted stock units at March 31, 2017.
(D)	Includes 728,674 and 966,510 unvested restricted stock units at March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that was scheduled to mature on December 24, 2016.  On December 23, 2016, the revolving credit facility was extended for one year to December 23, 2017.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of March 31, 2017, there were no borrowings outstanding on the revolving credit facility. As of March 31, 2017, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018.  Borrowings under the term loan will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of March 31, 2017.

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

Seasonality typically affects cash flow since the first quarter of each year includes, as a source of cash, the prior year’s annual performance fee payments, if any, from our various funds and external investment strategies and, as a use of cash, the prior fiscal year’s incentive compensation. We believe that we have sufficient cash from our operations to fund our operations and commitments for the next twelve months.

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2017 and December 31, 2016.

	As of
(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$22,708	$37,517
Accounts receivable	$5,779	$6,270
Due from Silvercrest Funds	$2,306	$2,876

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2017 and 2016. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(11,258)	$(10,617)
Net cash (used in) provided by investing activities	(93)	311
Net cash used in financing activities	(3,458)	(2,150)
Net change in cash	$(14,809)	$(12,456)

Operating Activities

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, operating activities used $11.3 million and $10.6 million, respectively. This difference is primarily the result of increased payouts of accrued compensation of $0.9 million, a decrease in accounts payable and accrued expenses of $0.7 million due mainly to the timing of certain payments to vendors and an increase in accounts receivable of $0.5 million due mainly to the timing of payments from clients. This was partially offset by increased net income of $0.8 million, an increase in deferred income taxes of $0.1 million, an increase in prepaid and other assets of $0.1 million and an increase in distributions received from investment funds related to performance fees of $0.3 million.

Investing Activities

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, investing activities used $0.1 million and provided $0.3 million, respectively. The primary use of cash during the three months ended March 31, 2017 was for the acquisition of furniture, equipment and leasehold improvements. The primary source of cash during the three months ended March 31, 2016 was a reduction is restricted certificates of deposit of $0.5 million.  This was offset by cash paid at closing for the Cappiccille Acquisition of $0.1 million and the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and 2016, financing activities used $3.5 million and $2.2 million, respectively.  Distributions to partners during the three months ended March 31, 2017 and 2016 were $2.0 million and $1.4 million, respectively.  During each of the three months ended March 31, 2017 and 2016, the Company paid dividends of $1.0 million to Class A shareholders.  During the three months ended March 31, 2017 and 2016, we made earnout payments of $0.8 million and $0.2 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described below, we have outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its principals related to the Jamison Acquisition, and variable rate notes issued to former principals to redeem units held by them under which we exercised our call right upon their termination.

As of March 31, 2017 and December 31, 2016, $0 and $0.1 million, respectively, remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes in an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of March 31, 2017 and December 31, 2016, $0.9 million remained outstanding on the notes and accrued but unpaid interest was approximately $27 thousand and $17 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.   As of March 31, 2017 and December 31, 2016, $1.4 million remained outstanding on the notes. As of March 31, 2017 and 2016, accrued but unpaid interest on the notes payable related to the Jamison Acquisition was approximately $54 and $36 thousand, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2017 AUM	$14.5	$2.8	$2.0	$19.3
December 31, 2016 AUM	$13.8	$2.8	$2.0	$18.6

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC’s website at www.sec.gov and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2017 was approximately $19.0 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $1.9 billion for the three months ended March 31, 2017, which would cause an annualized increase or decrease in revenues of approximately $8.7 million for the three months ended March 31, 2017, at a weighted average fee rate for the three months ended March 31, 2017 of 0.46%.

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

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2017 and 2016 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2017.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 4, 2017.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 4, 2017		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 4, 2017		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)