Form 10-Q
period 2017-09-30
Silvercrest Asset Management Group Inc.
filed 2017-11-01
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of October 30, 2017 was 8,131,220 and 5,070,219, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	2
	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	4
	Notes to Condensed Consolidated Financial Statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
Part II	Other Information
Item 6.	Exhibits	47

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$39,558	$37,517
Investments	13	335
Receivables, net	6,458	6,270
Due from Silvercrest Funds	2,656	2,876
Furniture, equipment and leasehold improvements, net	2,505	2,411
Goodwill	25,168	25,168
Intangible assets, net	12,035	13,404
Deferred tax asset—tax receivable agreement	19,204	20,221
Prepaid expenses and other assets	1,953	4,079
Total assets	$109,550	$112,281
Liabilities and Equity
Accounts payable and accrued expenses	$2,649	$4,485
Accrued compensation	20,134	23,797
Notes payable	731	2,486
Deferred rent	138	436
Deferred tax and other liabilities	15,297	14,993
Total liabilities	38,949	46,197
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,131,220 and 8,074,197 issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	81	81
Class B common stock, par value $0.01, 25,000,000 shares authorized; 5,070,219 and 4,866,303 issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	50	48
Additional Paid-In Capital	41,555	41,260
Retained earnings	8,416	5,916
Total Silvercrest Asset Management Group Inc.’s equity	50,102	47,305
Non-controlling interests	20,499	18,779
Total equity	70,601	66,084
Total liabilities and equity	$109,550	$112,281

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Management and advisory fees	$21,774	$19,457	$63,900	$56,194
Performance fees and allocations	—	—	10	—
Family office services	1,071	1,013	2,977	2,876
Total revenue	22,845	20,470	66,887	59,070
Expenses
Compensation and benefits	13,508	12,166	39,618	35,390
General and administrative	4,021	4,123	12,052	12,370
Total expenses	17,529	16,289	51,670	47,760
Income before other (expense) income, net	5,316	4,181	15,217	11,310
Other (expense) income, net
Other (expense) income, net	8	(215)	24	(99)
Interest income	11	15	33	47
Interest expense	(17)	(47)	(85)	(174)
Total other (expense) income, net	2	(247)	(28)	(226)
Income before provision for income taxes	5,318	3,934	15,189	11,084
Provision for income taxes	1,604	1,041	4,575	3,589
Net income	3,714	2,893	10,614	7,495
Less: net income attributable to non-controlling interests	(1,842)	(1,397)	(5,197)	(3,766)
Net income attributable to Silvercrest	$1,872	$1,496	$5,417	$3,729
Net income per share:
Basic	$0.23	$0.19	$0.67	$0.47
Diluted	$0.23	$0.19	$0.67	$0.47
Weighted average shares outstanding:
Basic	8,119,444	8,038,638	8,101,077	8,020,793
Diluted	8,125,131	8,049,220	8,108,893	8,026,625

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2016	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(5,760)	(5,760)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	533	533
Contributions from partners	—	—	9	1	26	—	27	—	27
Equity-based compensation	—	—	246	2	—	—	2	2,412	2,414
Net Income	—	—	—	—	—	3,729	3,729	3,766	7,495
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(43)	(43)
Share conversion	59	—	(59)	(1)	237	—	236	(237)	(1)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	21	—	21	—	21
Dividends paid on Class A common stock - $0.36 per share	—	—	—	—	—	(2,887)	(2,887)	—	(2,887)
September 30, 2016	8,049	$80	4,891	$48	$41,235	$5,600	$46,963	$16,473	$63,436

January 1, 2017	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(6,001)	(6,001)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	371	371
Equity-based compensation	5	—	243	2	32	—	34	2,413	2,447
Issuance of notes receivable	—	—	—	—	—	—	—	(165)	(165)
Issuance of Class B shares	—	—	13	—	—	—	—	165	165
Net Income	—	—	—	—	—	5,417	5,417	5,197	10,614
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	30	—	30	—	30
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(27)	(27)
Share conversion	52	—	(52)	—	233	—	233	(233)	—
Dividends paid on Class A common stock - $0.36 per share	—	—	—	—	—	(2,917)	(2,917)	—	(2,917)
September 30, 2017	8,131	$81	5,070	$50	$41,555	$8,416	$50,102	$20,499	$70,601

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$10,614	$7,495
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,447	2,417
Depreciation and amortization	2,051	2,012
Deferred rent	(298)	(324)
Deferred income taxes	1,273	1,227
Tax receivable agreement adjustment	217	123
Non-cash interest on notes receivable from partners	(27)	(43)
Distributions received from investment funds	322	2
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	32	1,796
Prepaid expenses and other assets	1,756	(451)
Accounts payable and accrued expenses	(921)	224
Accrued compensation	(3,663)	(5,305)
Interest payable on notes payable	71	140
Net cash provided by operating activities	13,874	9,313
Cash Flows From Investing Activities
Restricted certificates of deposit and escrow	$—	$507
Acquisition of furniture, equipment and leasehold improvements	(583)	(290)
Acquisition of Cappiccille & Company, LLC	—	(148)
Net cash (used in) provided by investing activities	(583)	69
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(756)	$(630)
Repayments of notes payable	(1,826)	(2,102)
Payments on capital leases	(121)	(131)
Distributions to partners	(6,001)	(5,760)
Dividends paid on Class A common stock	(2,917)	(2,887)
Payments from partners on notes receivable	371	533
Net cash used in financing activities	(11,250)	(10,977)
Net increase (decrease) in cash and cash equivalents	2,041	(1,595)
Cash and cash equivalents, beginning of period	37,517	31,562
Cash and cash equivalents, end of period	$39,558	$29,967

	Nine months ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,179	$3,505
Interest	115	202
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$247	$234
Asset acquired under capital lease	241	—
Earnout accrual for acquisition of certain assets of Cappiccille & Company LLC	—	354
Note receivable from new partners issued for capital contribution to Silvercrest L.P.	165	120

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2017 and December 31, 2016 and for the Three and Nine Months ended September 30, 2017 and 2016

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,131,220 Class A units or approximately 62% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of September 30, 2017, this liability is estimated to be $14,641 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and SLP, including its wholly owned subsidiaries, Silvercrest Asset Management Group LLC (“SAMG”), SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2016 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2017 and 2016 or any future period.

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

During the three and nine months ended September 30, 2017 and 2016, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2017, Silvercrest holds approximately 62% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2017 and December 31, 2016. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2017 or 2016.

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

The Company has one reporting unit at September 30, 2017 and December 31, 2016. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2017 and 2016.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille Acquisition for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $238 and $354 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of September 30, 2017 and December 31, 2016, respectively, for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $897 and $1,242 as of September 30, 2017 and December 31, 2016, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition for contingent consideration.

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

Ten-Sixty:

On March 28, 2013, SLP executed an asset purchase agreement with and closed the related transaction to acquire certain assets of Ten-Sixty. Ten-Sixty was a registered investment adviser that advised on approximately $1,900,000 of assets primarily on behalf of institutional clients. This strategic acquisition enhanced the Company’s hedge fund and investment manager due diligence capabilities, risk management analysis and reporting, and enhanced its institutional business. Under the terms of the Asset Purchase Agreement, SLP paid cash consideration at closing of $2,500 and issued a promissory note to Ten-Sixty in the principal amount of $1,479 subject to adjustment. The principal amount of the promissory note was paid in two initial installments of $218 each on April 30, 2013 and December 31, 2013 and then quarterly installments from June 30, 2014 through March 31, 2017 of $87 each. The principal amount outstanding under this note bears interest at the rate of five percent per annum.  As of September 30, 2017 and December 31, 2016, $0 and $95, respectively, remained outstanding on the note payable related to the Ten-Sixty acquisition.

Milbank:

On November 1, 2011, SAMG LLC executed an asset purchase agreement to acquire certain assets of Milbank.  The Company has a liability of $0 and $303 as of September 30, 2017 and December 31, 2016, respectively, related to earn-outs payable to Milbank included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $13 and $335 as of September 30, 2017 and December 31, 2016, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2017 and December 31, 2016, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At September 30, 2017 and December 31, 2016, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At September 30, 2017 and December 31, 2016, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash	$39,558	$39,558	$37,517	$37,517
Investments	$13	$13	$335	$335	N/A	(1)

Financial liabilities:
Notes Payable	$731	$731	$2,486	$2,486	Level 2	(2)

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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Management and advisory fees receivable	$4,072	$4,369
Unbilled receivables	3,005	2,552
Other receivables	2	2
Receivables	7,079	6,923
Allowance for doubtful receivables	(621)	(653)
Receivables, net	$6,458	$6,270

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Leasehold improvements	$3,926	$3,915
Furniture and equipment	6,528	5,802
Artwork	466	466
Total cost	10,920	10,183
Accumulated depreciation and amortization	(8,415)	(7,772)
Furniture, equipment and leasehold improvements, net	$2,505	$2,411

Depreciation expense for the three months ended September 30, 2017 and 2016 was $247 and $184, respectively.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $681 and $553, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning
Gross balance	$42,583	$42,097
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	24,682
Acquisition of Cappiccille	—	486
Ending
Gross balance	42,583	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2017 and December 31, 2016:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2017	$22,560	$2,467	$25,027
Balance, September 30, 2017	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2017	(9,721)	(1,902)	(11,623)
Amortization expense	(1,234)	(135)	(1,369)
Balance, September 30, 2017	(10,955)	(2,037)	(12,992)
Net book value	$11,605	$430	$12,035
Cost
Balance, January 1, 2016	$22,560	$2,467	$25,027
Balance, December 31, 2016	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2016	(8,062)	(1,634)	(9,696)
Amortization expense	(1,659)	(268)	(1,927)
Balance, December 31, 2016	(9,721)	(1,902)	(11,623)
Net Book Value	$12,839	$565	$13,404

Amortization expense related to intangible assets was $456 and $486 for the three months ended September 30, 2017 and 2016, respectively.  Amortization expense related to intangible assets was $1,369 and $1,459 for the nine months ended September 30, 2017 and 2016, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2017 (remainder of)	$457
2018	1,685
2019	1,390
2020	1,299
2021	1,196
Thereafter	6,008
Total	$12,035

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that matured on December 24, 2016. As of December 23, 2016, the revolving credit facility was extended for one year.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. As of September 30, 2017 and December 31, 2016, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 were payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of September 30, 2017 and December 31, 2016, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended September 30, 2017 and 2016 was $4 and $12, respectively, and for the nine months ended September 30, 2017 and 2016 was $12 and $35, respectively.

Notes Payable

The following is a summary of notes payable:

	September 30, 2017
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$722
Interest payable		9
Total, September 30, 2017		$731

	December 31, 2016
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,538
Variable rate notes issued for redemption of partners’ interests (see Note 15)	Prime plus 1%	895
Interest payable		53
Total, December 31, 2016		$2,486

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison and Ten-Sixty acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of September 30, 2017, future principal amounts payable under the fixed and variable rate notes are as follows:

2018	$722
Total	$722

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes in an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bears interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 became payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of September 30, 2017 and December 31, 2016, $0 and $895, respectively, remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $0 and $17, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of September 30, 2017 and December 31, 2016, $722 and $1,443, respectively, remained outstanding on the note and accrued but unpaid interest on the notes was approximately $9 and $18, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2017 and 2016 amounted to $996 and $910, respectively. The Company received sub-lease income from sub-tenants during the three months ended September 30, 2017 and 2016 of $68 and $64, respectively.

Therefore, for the three months ended September 30, 2017 and 2016, net rent expense amounted to $928 and $846, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Rent expense charged to operations for the nine months ended September 30, 2017 and 2016 amounted to $2,908 and $2,797, respectively. The Company received sub-lease income from sub-tenants during the nine months ended September 30, 2017 and 2016 of $202 and $225, respectively. Therefore, for the nine months ended September 30, 2017 and 2016, net rent expense amounted to $2,706 and $2,572, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of September 30, 2017 and December 31, 2016.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In September 2017, the Company extended its lease related to its Boston, MA office space.  The amended lease commences on January 1, 2018 and expires on October 31, 2018.  The lease provides for a rent-free period of one month.  Monthly rent under this extension will be $35.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2017	$146	$(62)	$84
2018	1,997	(52)	1,945
2019	5,743	—	5,743
2020	5,750	—	5,750
2021	5,757	—	5,757
Thereafter	38,460	—	38,460
Total	$57,853	$(114)	$57,739

The Company has capital leases for certain office equipment. The Company entered into a capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  In January 2017, the Company entered into a capital lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments are $1, and continue through December 31, 2018.  In January 2017, the Company entered into a capital lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.The aggregate principal balance of capital leases was $344 and $267 as of September 30, 2017 and December 31, 2016, respectively.

The assets relating to capital leases that are included in equipment as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Capital lease assets included in furniture and equipment	$780	$625
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(447)	(374)
	$391	$309

Depreciation expense relating to capital lease assets was $36 and $31 for the three months ended September 30, 2017 and 2016, respectively.  Depreciation expense relating to capital lease assets was $110 and $93 for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2017	$45
2018	157
2019	68
2020	45
2021	28
2022	1
Total	$344

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,359 and $1,345, for the three months ended September 30, 2017 and 2016, respectively.  Partnership distributions totaled $6,001 and $5,760, for the nine months ended September 30, 2017 and 2016, respectively. Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2017 and 2016 amounted to $21,177 and $18,827, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017 and 2016. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended September 30, 2017 and 2016, SLP accrued partner incentive allocations of $6,189 and $5,169, respectively.  During the nine months ended September 30, 2017 and 2016, SLP accrued partner incentive allocations of $17,667 and $14,197, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2017
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,131,220	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	5,070,219	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 5,687 remain unvested as of September 30, 2017.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 5,070,219 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 486,098 restricted stock units which will vest and settle in the form of Class B units of SLP. The 486,098 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the nine months ended September 30, 2017, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2017		8,074,197
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2017	26,008
Issuance of Class A common stock upon vesting of restricted stock units	April 2017	1,000
Issuance of Class A common stock upon vesting of restricted stock units	May 2017	3,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2017	2,000
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2017	24,119
Class A common shares outstanding – September 30, 2017		8,131,220

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2017		4,866,303
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2017	(26,008)
Issuance of Class B common stock upon vesting of restricted stock units	May 2017	947
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2017	(2,000)
Issuance of Class B common stock	June 2017	13,468
Issuance of Class B common stock upon vesting of restricted stock units	August 2017	241,628
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2017	(24,119)
Class B common shares outstanding – September 30, 2017		5,070,219

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

In May 2017, the Company issued 3,896 shares of Class A common stock and 947 shares of Class B common stock upon the vesting of restricted stock units.

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

In August 2017, the Company issued 241,628 shares of Class B common stock upon the vesting of restricted stock units.

In August 2017, the Company redeemed from certain existing partners 24,119 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning balance	$2,085	$2,789
New note receivable issued to partners	165	120
Repayment of notes	(371)	(880)
Interest accrued and capitalized on notes receivable	29	56
Ending balance	$1,908	$2,085

Full recourse notes receivable from partners as of September 30, 2017 and December 31, 2016 are $1,088 and $1,207, respectively. Limited recourse notes receivable from partners as of September 30, 2017 and December 31, 2016 are $820 and $878, respectively. There is no allowance for credit losses on notes receivable from partners as of September 30, 2017 and December 31, 2016.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2017 and 2016, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2017 and 2016, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,554 and $1,538, respectively.  For the nine months ended September 30, 2017 and 2016, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $4,503 and $4,633, respectively.  As of September 30, 2017 and December 31, 2016, the Company was owed $2,656 and $2,876, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2017 and 2016, the Company earned advisory fees of $264 and $182, respectively, from assets managed on behalf of certain of its employees.  For the nine months ended September 30, 2017 and 2016, the Company earned advisory fees of $726 and $519, respectively, from assets managed on behalf of certain of its employees.  As of September 30, 2017 and December 31, 2016, the Company is owed approximately $13 and $2 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2017, the Company had net deferred tax assets of $18,962, which is recorded as a deferred tax asset of $19,204 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $92 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a deferred tax liability of $150 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2017, $98 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $1,238 and $900 for the three months ended September 30, 2017 and 2016, respectively. Of the amount for the three months ended September 30, 2017, $752 relates to Silvercrest’s corporate tax expense, $484 relates to SLP’s state and local liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended September 30, 2017 and 2016 was $366 and $140, respectively.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2017 and 2016 is $1,604 and $1,041, respectively.  The tax expense for the three months ended September 30, 2017 and 2016, also includes additional tax (benefits) expense of $0 and ($269), respectively, for discrete items.  The discrete items for the three months ended September 30, 2016 are primarily attributable to adjustments to the value of deferred tax assets for SAMG.

The current tax expense was $3,302 and $2,362 for the nine months ended September 30, 2017 and 2016, respectively. Of the amount for the nine months ended September 30, 2017, $1,879 relates to Silvercrest’s corporate tax expense, $1,418 relates to SLP’s state and local liability and $5 relates to SFS’s corporate tax expense.  The deferred tax expense for the nine months ended September 30, 2017 and 2016 was $1,273 and $1,227, respectively.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2017 and 2016 is $4,575 and $3,589, respectively.  The tax expense for the nine months ended September 30, 2017 and 2016, also includes additional tax (benefits) expense of ($32) and $47, respectively, for discrete items. The discrete items for the nine months ended September 30, 2017 are primarily attributable to adjustments to the value of deferred tax assets for SAMG.  The discrete items for the nine months ended September 30, 2016 are primarily attributable to adjustments to the value of deferred tax assets for SAMG and changes in apportionment relative to tax year 2016.

The current tax expense increased from the comparable period in 2016 mainly due to an increase in Silvercrest’s profits.

Of the total current tax expense for the three months ended September 30, 2017 and 2016, $197 and $179, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended September 30, 2017 and 2016, $0 and $2, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2017 and 2016 related to non-controlling interests is $197 and $181, respectively.

Of the total current tax expense for the nine months ended September 30, 2017 and 2016, $579 and $485, respectively, relates to non-controlling interests.  Of the deferred tax expense for the nine months ended September 30, 2017 and 2016, $4 and $0, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2017 and 2016 related to non-controlling interests is $583 and $485, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2017, the Company’s U.S. federal income tax returns for the years 2013 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at September 30, 2017 and 2016.

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

For the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense related to such Deferred Equity Units of $0 and $14, respectively, of which $0 and $1, respectively, relates to the Performance Units.

During the three and nine months ended September 30, 2017 and 2016, $0 of vested Deferred Equity Units were settled in cash.

A summary of these equity grants by the Company as of September 30, 2016 during the periods then ended is presented below:

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

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2017, 690,077 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

For the three months ended September 30, 2017 and 2016, the Company recorded compensation expense related to such RSUs of $832 and $842, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense related to such RSUs of $2,447 and $2,436, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of September 30, 2017 and December 31, 2016 there was $5,941 and $5,169, respectively, of unrecognized compensation expense related to unvested awards. As of September 30, 2017 and December 31, 2016, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 2.34 and 2.40 years, respectively.

A summary of these RSU grants by the Company as of September 30, 2017 and 2016 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2017	739,256	$13.19 – 13.23
Vested	(247,471)	13.19 – 13.23
Total granted at September 30, 2017	491,785	$13.19 – 13.23

Total granted at January 1, 2016	966,510	$13.23
Granted	14,373	13.19
Total granted at September 30, 2016	980,883	$13.19 - 13.23

For the three months ended September 30, 2017 and 2016, the Company recorded total compensation expense related to such Restricted Stock Units of $832 and $842, respectively.

For the nine months ended September 30, 2017 and 2016, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $2,447 and $2,417, respectively, of which $0 and ($32), respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2017 and 2016, Silvercrest made matching contributions of $26 and $27, respectively, for the benefit of employees.  For the nine months ended September 30, 2017 and 2016, Silvercrest made matching contributions of $80 and $71, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2017 and 2016, the Company utilized “soft dollar” credits of $178 and $199, respectively.  For the nine months ended September 30, 2017 and 2016, the Company utilized “soft dollar” credits of $534 and $597, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2017, our assets under management increased 3.5% from $19.9 billion to $20.6 billion.  During the nine months ended September 30, 2017, our assets under management increased 10.8% from $18.6 billion to $20.6 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  Silvercrest L.P. has issued Restricted Stock Units exercisable for 486,098 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 38% partnership interest in Silvercrest L.P. as of September 30, 2017 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2017	2016	2017	2016
Revenue	$22,845	$20,470	$66,887	$59,070
Income before other income (expense), net	$5,316	$4,181	$15,217	$11,310
Net income	$3,714	$2,893	$10,614	$7,495
Net income margin	16.3%	14.1%	15.9%	12.7%
Net income attributable to Silvercrest	$1,872	$1,496	$5,417	$3,729
Adjusted EBITDA (1)	$7,024	$5,893	$20,290	$16,564
Adjusted EBITDA margin (2)	30.7%	28.8%	30.3%	28.0%
Assets under management at period end (billions)	$20.6	$17.9	$20.6	$17.9
Average assets under management (billions) (3)	$20.3	$17.6	$19.6	$18.0

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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2017	2016	2017	2016
AUM concentrated in Discretionary Managed Accounts	$14.4	$12.7	$14.4	$12.7
Average AUM For Discretionary Managed Accounts	$14.2	$12.4	$13.9	$12.2
Discretionary Managed Accounts Revenue (in millions)	$20.2	$17.9	$59.4	$51.6
Percentage of management and advisory fees revenue	93%	92%	93%	92%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2017	2016	2017	2016
AUM concentrated in Private Funds	$0.9	$0.5	$0.9	$0.5
Average AUM For Private Funds	$0.9	$0.5	$0.7	$0.5
Private Funds Revenue (in millions)	$1.6	$1.6	$4.5	$4.6
Percentage of management and advisory fees revenue	7%	8%	7%	8%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.47% for the three months ended September 30, 2017 and 2016, respectively, and 0.46% and 0.44% for the nine months ended September 30, 2017 and 2016, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the nine months ended September 30, 2017 and 2016. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cash compensation and benefits (1)	$12,676	$11,324	$37,171	$32,973
Non-cash equity-based compensation expense	832	842	2,447	2,417
Total compensation expense	$13,508	$12,166	$39,618	$35,390

(1)

For the three months ended September 30, 2017 and 2016, $6,189 and $5,169 of partner incentive payments were included in cash compensation and benefits expense, respectively.  For the nine months ended September 30, 2017 and 2016, $17,667 and $14,197 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2017 and 2016 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Management and advisory fees	$21,774	$19,457	$2,317	11.9%
Family office services	1,071	1,013	58	5.7%
Total revenue	$22,845	$20,470	$2,375	11.6%

	For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Management and advisory fees	$63,900	$56,194	$7,706	13.7%
Performance fees and allocations	10	─	10	100.0%
Family office services	2,977	2,876	101	3.5%
Total revenue	$66,887	$59,070	$7,817	13.2%

The growth in our assets under management during the three and nine months ended September 30, 2017 and 2016 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of June 30, 2016	$12.6	$4.6	$17.2
Gross client inflows	1.1	0.1	1.2
Gross client outflows	(0.9)	(0.1)	(1.0)
Market appreciation	0.4	0.1	0.5
As of September 30, 2016	$13.2	$4.7	$17.9	(1)

As of June 30, 2017	$14.7	$5.2	$19.9
Gross client inflows	1.6	0.2	1.8
Gross client outflows	(1.6)	(0.2)	(1.8)
Market appreciation	0.6	0.1	0.7
As of September 30, 2017	$15.3	$5.3	$20.6	(1)

As of January 1, 2016	$12.1	$6.0	$18.1
Gross client inflows	3.2	0.2	3.4
Gross client outflows	(3.0)	(1.1)	(4.1)
Market appreciation (depreciation)	0.9	(0.4)	0.5
As of September 30, 2016	$13.2	$4.7	$17.9	(1)

As of January 1, 2017	$13.8	$4.8	$18.6
Gross client inflows	4.9	0.4	5.3
Gross client outflows	(4.5)	(0.4)	(4.9)
Market appreciation	1.1	0.5	1.6
As of September 30, 2017	$15.3	$5.3	$20.6	(1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2017

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	19.7	12.4	15.1	14.3	8.9
Russell 1000 Value Index		15.1	8.5	13.2	13.2	7.4

Small Cap Value Composite	4/1/02	21.2	15.0	16.0	15.9	11.7
Russell 2000 Value Index		20.6	12.1	13.3	12.8	8.7

Smid Cap Value Composite	10/1/05	23.9	15.8	16.4	15.9	10.8
Russell 2500 Value Index		15.8	9.9	13.3	13.0	8.0

Multi Cap Value Composite	7/1/02	20.4	12.8	15.4	15.2	10.0
Russell 3000 Value Index		15.5	8.8	13.2	13.2	8.2

Equity Income Composite	12/1/03	18.4	13.3	15.8	15.7	12.2
Russell 3000 Value Index		15.5	8.8	13.2	13.2	8.4

Focused Value Composite	9/1/04	16.3	12.6	16.0	14.6	11.3
Russell 3000 Value Index		15.5	8.8	13.2	13.2	8.1

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

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Our total revenue increased by $2.4 million, or 11.6%, to $22.8 million for the three months ended September 30, 2017, from $20.5 million for the three months ended September 30, 2016. This increase was driven by growth in our management and advisory fees as a result of increased assets under management.

Total assets under management increased by $2.7 billion, or 15.1%, to $20.6 billion at September 30, 2017 from $17.9 billion at September 30, 2016. Compared to the three months ended September 30, 2016, there was an increase of $0.6 billion in client inflows, an increase of $0.9 billion in client outflows and an increase in market appreciation of $0.2 billion. Our increase in total assets under management for the three months ended September 30, 2017, from June 30, 2017, was attributable to an increase of $0.6 billion in discretionary assets under management and an increase of $0.1 billion in non-discretionary assets under management. Sub-advised fund management revenue remained flat for the three months ended September 30, 2017 as compared to the same period in the prior year. Proprietary fund management revenue increased by $0.1 million for the three months ended September 30, 2017 as compared to the same period in the prior year, as a result of market appreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 4.9% during the three months ended September 30, 2017 and fixed income assets increased by 0.4% during the same period. For the three months ended September 30, 2017, most of our growth came from our large cap value, multi cap value and SMID cap value strategies with composite returns of 7.4%, 7.0% and 6.2%, respectively. As of September 30, 2017, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Total AUM as of June 30,	$19.9	$17.2

Discretionary AUM:
Total Discretionary AUM as of June 30,	14.7	12.6
New client accounts/assets (1)	─	0.2
Closed accounts (2)	─	─
Net cash inflow/(outflow) (3)	─	─
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.6	0.4
Change to Discretionary AUM	0.6	0.6
Total Discretionary AUM at September 30,	15.3	13.2
Change to Non-Discretionary AUM (5)	0.1	0.1
Total AUM as of September 30,	$20.6	$17.9

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Our total revenue increased by $7.8 million, or 13.2%, to $66.9 million for the nine months ended September 30, 2017, from $59.1 million for the nine months ended September 30, 2016. This increase was driven by growth in our management and advisory fees as a result of increased assets under management.

Total assets under management increased by $2.7 billion, or 15.1%, to $20.6 billion at September 30, 2017 from $17.9 billion at September 30, 2016.  Compared to the nine months ended September 30, 2016, there was an increase of $1.9 billion in client inflows, an increase of $0.8 billion in client outflows and an increase in market appreciation of $1.1 billion.  Our increase in total assets under management for the nine months ended September 30, 2017, from December 31, 2016, was attributable to an increase of $1.5 billion in discretionary assets under management and an increase of $0.5 billion in non-discretionary assets under management.  Sub-advised and proprietary fund management revenue remained flat for the nine months ended September 30, 2017 as compared to the same period in the prior year.  With respect to our discretionary assets under management, equity assets experienced an increase of 12.8% during the nine months ended September 30, 2017 and fixed income assets increased by 8.9% during the same period. For the nine months ended September 30, 2017, most of our growth came from our core international, large cap value and multi cap value strategies with composite returns of 21.6%, 16.2% and 12.9%, respectively. As of September 30, 2017, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Total AUM as of January 1,	$18.6	$18.1

Discretionary AUM:
Total Discretionary AUM as of January 1,	13.8	12.1
New client accounts/assets (1)	0.2	0.5
Closed accounts (2)	─	(0.1)
Net cash inflow/(outflow) (3)	0.2	(0.2)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	1.1	0.9
Change to Discretionary AUM	1.5	1.1
Total Discretionary AUM at September 30,	15.3	13.2
Change to Non-Discretionary AUM (5)	0.5	(1.3)
Total AUM as of September 30,	$20.6	$17.9

(2)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and nine months ended September 30, 2017 and 2016 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Compensation and benefits (1)	$13,508	$12,166	$1,342	11.0%
General, administrative and other	4,021	4,123	(102)	(2.5)%
Total expenses	$17,529	$16,289	$1,240	7.6%

	For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Compensation and benefits (1)	$39,618	$35,390	$4,228	11.9%
General, administrative and other	12,052	12,370	(318)	(2.6)%
Total expenses	$51,670	$47,760	$3,910	8.2%

(1)

For the three months ended September 30, 2017 and 2016, $6,189 and $5,169, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the nine months ended September 30, 2017 and 2016, $17,667 and $14,197, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2017 and 2016. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Total expenses increased by $1.2 million, or 7.6%, to $17.5 million for the three months ended September 30, 2017 from $16.3 million for the three months ended September 30, 2016. This increase was attributable to an increase in compensation and benefits expense of $1.3 million, partially offset by a decrease in general, administrative and other expenses of $0.1 million.

Compensation and benefits expense increased by $1.3 million, or 11.0%, to $13.5 million for the three months ended September 30, 2017 from $12.2 million for the three months ended September 30, 2016. The increase was primarily attributable to an increase in the accrual for bonuses of $1.1 million and an increase in salaries expense of $0.2 million primarily as a result of merit-based increases.

General and administrative expenses decreased by $0.1 million, or 2.5%, to $4.0 million for the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in investment research costs of $0.2 million mainly due to a reduction in accrued soft dollar-related research cost conversions, a decrease in sub-advisory and referral fees of $0.1 million due to a decrease in sub-advisory revenue and a decrease in professional fees of $0.1 million, partially offset by an increase in travel and entertainment expense of $0.1 million and an increase in occupancy and related costs of $0.1 million.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Total expenses increased by $3.9 million, or 8.2%, to $51.7 million for the nine months ended September 30, 2017 from $47.8 million for the nine months ended September 30, 2016. This increase was attributable to an increase in compensation and benefits expense of $4.2 million, partially offset by a decrease in general, administrative and other expenses of $0.3 million.

Compensation and benefits expense increased by $4.2 million, or 11.9%, to $39.6 million for the nine months ended September 30, 2017 from $35.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in the accrual for bonuses of $3.7 million and an increase in salaries expense of $0.5 million primarily as a result of merit-based increases.

General and administrative expenses decreased by $0.3 million, or 2.6%, to $12.1 million for the nine months ended September 30, 2017 from $12.4 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease in investment research costs of $0.4 million mainly due to a reduction in accrued soft dollar-related research cost conversions, a decrease in sub-advisory and referral fees of $0.2 million due to a decrease in sub-advisory revenue, a decrease in business taxes of $0.1 and a decrease in client reimbursements of $0.1 million, partially offset by an increase in travel and entertainment expenses of $0.1 million, an increase in marketing costs of $0.1 million, an increase in insurance costs of $0.1 million and an increase in occupancy and related costs of $0.2 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Other income (expense), net	$8	$(215)	$223	103.7%
Interest income	11	15	(4)	(26.7)%
Interest expense	(17)	(47)	30	63.8%
Total other income (expense), net	$2	$(247)	$249	100.8%

	For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Other income (expense), net	$24	$(99)	$123	124.2%
Interest income	33	47	(14)	(29.8)%
Interest expense	(85)	(174)	89	51.1%
Total other income (expense), net	$(28)	$(226)	$198	87.6%

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

Total other income (expense) net increased by $249 thousand to other income of $2 thousand for the three months ended September 30, 2017 from other (expense) of ($247) thousand for the three months ended September 30, 2016 due mainly to an increase in other income of $223 thousand related to an adjustment to the fair value of our tax receivable agreement liability recorded in 2016 and a decrease in interest expense of $30 thousand due to reduced notes payable balances as of September 30, 2017.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

Total other income (expense) net increased by $198 thousand to other (expense) of ($28) thousand for the nine months ended September 30, 2017 from other (expense) of ($226) thousand for the nine months ended September 30, 2016 due mainly to an increase in other income of $123 thousand related to an adjustment to the fair value of our tax receivable agreement liability recorded in 2016 and a decrease in interest expense of $89 thousand due to reduced notes payable balances as of September 30, 2017.

Provision for Income Taxes

Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

The provision for income taxes was $1.6 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The change was primarily the result of an increase in income before provision for income taxes.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2017 and 2016 was 30.2% and 26.5%, respectively.

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

The provision for income taxes was $4.6 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively. The change was primarily the result of an increase in income before provision for income taxes.  Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2017 and 2016 was 30.1% and 32.4%, respectively.

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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of non-GAAP financial measure:
Net income	$3,714	$2,893	$10,614	$7,495
GAAP Provision for income taxes	1,604	1,041	4,575	3,589
Delaware Franchise Tax	45	45	135	135
Interest expense	17	47	85	174
Interest income	(11)	(15)	(33)	(47)
Depreciation and amortization	704	671	2,051	2,012
Equity-based compensation	832	842	2,447	2,417
Other adjustments (A)	119	369	416	789
Adjusted EBITDA	$7,024	$5,893	$20,290	$16,564
Adjusted EBITDA Margin	30.7%	28.8%	30.3%	28.0%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,714	$2,893	$10,614	$7,495
GAAP Provision for income taxes	1,604	1,041	4,575	3,589
Delaware Franchise Tax	45	45	135	135
Other adjustments (A)	119	369	416	789
Adjusted earnings before provision for income taxes	5,482	4,348	15,740	12,008
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(2,193)	(1,739)	(6,296)	(4,803)

Adjusted net income	$3,289	$2,609	$9,444	$7,205

GAAP net income per share (B):
Basic and diluted	$0.23	$0.19	$0.67	$0.47

Adjusted earnings per share/unit (B):
Basic	$0.25	$0.20	$0.72	$0.56
Diluted	$0.24	$0.19	$0.69	$0.53

Shares/units outstanding:
Basic Class A shares outstanding	8,131	8,049	8,131	8,049
Basic Class B shares/units outstanding	5,070	4,892	5,070	4,892
Total basic shares/units outstanding	13,201	12,941	13,201	12,941

Diluted Class A shares outstanding (C)	8,137	8,060	8,137	8,060
Diluted Class B shares/units outstanding (D)	5,556	5,621	5,556	5,621
Total diluted shares/units outstanding	13,693	13,681	13,693	13,681

(A)	Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition costs (a)	$—	$—	$—	$22
Non-acquisition expansion costs (b)	69	69	120	226
Severance	45	—	168	6
Other (c)	5	300	128	535
Total other adjustments	$119	$369	$416	$789

(a)	For the nine months ended September 30, 2016, reflects the $12 of legal fees associated with the Cappiccille Acquisition and $10 of professional fees related to the Jamison Acquisition.
(b)

For the three months ended September 30, 2017 and 2016, represents accrued earnout of $69 and $69, respectively, related to our Richmond, VA office expansion.  For the nine months ended September 30, 2017 and 2016, represents accrued earnout of $120 and $226, respectively, related to our Richmond, VA office expansion.

(c)

For the three months ended September 30, 2017, represents professional fees of $5 related to a technology initiative.  For the nine months ended September 30, 2017, represents a sign-on bonus paid to an employee of $105, professional fees of $18 related to a mock audit in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies and professional fees of $5 related to a technology initiative.  For the three and nine months ended September 30, 2016, represents costs associated with the upgrade of our telephone system of $16 and $60, respectively, costs related to the implementation of software of $0 and $13, respectively, a sign on bonus of $261 paid to a new employee and professional fees of $61 and $78, respectively, related to a mock compliance audit, partially offset by a true up adjustment of $223 and $123, respectively, to our tax receivable agreement.  The adjustment in fair value is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 5,687 and 10,582 unvested restricted stock units at September 30, 2017 and 2016, respectively.
(D)	Includes 486,098 and 728,674 unvested restricted stock units at September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that was scheduled to mature on December 24, 2016.  On December 23, 2016, the revolving credit facility was extended for one year to December 23, 2017.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of September 30, 2017, there were no borrowings outstanding on the revolving credit facility. As of September 30, 2017, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018.  Borrowings under the term loan will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of September 30, 2017.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2017 and December 31, 2016.

	As of
(in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$39,558	$37,517
Accounts receivable	$6,458	$6,270
Due from Silvercrest Funds	$2,656	$2,876

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

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2017 and 2016. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$13,874	$9,313
Net cash (used in) provided by investing activities	(583)	69
Net cash used in financing activities	(11,250)	(10,977)
Net change in cash	$2,041	$(1,595)

Operating Activities

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, operating activities provided $13.9 million and $9.3 million, respectively. This difference is primarily the result of increased net income of $3.1 million, decreased payouts of accrued compensation of $1.6 million, an increase in distributions received from funds of $0.3 million, an increase in prepaid and other assets of $2.2 million and an increase in the tax receivable agreement adjustment of $0.1 million.  This was partially offset by a decrease in accounts receivable of $1.8 million due mainly to the timing of payments from clients and a decrease in accounts payable and accrued expenses of $1.1 million.

Investing Activities

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, investing activities used $0.6 million and provided $0.1 million, respectively. The primary use of cash during the nine months ended September 30, 2017 was for the acquisition of furniture, equipment and leasehold improvements. The primary source of cash during the nine months ended September 30, 2016 was a reduction in restricted certificates of deposit of $0.5 million.  This was offset by cash paid at closing for the Cappiccille Acquisition of $0.1 million and the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017 and 2016, financing activities used $11.3 million and $11.0 million, respectively.  Distributions to partners during the nine months ended September 30, 2017 and 2016 were $6.0 million and $5.8 million, respectively. This increase is due to an increase in composite tax payments during the nine months ended September 30, 2017 as compared with the prior period.  During each of the nine months ended September 30, 2017 and 2016, the Company paid dividends of $2.9 million to Class A shareholders.  During the nine months ended September 30, 2017 and 2016, we made earnout payments of $0.8 million and $0.6 million, respectively, and made payments on notes payable of $1.8 million and $2.1 million, respectively.

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

As of September 30, 2017 and December 31, 2016, $0 and $0.1 million, respectively, remained outstanding on the note payable related to the Ten-Sixty acquisition.  There was no accrued but unpaid interest on the notes payable related to the Ten-Sixty acquisition as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, nothing was outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes in an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 million became payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.   As of September 30, 2017 and December 31, 2016, $0 and $0.9 million, respectively, remained outstanding on the notes and accrued but unpaid interest was approximately $0 and $17 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.   As of September 30, 2017 and December 31, 2016, $0.7 million and $1.4 million, respectively, remained outstanding on the notes. As of September 30, 2017 and 2016, accrued but unpaid interest on the notes payable related to the Jamison Acquisition was approximately $9 thousand and $36 thousand, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended September 30, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2017 AUM	$15.5	$3.1	$2.0	$20.6
December 31, 2016 AUM	$13.8	$2.8	$2.0	$18.6

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

The average value of our assets under management for the three and nine months ended September 30, 2017 was approximately $20.3 billion and $19.6 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.0 billion and $2.0 billion for the three and nine months ended September 30, 2017, respectively, which would cause an annualized increase or decrease in revenues of approximately $9.1 million and $9.0 million for the three and nine months ended September 30, 2017, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2017 of 0.45% and 0.46%, respectively.

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

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2017 and 2016 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2017.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 1, 2017.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	November 1, 2017		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 1, 2017		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)