Form 10-K
period 2017-12-31
Silvercrest Asset Management Group Inc.
filed 2018-03-09
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $95.1 million based on the closing price of $13.45 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2017.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 6, 2018 were 8,142,120 and 5,059,319, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2017, our assets under management were $21.3 billion.

We were founded 15 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2017, we had 719 client relationships with an average size of $29 million that represented approximately 98% of our assets under management. Our top 50 relationships averaged $254 million in size, and such amount represented approximately 1.2% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 35%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23)% to 1,142%, with a mean of 42%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

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

As of December 31, 2017, approximately 76% of our discretionary assets under management were held for individual clients and 24% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2017, approximately eleven percent of our 122 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 21 years and, in some cases, even longer.

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

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 58% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $21.3 billion as of December 31, 2017 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 35 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

Where appropriate, our portfolio managers are also encouraged to introduce our clients to our family office services capabilities and we have capacity for growth in client utilization of these services.  Four of our ten largest clients use our family office services and some of these clients have closed their own family offices to consolidate those activities with us. This is a profitable business for us and it serves to tighten our ties to those clients who avail themselves of the services we offer. It is also extremely useful to us in new business competitions where we use these services as a differentiator from our competitors. We continue to see the opportunity for greater penetration with our current clients in future years.

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

Institutional Growth

After nine years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

We are on the “approved” lists of certain prominent institutional investment consultants, which means that these consultants would be prepared to recommend our firm to clients in search of a particular investment strategy for their clients. This has significantly enhanced our ability to win mandates these consultants seek for their institutional clients and as a result we have won institutional mandates in our equity strategies. We expect this trend to continue once it is publicly known that these and other institutions have engaged us to manage significant portfolios for them. The importance of institutional growth to our company is noteworthy: institutional assets will likely expand not only our assets under management but also our profit margins; and the due diligence conducted by these institutions before selecting us will ratify and confirm the decisions to hire us made by our individual clients.

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

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S. equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 63% of our total assets under management are managed in our proprietary investment strategies.

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2017:1

_____________________________________________

1 As of the filing of this annual report our small cap strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/17	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	24.9	13.3	16.5	13.6	9.3
Russell 1000 Value Index		13.7	8.7	14.0	12.5	7.6

Small Cap Value Composite	4/1/02	12.2	12.7	16.0	13.8	11.7
Russell 2000 Value Index		7.8	9.6	13.0	10.8	8.7

Smid Cap Value Composite	10/1/05	15.4	14.2	16.3	14.1	10.9
Russell 2500 Value Index		10.4	9.3	13.3	11.5	8.2

Multi Cap Value Composite	7/1/02	19.5	12.6	16.4	14.0	10.3
Russell 3000 Value Index		13.2	8.7	14.0	12.3	8.4

Equity Income Composite	12/1/03	20.1	13.4	17.1	14.9	12.5
Russell 3000 Value Index		13.2	8.7	14.0	12.3	8.6

Focused Value Composite	9/1/04	18.3	13.8	17.3	13.6	11.6
Russell 3000 Value Index		13.2	8.7	14.0	12.3	8.4

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2017:

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

Four out of our ten largest high net worth clients use one or more components of our family office services. We believe that this is an attractive growth area for our company and we have initiated plans to increase the provision of these services to both broaden relationships with existing clients and to attract potential clients. Our family office services are profitable and are not used as a loss-leader for attracting clients. Our family office capabilities include the following:

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

Employees

As of December 31, 2017, we had 119 full-time employees and three part-time employees.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees continue to remain strong.

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

Set forth below is our holding company structure and ownership as of December 31, 2017.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 5,059,319 Class B units as of December 31, 2017, which represents the right to receive approximately 40.5% of the distributions made by Silvercrest L.P. The principals also collectively hold 486,098 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 3.6% of the distributions made by Silvercrest L.P. The 486,098 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 8,142,120 Class A units, which represents the right to receive approximately 59.5% of the distributions made by Silvercrest L.P. The 486,098 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

SEC Regulation

SAMG LLC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of investment advisers. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration.

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

Dodd-Frank

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act will not cause us to reconsider our basic strategy.  However, certain provisions have, and others may continue to increase regulatory burdens related to compliance costs. The scope of many provisions of the Dodd-Frank Act has been, or will be, determined by implementing regulations, some of which will require lengthy proposal and promulgation periods.

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

The Dodd-Frank Act affects a broad range of market participants with whom we interact or may interact. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. Although many aspects of the Dodd-Frank Act have been implemented, there remains significant uncertainty regarding implementation of other aspects of the Dodd-Frank Act. While its impact on the investment management industry and us cannot be predicted at this time, it will continue to be a risk for our business.

ERISA-Related Regulation

To the extent that SAMG LLC or any other of our affiliates is a “fiduciary” under ERISA with respect to benefit plan clients (including IRAs), it is subject to ERISA (and/or applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code) and to regulations promulgated thereunder. Among other things, ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving benefit plan clients and provide monetary penalties and taxes for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Other Jurisdictions

The Alternative Investment Fund Managers Directive (“AIFMD”) went into effect in the European Union (“EU”) on July 22, 2013. The AIFMD imposes significant regulatory requirements on alternative investment fund managers ("AIFMs''), operating within the EU, as well as prescribing certain conditions with regard to regulatory standards, cooperation and transparency that will need to be satisfied for non-EU AIFMs to market alternative investment funds ("AIFs'') into EU Member States. To date, we have not registered any funds in EU Member States pursuant to the AIFMD, but may do so in the future.  Should SAMG LLC or any other our other affiliates market AIFs in the EU, it and such funds may be subject to significant conditions on their respective operations.

Similarly, revisions to the EU’s Markets in Financial Instruments Directive (MiFID II) which took effect in January 2018 introduced new requirements for certain non-EU portfolio managers who provide certain investment services to EU investors. Should SAMG LLC or any other our other affiliates provide such services in the EU, it and such funds may be subject to the regulatory requirements of MiFID II.

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

We have presented the historical returns of our existing investment strategies outlined under “Business” in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2017 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008, the first quarter of 2009, the second quarter of 2010 and the third quarter of 2015, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2017, $15.5 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represents approximately 93% of our investment management fees for the twelve months ended December 31, 2017. In addition, $0.5 billion of our assets under management were invested in private partnerships as of December 31, 2017, and the revenue from these private partnerships represents approximately 7% of our investment management fees for the twelve months ended December 31, 2017. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

We derive our revenues principally from our assets under management, which may be reduced by our clients, or investors in the mutual funds we sub-advise, at any time. A client may reduce his assets under management with us by re-allocating all or any portion of the assets that we manage away from us at any time with little or no notice. In addition, investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. A client may also reduce his assets under management with us through the termination of his investment advisory agreement with us. Our investment management agreements are terminable by our clients upon short notice or no notice. These investment management agreements and client relationships may be terminated or not renewed for any number of reasons. The decrease in revenues that could result from a reduction in assets under management or the termination of a material client relationship or group of client relationships could have a material adverse effect on our business.

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

The ability of our investment teams to deliver strong investment performance depends in large part on their ability to identify appropriate investment opportunities in which to invest client assets. If the investment team for any of our strategies is unable to identify sufficiently appropriate investment opportunities for existing and new client assets on a timely basis, the investment performance of the strategy could be adversely affected. In addition, if we determine that there are insufficient investment opportunities available for a strategy, we may choose to limit the growth of the strategy by limiting the rate at which we accept additional client assets for management under the strategy, closing the strategy to all or substantially all new investors or otherwise taking action to limit the flow of assets into the strategy. If we misjudge the point at which it would be optimal to limit access to or close a strategy, the investment performance of the strategy could be negatively impacted. The risk that sufficiently appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, but is particularly acute with respect to our small cap and smid cap strategies that focus on small-cap investments, and is likely to increase as our assets under management increase, particularly if these increases occur very rapidly. If we are unable to identify appropriate investment opportunities in which to invest client assets, our growth and results of operations may be negatively affected.  As of the filing of this annual report our small cap strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

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

As of December 31, 2017, our Core International Equity Strategy, which invests in companies domiciled outside of the United States, accounted for approximately 0.3% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2017, $9 billion, representing 43% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2017 were Small Cap, Large Cap, Equity Income, Multi Cap and Focused Value which represented 18%, 8%, 8%, 5% and 2% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

The Dodd-Frank Act will not cause us to reconsider our basic strategy.  However, certain provisions have, and others may continue to increase regulatory burdens related to compliance costs. The scope of many provisions of the Dodd-Frank Act have been, or will be, determined by implementing regulations, some of which will require lengthy proposal and promulgation periods.

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

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past, including additional filings with the SEC and the CFTC required by investment advisors, which have resulted in increased costs to the Company. Significant regulatory changes in our industry may to continue, which would likely subject industry participants to additional, more costly and generally more detailed regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries already have resulted in increased scrutiny of the industry and new rules and regulations for investment advisers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders.

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

Accounts sourced through consultant-led searches have been, and may continue to be, a major component of our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2017 we had approximately $3.9 billion in assets under management from third party distribution channels, which constituted approximately 18.3% of our total assets under management. If we fail to successfully maintain these third-party distribution channels, our business could be materially and adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $21.3 billion as of December 31, 2017. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

Newly enacted laws, such as Tax Cuts and Jobs Act, or regulations and future changes in the U.S. taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense and restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017.  The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions.  We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $11.1 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $8.7 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $8.7 million in the aggregate under the tax receivable agreement.

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

We have 8,142,120 shares of our Class A common stock outstanding as of March 6, 2018. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2017, we have reserved for issuance 690,077 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” for up to five years from the last day of the fiscal year in which our IPO closed, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of an issuer’s most recently completed second fiscal quarter before the end of that five-year period, or (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the preceding three-year period. Investors may find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

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

Stockholders may experience dilution in the future.

Stockholders will experience further dilution upon the issuance of restricted Class B units or restricted shares of our Class A common stock, or upon the grant of options or other equity awards to purchase Class B units or shares of our Class A common stock, in each case under our 2012 Equity Incentive Plan.

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

The following table presents information on the high and low sales prices per share as reported on The Nasdaq Global Market for our Class A common stock for the periods indicated and dividends declared during such periods:

	2017
	High	Low	Dividends Declared Per Share
First Quarter	$14.50	$12.60	$0.12
Second Quarter	$14.10	$11.85	$0.12
Third Quarter	$14.95	$11.85	$0.12
Fourth Quarter	$16.80	$13.31	$0.12

	2016
	High	Low	Dividends Declared Per Share
First Quarter	$13.15	$9.84	$0.12
Second Quarter	$13.56	$11.65	$0.12
Third Quarter	$12.88	$11.50	$0.12
Fourth Quarter	$13.85	$11.07	$0.12

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2017.

Holders

As of March 1, 2018, there were six holders of record of our Class A common stock and 47 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

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

During each of 2017 and 2016, we paid quarterly dividends totaling $0.48 per share of Class A common stock or $3.9 million and $3.9 million in 2017 and 2016, respectively.  In February 2018, our board of directors declared a dividend of $0.14 per share, or an aggregate of approximately $1.1 million, to our Class A common shareholders in respect of the fourth quarter of 2017 payable on March 16, 2018 to holders of record of Class A common stock at the close of business on March 9, 2018.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	980,883	$13.23	690,077
Equity compensation plans not approved by security holders	—	—	—
Total	980,883	$13.23	690,077

A total of 1,670,960 shares of Class A common stock were registered, 966,510 restricted stock units were granted in August 2015 and 14,373 restricted stock units were granted in May 2016, and 690,077 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2017.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from June 27, 2013 (the date our Class A common stock first began trading on The Nasdaq Global Market) through December 31, 2017, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on June 26, 2013 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $11.00 per share.

Index	6/27/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Silvercrest Asset Management Group Inc.	100.00	156.17	147.63	116.58	134.15	169.64
S&P500	100.00	116.54	132.49	134.33	150.39	183.22
SNL Asset Manager*	100.00	127.71	134.73	114.90	121.55	161.41

*

As of 12/31/2017, the SNL Asset Manager Index comprised the following companies: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Apollo Global Mgmt LLC; Ares Mgmt LP; Artisan Partners Asset Mgmt.; Ashford Inc.; Associated Capital Group; BlackRock Inc.; Blackstone Group L.P.; Carlyle Group L.P.; Cohen & Steers Inc.; Diamond Hill Investment Group; Eaton Vance Corp.; Federated Investors Inc.; Fifth Street Asset Management Inc.; Financial Engines Inc.; Franklin Resources Inc.; GAMCO Investors Inc.; Great Elm Capital Group Inc.; Hamilton Lane Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Henderson Group Plc; KKR & Co. L.P.; Legg Mason Inc.; Manning & Napier Inc.; Medley Management Inc.; Oaktree Capital Group LLC; Och-Ziff Capital Mgmt Group LLC; OM Asset Management plc; Pzena Investment Mgmt Inc.; Safeguard Scientifics Inc.; SEI Investments Co.; Silvercrest Asset Mgmt Group; T. Rowe Price Group Inc.; U.S. Global Investors Inc.; Virtus Investment Partners Inc.; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments Inc.; ZAIS Group Holdings Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  The portion of the operating results included in the consolidated statement of operations data for the year ended December 31, 2013 that relates to the six months ended June 30, 2013 are those of Silvercrest L.P., our predecessor for accounting purposes.  The consolidated statement of operations data for the year ended December 31, 2013 represents the combination of Silvercrest L.P.’s results of operations for the six months ended June 30, 2013 and Silvercrest’s results of operations for the six months ended December 31, 2013.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Management and advisory fees	$86,542	$76,185	$71,759	$65,026	$53,465
Performance fees and allocations	834	322	11	221	1,830
Family office services	3,982	3,755	3,368	4,225	4,756
Total revenue	91,358	80,262	75,138	69,472	60,051
Expenses:
Compensation and benefits	54,143	49,009	42,856	40,290	30,322
General and administrative	16,846	16,617	15,325	13,860	13,197
Total expenses	70,989	65,626	58,181	54,150	43,519
Income before other income (expense), net	20,369	14,636	16,957	15,322	16,532
Other income (expense), net:
Other income (expense)	5,346	(105)	1,268	876	3,118
Interest income	47	61	72	69	92
Interest expense	(112)	(228)	(261)	(381)	(447)
Equity income (loss) from investments	615	304	18	1,208	21
Total other income (expense), net	5,896	32	1,097	1,772	2,784
Income before (provision) benefit for income taxes	26,265	14,668	18,054	17,094	19,316
Provision for income taxes	(13,734)	(4,686)	(6,969)	(6,386)	(2,148)
Net income	12,531	9,982	11,085	10,708	17,168
Less: net income attributable to non-controlling interests	(7,194)	(4,967)	(5,761)	(5,933)	(3,478)
Net income attributable to Silvercrest	$5,337	$5,015	$5,324	$4,775	$13,690

Net income per share/unit:
Basic	$0.66	$0.62	$0.68	$0.63	$1.68
Diluted	$0.66	$0.62	$0.68	$0.63	$1.63

Weighted average shares/units outstanding:
Basic	8,110,128	8,031,161	7,855,038	7,600,739	8,145,476
Diluted	8,117,407	8,038,177	7,855,038	7,600,739	8,374,025

Dividends paid per share	$0.48	$0.48	$0.48	$0.48	$0.12

Selected statements of financial position data:
Total assets	$117,360	$112,281	$108,211	$99,696	$100,727
Notes payable	740	2,486	4,514	4,148	11,303
Total liabilities	45,241	46,197	46,574	46,634	52,562
Total Silvercrest Asset Management Group Inc.’s equity	49,095	47,305	45,835	42,516	41,222
Non-controlling interests	23,024	18,779	15,802	10,546	6,943

Selected other data:
Assets under management (in billions) (1)	$21.3	$18.6	$18.1	$17.9	$15.7
(1)	As of the last day of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2017, our assets under management grew 14.5% from $18.6 billion to $21.3 billion.  On June 30, 2015, we acquired $0.7 billion of assets under management in connection with the Jamison Acquisition (as defined herein).

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 38% partnership interest in Silvercrest L.P. as of December 31, 2017 are reflected in non-controlling interests in our Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2017	2016	2015
Revenue	$91,358	$80,262	$75,138
Income before other income (expense), net	$20,369	$14,636	$16,957
Net income	$12,531	$9,982	$11,085
Net income margin	13.7%	12.4%	14.8%
Net income attributable to Silvercrest	$5,337	$5,015	$5,324
Adjusted EBITDA (1)	$27,887	$22,453	$21,858
Adjusted EBITDA margin (2)	30.5%	28.0%	29.1%
Assets under management at period end (billions)	$21.3	$18.6	$18.1
Average assets under management (billions) (3)	$20.0	$18.4	$18.0
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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2017	2016	2015
AUM concentrated in Discretionary Managed Accounts	$15.5	$13.3	$11.6
Average AUM For Discretionary Managed Accounts	$14.4	$12.2	$11.1
Discretionary Managed Accounts Revenue (in millions)	$80.5	$69.1	$63.6
Percentage of management and advisory fees revenue	93%	92%	88%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2017	2016	2015
AUM concentrated in Private Funds	$0.5	$0.5	$0.5
Average AUM For Private Funds	$0.5	$0.5	$0.6
Private Funds Revenue (in millions)	$6.0	$7.1	$8.1
Percentage of management and advisory fees revenue	7%	8%	11%

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

The majority of advisory fees that we earn on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65% and (iv) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Average management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.46%, 0.44% and 0.42% for the years ended December 31, 2017, 2016 and 2015, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2017, 2016 and 2015. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Cash compensation and benefits (1)	$50,895	$45,781	$41,332
Non-cash equity-based compensation expense	3,248	3,228	1,524
Total compensation expense	$54,143	$49,009	$42,856
(1)	For the years ended December 31, 2017, 2016 and 2015, $24,940, $20,868 and $18,535 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

During 2016 and 2015, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders, certain members of the board of directors, and a certain employee.  Information regarding restricted stock units can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Operating Results

Revenue

Our revenues for the years ended December 31, 2017, 2016 and 2015 are set forth below:

For the Years Ended December 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Management and advisory fees	$86,542	$76,185	$10,357	13.6%
Performance fees and allocations	834	322	512	159.0%
Family office services	3,982	3,755	227	6.0%
Total revenue	$91,358	$80,262	$11,096	13.8%

For the Years Ended December 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Management and advisory fees	$76,185	$71,759	$4,426	6.2%
Performance fees and allocations	322	11	311	NM
Family office services	3,755	3,368	387	11.5%
Total revenue	$80,262	$75,138	$5,124	6.8%

The growth in our assets under management from January 1, 2015 to December 31, 2017 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2015	11.6	6.3	17.9	(1)
Gross client inflows	4.3	0.3	4.6
Gross client outflows	(3.4)	(0.3)	(3.7)
Market depreciation	(0.4)	(0.2)	(0.7)
As of December 31, 2015	12.1	$6.0	$18.1	(1)
Gross client inflows	4.6	0.3	4.9
Gross client outflows	(4.2)	(1.2)	(5.4)
Market appreciation (depreciation)	1.3	(0.3)	1.0
As of December 31, 2016	$13.8	$4.8	$18.6	(1)
Gross client inflows	6.8	0.5	7.3
Gross client outflows	(6.2)	(0.5)	(6.7)
Market appreciation	1.6	0.5	2.1
As of December 31, 2017	$16.0	$5.3	$21.3	(1)

(1)	Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/17	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	24.9	13.3	16.5	13.6	9.3
Russell 1000 Value Index		13.7	8.7	14.0	12.5	7.6

Small Cap Value Composite	4/1/02	12.2	12.7	16.0	13.8	11.7
Russell 2000 Value Index		7.8	9.6	13.0	10.8	8.7

Smid Cap Value Composite	10/1/05	15.4	14.2	16.3	14.1	10.9
Russell 2500 Value Index		10.4	9.3	13.3	11.5	8.2

Multi Cap Value Composite	7/1/02	19.5	12.6	16.4	14.0	10.3
Russell 3000 Value Index		13.2	8.7	14.0	12.3	8.4

Equity Income Composite	12/1/03	20.1	13.4	17.1	14.9	12.5
Russell 3000 Value Index		13.2	8.7	14.0	12.3	8.6

Focused Value Composite	9/1/04	18.3	13.8	17.3	13.6	11.6
Russell 3000 Value Index		13.2	8.7	14.0	12.3	8.4

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

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Our total revenue increased by $11.1 million, or 13.8%, to $91.4 million for year ended December 31, 2017, from $80.3 million for year ended December 31, 2016. This increase was driven primarily by growth in our management and advisory fees as a result of increased assets under management and performance fees earned.

Assets under management increased by $2.7 billion, or 14.5%, to $21.3 billion at December 31, 2017 from $18.6 billion at December 31, 2016.  Our growth in assets under management for the year ended December 31, 2017 was attributable to an increase in discretionary assets under management of $2.2 billion and an increase of $0.5 billion in non-discretionary assets under management. The growth in our discretionary assets under management was driven by market appreciation and net client inflows.  With respect to our discretionary assets under management, equity assets grew by 19.1% during the year ended December 31, 2017 and fixed income assets grew by 14.0% during the same period. With respect to our discretionary assets under management, most of our growth came from our core international, large cap value, multi cap value and equity income strategies with composite returns of 26.2%, 24.9%, 20.2% and 20.2%, respectively, for the year ended December 31, 2017.  Compared to the year ended December 31, 2016, there was an increase of $2.4 billion of client inflows, an increase of $1.3 billion in client outflows, and an increase of $1.1 billion in market appreciation. Our market appreciation during the year ended December 31, 2017 constituted a 9.9% rate of increase in our total assets under management compared to December 31, 2016, as compared to our market appreciation during the year ended December 31, 2016 which constituted a 5.5% rate of increase in our total assets under management compared to December 31, 2015.  Sub-advised fund management revenue remained flat for the year ended December 31, 2017 as compared to the prior year.  Proprietary fund management revenue decreased by $0.1 million for the year ended December 31, 2017 as compared to the prior year.  As of December 31, 2017, the composition of our assets under management was 75% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 25% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue increased by $0.2 million or 6.0% to $4.0 million for the year ended December 31, 2017, from $3.8 million for the year ended December 31, 2016.

Performance fee revenue increased by $0.5 million to $0.8 million for the year ended December 31, 2017 from $0.3 million for the year ended December 31, 2016. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
(in billions)	2017	2016	2015
Total AUM as of January 1,	$18.6	$18.1	$17.9
Discretionary AUM:
Total Discretionary AUM as of January 1,	13.8	12.1	11.6
New client accounts/assets	0.4	0.6	1.3	(1)
Closed accounts	(0.1)	(0.1)	(0.2	) (2)
Net cash inflow/(outflow)	0.3	(0.2)	(0.2	) (3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation/(depreciation)	1.6	1.4	(0.4)
Change to Discretionary AUM	2.2	1.7	0.5
Total Discretionary AUM at December 31,	16.0	13.8	12.1
Change to Non-Discretionary AUM	0.5	(1.2)	(0.3	) (5)
Total AUM as of December 31,	$21.3	$18.6	$18.1

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2017, 2016 and 2015 are set forth below:

For the Years Ended December 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Compensation and benefits (1)	$54,143	$49,009	$5,134	10.5%
General and administrative	16,846	16,617	229	1.4%
Total expenses	$70,989	$65,626	$5,363	8.2%

For the Years Ended December 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Compensation and benefits (1)	$49,009	$42,856	$6,153	14.4%
General and administrative	16,617	15,325	1,292	8.4%
Total expenses	$65,626	$58,181	$7,445	12.8%

(1)	For the years ended December 31, 2017 and 2016, $24,940 and $20,868, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2017. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Total expenses increased by $5.4 million, or 8.2%, to $71.0 million for the year ended December 31, 2017 from $65.6 million for the year ended December 31, 2016. This increase was primarily attributable to increases in compensation and benefits expense of $5.1 million and an increase in general and administrative expenses of $0.2 million.

Compensation and benefits expense increased by $5.1 million, or 10.5%, to $54.1 million for the year ended December 31, 2017 from $49.0 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in the accrual for bonuses of $4.3 million, an increase in benefits costs of $0.1 million and an increase in salaries expense of $0.7 million primarily as a result of merit-based increases.

General and administrative expenses increased by $0.2 million, or 1.4%, to $16.8 million for the year ended December 31, 2017 from $16.6 million for the year ended December 31, 2016. This increase was primarily due to an increase in occupancy and related costs of $0.6 million, an increase in professional fees of $0.2 million, an increase in travel and related expenses of $0.2 million, an increase in insurance costs of $0.1 million, an increase in sub-advisory and referral fees of $0.1 million related to increased sub-advised revenue and an increase in depreciation and amortization of $0.1 million.  This was partially offset by a decrease in investment research costs of $0.5 million mainly due to a reduction in soft dollar-related research cost conversions, a decrease in business taxes of $0.1 million, a decrease in client reimbursements of $0.1 million, a decrease in the fair value of earnout payments related to the acquisitions of Milbank Winthrop & Co. (“Milbank”) and Jamison of $0.3 million and a decrease in office expenses of $0.1 million.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Other income (expense), net	$5,346	$(105)	$5,451	NM
Interest income	47	61	(14)	-23.0%
Interest expense	(112)	(228)	116	50.9%
Equity income from investments	615	304	311	102.3%
Total other income (expense), net	$5,896	$32	$5,864	NM

For the Years Ended December 31,
(in thousands)	2016	2015	2016 vs. 2015 ($)	2016 vs. 2015 (%)
Other income (expense), net	$(105)	$1,268	$(1,373)	-108.3%
Interest income	61	72	(11)	-15.3%
Interest expense	(228)	(261)	33	-12.6%
Equity income from investments	304	18	286	NM
Total other income (expense), net	$32	$1,097	$(1,065)	-97.1%

NM – Not Meaningful

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Other income (expense), net increased by $5.9 million to $5.9 million for the year ended December 31, 2017 from $32 thousand for the year ended December 31, 2016 primarily due to a $5.3 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2017.  The adjustment in fair value is a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes.   Equity income from investments increased by $0.3 million in 2017 as compared with the same period in the prior year as a result of increased performance fee allocations.  Interest expense decreased for the year ended December 31, 2017 as compared to the prior year as a result of payments made on notes payable resulting in lower outstanding balances.

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

Provision for Income Taxes

Year Ended December 31, 2017 versus Year Ended December 31, 2016

The provision for income taxes was $13.7 million and $4.7 million for the year ended December 31, 2017 and 2016, respectively. The change was a result of tax reform enacted in 2017 which resulted in a reduction in the future federal statutory corporate tax rate.  This change required a revaluation of the deferred tax assets attributable to Silvercrest which resulted in a significant discrete tax expense related to the reduction in future tax benefits. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2017 and 2016 was 52.3% and 31.9%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2017	2016	2015
Reconciliation of non-GAAP financial measure:
Net income	$12,531	$9,982	$11,085
GAAP Provision for income taxes	13,734	4,686	6,969
Delaware Franchise Tax	180	182	190
Interest expense	112	228	261
Interest income	(47)	(61)	(72)
Depreciation and amortization	2,801	2,664	2,359
Equity-based compensation	3,248	3,228	1,524
Other adjustments (A)	(4,672)	1,544	(458)
Adjusted EBITDA	$27,887	$22,453	$21,858
Adjusted EBITDA Margin	30.5%	28.0%	29.1%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$12,531	$9,982	$11,085
GAAP Provision for income taxes	13,734	4,686	6,969
Delaware Franchise Tax	180	182	190
Other adjustments (A)	(4,672)	1,544	(458)
Adjusted earnings before provision for income taxes	21,773	16,394	17,786
Adjusted provision for income taxes:
Adjusted provision for income taxes (40% assumed tax rate)	(8,709)	(6,558)	(7,114)

Adjusted net income	$13,064	$9,836	$10,672

GAAP net income per share (B):
Basic and diluted	$0.66	$0.62	$0.68
Adjusted earnings per share/unit (B):
Basic	$0.99	$0.76	$0.84
Diluted	$0.95	$0.72	$0.78
Shares/units outstanding:
Basic Class A shares outstanding	8,142	8,074	7,990
Basic Class B shares/units outstanding	5,059	4,866	4,695
Total basic shares/units outstanding	13,201	12,940	12,685
Diluted Class A shares outstanding (C)	8,148	8,085	7,990
Diluted Class B shares/units outstanding (D)	5,545	5,595	5,666
Total diluted shares/units outstanding	13,693	13,680	13,656

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2017	2016	2015
Client reimbursement	$—	$—	$46
Acquisition costs (a)	—	22	281
Severance	167	—	48
Non-acquisition expansion costs (b)	194	310	361
Other (c)	(5,033)	1,212	(1,194)
Total other adjustments	$(4,672)	$1,544	$(458)
(a)

In 2016, represents legal fees of $12 related to the Cappiccille acquisition and professional fees of $10 related to the Jamison Acquisition.  In 2015, primarily represents legal fees of $105 and other professional fees of $164 associated with the Jamison acquisition.

(b)

In 2017, represents $194 of accrued earnout related to our Richmond, VA office expansion.  In 2016, represents $310 of accrued earnout related to our Richmond, VA office expansion.  In 2015, represents $292 of accrued earnout and $69 of professional fees related to our Richmond, VA office expansion.

(c)

In 2017, represents a sign-on bonus paid to an employee of $207, professional fees of $18 related to a readiness assessment in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies and professional fees of $27 related to a technology initiative, compensatory incentive fees of $52 paid to a former Marathon Capital Group, LLC principal and a fair value adjustment to the Cappiccille contingent purchase price consideration of $41.  This was offset by a fair value adjustment to the Jamison contingent purchase price consideration of ($79) and a true-up adjustment to our tax receivable agreement of ($5,299).  In 2016, represents a sign on bonus of $364 paid to a new employee, compensatory incentive fees of $322 paid to a former Marathon Capital Group, LLC principal, costs associated with the upgrade of our telephone system of $82, software implementation costs of $13, professional fees related to a mock compliance audit of $78, professional fees related to a mock Sarbanes 404 audit of $43, a fair value adjustment to the Milbank contingent purchase price consideration of $80, a fair value adjustment to the Jamison contingent purchase price consideration of $79 and a true-up adjustment to our tax receivable agreement of $152.  This was partially offset by a fair value adjustment to the Cappiccille contingent purchase price consideration of ($7).  In 2015, represents professional fees of $57 related to the initial award agreements of restricted stock unit grants, relocation expenses for a specific partner of $28, software implementation costs of $40, professional fees of $49 related to a telecom project and compensatory incentive fees of $11 paid to a former Marathon Capital Group, LLC principal.  This was offset by a fair value adjustment to the Milbank contingent purchase price consideration of ($82), a fair value adjustment to the Jamison contingent purchase price consideration of ($87) and a true-up adjustment to our tax receivable agreement of ($1,209). The adjustment in fair value of the tax receivable agreement is the result in a reduction in future effective corporate tax rate in New York City as a result of a law change. The reduction in the future effective corporate tax rate will result in less tax benefits being recognized by the Company from future amortization reducing its liability pursuant to the tax receivable agreement.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 5,687 and 10,582 unvested restricted stock units at December 31, 2017 and 2016, respectively.
(D)

Includes 486,098 and 728,674 unvested restricted stock units at December 31, 2017 and 2016, respectively.  Includes 4,911 unvested deferred equity units and 966,510 unvested restricted stock units at December 31, 2015.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that was scheduled to mature on December 24, 2016.  On December 21, 2017, the revolving credit facility was extended for one year to December 20, 2018.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of December 31, 2017 and 2016, there were no borrowings outstanding on the revolving credit facility. As of December 31, 2017 and 2016, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018.  Borrowings under the term loan on or prior to June 24, 2015 will be payable in twenty equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of December 31, 2017 and 2016.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2017, December 31, 2016 and December 31, 2015.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash and cash equivalents	$53,822	$37,517	$31,562
Accounts receivable	$9,436	$6,270	$4,502
Due from Silvercrest Funds	$1,094	$2,876	$4,330

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $8.6 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2017, 2016 and 2015. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$29,586	$17,978	$16,243
Net cash used in investing activities	(804)	(284)	(3,936)
Net cash used in financing activities	(12,477)	(11,739)	(11,565)
Net change in cash	$16,305	$5,955	$742

Operating Activities

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Operating activities provided $29.6 million and $18.0 million for the years ended December 31, 2017 and 2016, respectively. This difference is primarily the result of an increase in net income of $2.5 million, increased prepaid expense and other assets of $3.5 million due to the timing of certain payments to vendors, increased deferred rent of $3.5 million mainly related to the extension of the New York City lease, an increase in deferred income taxes of $7.1 million primarily due to movements in discrete items recorded during 2017, an increase in the change in accrued compensation of $2.4 million as a result of an increase in the incentive compensation pool, increased distributions received from investment funds related to performance fees of $0.3 million and increased depreciation and amortization of $0.1 million.  These changes were partially offset by a change in the fair value adjustment to the tax receivable agreement of $5.5 million, decreased accounts payable and accrued expenses of $1.7 million mainly due to the timing of payments to vendors, a decrease in bad debt expense of $0.3 million, a decrease in equity income from investments related to performance fees of $0.3 million, an increase in accounts receivable and due from Silvercrest funds of $0.8 million.

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

Investing Activities

Year Ended December 31, 2017 versus Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016, investing activities used $0.8 million and $0.3 million, respectively.  The primary use of cash during 2017 was for the acquisition of furniture, equipment and leasehold improvements.  The primary use of cash during 2016 was cash paid at closing for the Cappiccille Acquisition of $0.1 million and $0.7 million for the acquisition of furniture, equipment and leasehold improvements partially offset by a reduction in restricted certificates of deposit of $0.6 million.

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

Financing Activities

Year Ended December 31, 2017 versus Year Ended December 31, 2016

For the years ended December 31, 2017 and 2016, financing activities used $12.5 million and $11.7 million, respectively. Dividends of $3.9 million were paid during each of 2017 and 2016.  Distributions to principals of Silvercrest L.P. of $6.2 million and $5.8 million were paid during 2017 and 2016, respectively.  Repayments of notes payable were $1.8 million in $2.2 million during 2017 and 2016, respectively.

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

As of December 31, 2017, the note payable related to the Ten-Sixty acquisition has been paid in full.

As of December 31, 2016, $0.1 million remained outstanding on the note payable related to the Ten-Sixty acquisition.  The principal amount outstanding under this note bears interest at the rate of 5% per annum.  There was no accrued but unpaid interest on the note payable related to the Ten-Sixty acquisition as of December 31, 2016.

As of December 31, 2017 and 2016, there were no borrowings outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 are payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017. The principal amounts outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.  As of December 31, 2017 and 2016, $0 and $0.9 million remained outstanding on these notes and accrued but unpaid interest was approximately $0 and $17 thousand, respectively.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition. The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $0.7 million on each of June 30, 2016, 2017 and 2018.   As of December 31, 2017 and 2016, $0.7 million and $1.4 million remained outstanding on these notes and accrued but unpaid interest was $18 thousand and $36 thousand, respectively.

Contractual Obligations

The following table sets forth information regarding our consolidated contractual obligations as of December 31, 2017.

	Payments Due by Period
	Less Than				More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating leases (1)	$60,247	$2,034	$12,347	$12,269	$33,597
Capital leases	299	157	113	29	—
Tax receivable agreement (2)	8,653	789	1,135	1,191	5,538
Notes payable	722	722	—	—	—
Total	$69,921	$3,702	$13,595	$13,489	$39,135

(1)

In December 2015, we extended our lease for our New York City office space.  The extended lease period begins October 1, 2017 and expires on September 30, 2028.  The estimated payments for operating leases included above include amounts for this lease extension.

(2)

The estimated payments under the tax receivable agreement as of December 31, 2017 are described above under “Liquidity and Capital Resources”. However, amounts payable under the tax receivable agreement will increase upon exchanges of  Class B units for our Class A common stock, with the increase representing 85% of the estimated future tax benefits, if any, resulting from the exchanges. The actual amount and timing of payments associated with our existing payable under our tax receivable agreements or future exchanges, and associated tax benefits, will vary depending upon a number of factors as described under “Liquidity and Capital Resources.”

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2017 or December 31, 2016.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2017, 2016 and 2015, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

We account for performance-based revenue in accordance with ASC 606-10-32, Accounting for Management Fees Based on a Formula, by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements. In certain arrangements, we are only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. We record performance fees and allocations as a component of revenue once the performance fee has crystallized. As a result, there is no estimate or variability in the consideration when revenue is recorded.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2017 AUM	$16.2	$3.0	$2.1	$21.3
December 31, 2016 AUM	$13.8	$2.8	$2.0	$18.6

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2017 was approximately $20.0 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.0 billion for the year ended December 31, 2017, which would cause an annualized increase or decrease in revenues of approximately $9.1 million for the year ended December 31, 2017, at a weighted average fee rate for the year ended December 31, 2017 of 0.46%.

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

As of December 31, 2017, there are no outstanding deferred equity units.

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

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2017, 2016 and 2015 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2017.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm due to our status as an emerging growth company.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2017 (“2018 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016
(ii)	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
(iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
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

Exhibit Number	Description
10.9*	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 21, 2017).

21.1**	List of subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under “Signatures”).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith
+	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 9, 2018.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2017 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2018:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 9, 2018

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 9, 2018

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 9, 2018

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 9, 2018

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 9, 2018

/s/ Wilmot H. Kidd III
Wilmot H. Kidd III	Director	March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silvercrest Asset Management Group Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 9, 2018

We have served as the Company’s auditor since 2006.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$53,822	$37,517
Investments	626	335
Receivables, net	9,436	6,270
Due from Silvercrest Funds	1,094	2,876
Furniture, equipment and leasehold improvements, net	2,453	2,411
Goodwill	25,168	25,168
Intangible assets, net	11,578	13,404
Deferred tax asset—tax receivable agreement	11,838	20,221
Prepaid expenses and other assets	1,345	4,079
Total assets	$117,360	$112,281
Liabilities and Equity
Accounts payable and accrued expenses	$3,506	$4,485
Accrued compensation	28,274	23,797
Notes payable	740	2,486
Deferred rent	3,473	436
Deferred tax and other liabilities	9,248	14,993
Total liabilities	45,241	46,197
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 8,142,120 and 8,074,197 issued and outstanding as of December 31, 2017 and 2016, respectively	81	81
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 5,059,319 and 4,866,303 issued and outstanding as of December 31, 2017 and 2016, respectively	49	48
Additional Paid-In Capital	41,606	41,260
Retained earnings	7,359	5,916
Total Silvercrest Asset Management Group Inc.’s equity	49,095	47,305
Non-controlling interests	23,024	18,779
Total equity	72,119	66,084
Total liabilities and equity	$117,360	$112,281

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2017	2016	2015
Revenue
Management and advisory fees	$86,542	$76,185	$71,759
Performance fees and allocations	834	322	11
Family office services	3,982	3,755	3,368
Total revenue	91,358	80,262	75,138
Expenses
Compensation and benefits	54,143	49,009	42,856
General and administrative	16,846	16,617	15,325
Total expenses	70,989	65,626	58,181
Income before other income (expense), net	20,369	14,636	16,957
Other income (expense), net
Other income (expense), net	5,346	(105)	1,268
Interest income	47	61	72
Interest expense	(112)	(228)	(261)
Equity income from investments	615	304	18
Total other income (expense), net	5,896	32	1,097
Income before provision for income taxes	26,265	14,668	18,054
Provision for income taxes	(13,734)	(4,686)	(6,969)
Net income	12,531	9,982	11,085
Less: net income attributable to non-controlling interests	(7,194)	(4,967)	(5,761)
Net income attributable to Silvercrest	$5,337	$5,015	$5,324
Net income per share:
Basic	$0.66	$0.62	$0.68
Diluted	$0.66	$0.62	$0.68
Weighted average shares outstanding:
Basic	8,110,128	8,031,161	7,855,038
Diluted	8,117,407	8,038,177	7,855,038

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
December 31, 2014	7,768	$78	4,520	$46	$39,175	$3,217	$42,516	$10,546	$53,062
Distributions to partners	—	—	—	—	—	—	—	(5,546)	(5,546)
Equity-based compensation	—	—	127	—	—	—	—	1,782	1,782
Repayment of notes receivable from partners	—	—	—	—	—	—	—	489	489
Net Income	—	—	—	—	—	5,324	5,324	5,761	11,085
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1,049	—	1,049	—	1,049
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(66)	(66)
Share Conversion	222	2	(211)	(3)	727	—	726	(726)	—
Issuance of Class B shares in connection with the Jamison Acquisition	—	—	259	3	—	—	3	3,562	3,565
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,783)	(3,783)	—	(3,783)
December 31, 2015	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(5,761)	(5,761)
Contributions from partners	—	—	9	1	—	—	1	120	121
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(120)	(120)
Equity-based compensation	—	—	246	2	42	—	44	3,205	3,249
Repayment of notes receivable from partners	—	—	—	—	—	—	—	880	880
Net Income	—	—	—	—	—	5,015	5,015	4,967	9,982
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(56)	(56)
Share Conversion	84	1	(84)	(1)	258	—	258	(258)	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,857)	(3,857)	—	(3,857)
December 31, 2016	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(6,205)	(6,205)
Issuance of Class B shares	—	—	13	—	—	—	—	165	165
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(165)	(165)
Equity-based compensation	5	—	243	1	38	—	39	3,209	3,248
Repayment of notes receivable from partners	—	—	—	—	—	—	—	371	371
Net Income	—	—	—	—	—	5,337	5,337	7,194	12,531
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	23	—	23	—	23
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(39)	(39)
Share Conversion	63	—	(63)	—	285	—	285	(285)	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,894)	(3,894)	—	(3,894)
December 31, 2017	8,142	81	5,059	49	41,606	7,359	49,095	23,024	72,119

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$12,531	$9,982	$11,085
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,248	3,228	1,524
Depreciation and amortization	2,801	2,664	2,359
Deferred rent	3,037	(416)	(466)
Deferred income taxes	8,646	1,587	3,533
Tax receivable agreement fair value adjustment	(5,299)	152	(1,209)
Provision for doubtful accounts	—	294	—
Non-cash interest on notes receivable from partners	(39)	(56)	(66)
Distributions received from investment funds	322	1	1,292
Equity income from investments	(615)	(304)	(18)
Other	1	1	2
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(1,384)	(608)	(501)
Prepaid expenses and other assets	2,744	(801)	(973)
Accounts payable and accrued expenses	(940)	730	(121)
Accrued compensation	4,477	2,032	285
Other liabilities	(24)	(679)	(695)
Interest payable on notes payable	80	171	212
Net cash provided by operating activities	29,586	17,978	16,243
Cash Flows From Investing Activities
Release of restricted certificates of deposit and escrow	$—	$587	$(1)
Acquisition of furniture, equipment and leasehold improvements	(804)	(723)	(388)
Acquisition of Cappicille	—	(148)	—
Acquisition of Jamison	—	—	(3,547)
Net cash used in investing activities	(804)	(284)	(3,936)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(756)	$(630)	$(570)
Repayments of notes payable	(1,826)	(2,200)	(2,010)
Payments on capital leases	(166)	(171)	(145)
Distributions to partners	(6,205)	(5,761)	(5,546)
Dividends paid on Class A common stock	(3,895)	(3,857)	(3,783)
Payments from partners on notes receivable	371	880	489
Net cash used in financing activities	(12,477)	(11,739)	(11,565)
Net increase in cash and cash equivalents	16,305	5,955	742
Cash and cash equivalents, beginning of year	37,517	31,562	30,820
Cash and cash equivalents, end of year	$53,822	$37,517	$31,562

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,713	$4,079	$3,967
Interest	115	204	149

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$165	$120	$—
Earnout accrual for acquisition of certain assets of Cappicille	—	354	—
Earnout accrual for acquisition of certain assets of Jamison	—	—	1,342
Issuance of notes payable for acquisition of certain assets of Jamison	—	—	2,165
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison	—	—	3,562
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of certain assets of Jamison, par value $0.01	—	—	3
Recognition of deferred tax assets as a result of share conversions	279	328	1,038
Assets acquired under capital leases	301	—	50

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2017, 2016 and 2015

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,142,120 Class A units or approximately 61.6% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the IPO and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that will require it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This will be Silvercrest’s obligation and not the obligation of SLP. As of December 31, 2017, this liability is estimated to be $8,653 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition.  Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

For the years ended December 31, 2017, 2016 and 2015, the valuation adjustment to the TRA related to the underlying deferred tax assets was $5,299, ($152) and $1,209, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the years ended December 31, 2017, 2016 and 2015, Silvercrest made TRA payments totaling $731, $690 and $689, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the years ended December 31, 2017, 2016 and 2015.  All intercompany transactions and balances have been eliminated.

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

As of December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017, 2016 and 2015, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2017 and 2016, Silvercrest holds approximately 62% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP that is held by the limited partners. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2017. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2017, 2016 and 2015.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2017, 2016 and 2015, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2017 and 2016. No goodwill impairment charges were recorded during the years ended December 31, 2017, 2016 and 2015.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606 (ASU No. 2014-09), “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitles for the transfer of promised goods or services to customers.  The Company has evaluated the impact of ASC 606 on the Consolidated Financial Statements.  The impact of adopting ASC 606 (ASU 2014-09) is de minimis to the Company’s consolidated financial statements and recognition of revenue when compared to ASC 605. The new revenue standard requires more comprehensive revenue recognition disclosure in the Company’s notes to the financial statements.

The Company generates revenue from management and advisory fees, performance fees, and family office services fees. Management and advisory fees are generated by managing assets on behalf of separate accounts and acting as investment adviser for various investment funds. Performance fees relate to assets managed in external investment strategies in which the Company has a revenue sharing arrangement and in funds in which the Company has no partnership interest. Management and advisory fees and family office services fees income is recognized through the course of the period in which these services are provided. Income from performance fees is recorded at the conclusion of the contractual performance period when all contingencies are resolved. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets.

The discretionary investment management agreements for the Company’s separately managed accounts do not have a specified term. Rather, each agreement may be terminated by either party at any time, unless otherwise agreed with the client, upon written notice of termination to the other party. The investment management agreements for the Company’s private funds are generally in effect from year to year, and may be terminated at the end of any year (or, in certain cases, on the anniversary of execution of the agreement) (i) by the Company upon 30 or 90 days’ prior written notice and (ii) after receiving the affirmative vote of a simple majority of the investors in the private fund that are not affiliated with the Company, by the private fund on 60 or 90 days’ prior written notice. The investment management agreements for the private funds may also generally be terminated effective immediately by either party where the non-terminating party (i) commits a material breach of the terms subject, in certain cases, to a cure period, (ii) is found to have committed fraud, gross negligence or willful misconduct or (iii) terminates, becomes bankrupt, becomes insolvent or dissolves. Each of the Company’s investment management agreements contains customary indemnification obligations from the Company to their clients.

The advisory fees are primarily driven by the level of the Company’s assets under management. The assets under management increase or decrease based on the net inflows or outflows of funds into the Company’s various investment strategies and the investment performance of their clients’ accounts. In order to increase the Company’s assets under management and expand their business, the Company must develop and market investment strategies that suit the investment needs of their target clients and provide attractive returns over the long term. The Company’s ability to continue to attract clients will depend on a variety of factors including, among others:

•	the ability to educate the Company’s target clients about the Company’s classic value investment strategies and provide them with exceptional client service;
•	the relative investment performance of the Company’s investment strategies, as compared to competing products and market indices;
•	competitive conditions in the investment management and broader financial services sectors;
•	investor sentiment and confidence; and
•	The decision to close strategies when the Company deems it to be in the best interests of their clients.

The majority of advisory fees that the Company earns on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance and (iii) for the municipal value strategy, 0.65%. The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s client relationships pay a blended fee rate since they are invested in multiple strategies.

Management fees earned on investment funds that the Company advises are calculated primarily based on the net assets of the funds. Some funds calculate investment fees based on the net assets of the funds as of the last business day of each calendar quarter, whereas other funds calculate investment fees based on the value of net assets on the first business day of the month. Depending on the investment fund, fees are paid either quarterly in advance or quarterly in arrears. For the Company’s private funds, the fees range from 0.25% to 1.5% annually. Certain management fees earned on investment funds for which the Company performs risk management and due diligence services are based on flat fee agreements customized for each engagement.

The Company’s advisory fees may fluctuate based on a number of factors, including the following:

•	changes in assets under management due to appreciation or depreciation of their investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;
•	allocation of assets under management among their investment strategies, which have different fee schedules;
•	allocation of assets under management between separately managed accounts and advised funds, for which the Company generally earn lower overall advisory fees; and
•	the level of their performance with respect to accounts and funds on which the Company is paid incentive fees.

The Company’s family office services capabilities enable us to provide comprehensive and integrated services to their clients. The Company’s dedicated group of tax and financial planning professionals provide financial planning, tax planning and preparation, partnership accounting and fund administration and consolidated wealth reporting among other services. Family office services income fluctuates based on both the number of clients for whom the Company performs these services and the level of agreed-upon fees, most of which are flat fees. Therefore, non-discretionary assets under management, which are associated with family office services, do not typically serve as the basis for the amount of family office services revenue that is recognized. Family office services fees are also typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter based on a contractual percentage of the assets managed or upon a contractually agreed-upon flat fee arrangement. Revenue is recognized on a ratable basis over the period in which services are performed.

The Company accounts for performance-based revenue in accordance with ASC 606 by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company records performance fees and allocations as a component of revenue once the performance fee which is recognized at a point in time upon crystallization of the performance fee. As a result, there is no estimate or variability in the consideration when revenue is recorded.

Transition approach

The Company will utilize the modified cumulative effect method as part its adoption of ASU 2014-09. The Company will recognize the modified cumulative effective of initially applying ASU 2014-09 as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. As stated above, the impact of the adoption of the ASU will be immaterial.  This method will be applied to either incomplete contracts of the revenue which has not been recognized in accordance with prior revenue guidance as of the date of initial application or all contracts as of, and new contracts after, the date of initial application. As of December 31, 2017, all revenue recognized is for complete contracts of revenue. As a result, there will be no adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application upon adoption on January 1, 2018.

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

Income Taxes

Silvercrest and SFS are subject to federal and state corporate income tax, which requires an asset and liability approach to the financial accounting and reporting of income taxes. SLP is not subject to federal and state income taxes, since all income, gains and losses are passed through to its partners. SLP is, however, subject to New York City unincorporated business tax. With respect to the Company’s incorporated entities, the annual tax rate is based on the income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment is required in determining the tax expense and in evaluating tax positions. The tax effects of any uncertain tax position (“UTP”) taken or expected to be taken in income tax returns are recognized only if it is “more likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes estimated accrued interest and penalties related to UTPs in income tax expense.

The Company recognizes the benefit of a UTP in the period when it is effectively settled. Previously recognized tax positions are derecognized in the first period in which it is no longer more likely than not that the tax position would be sustained upon examination.

On December 22, 2017, the tax legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under FASB ASC 740 “Accounting for Income Taxes”, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA is required in the interim and annual periods that include December 22, 2017. The TCJA reduces the corporate tax rate to 21 percent, effective January 1, 2018, for all corporations.  Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, all corporations, regardless of their year-end, must adjust their deferred tax assets and deferred tax liabilities as of December 22, 2017, the enactment date. The effect of changes in tax laws or rates on deferred tax assets and deferred tax liabilities is allocated to continuing operations as a discrete item rather than through the annual effective tax rate.

The Company has completed the accounting for the income tax effects under the new tax reform legislation that is relevant to the Company and required to be recorded and disclosed pursuant to ASC 740. The Company believes that the accounting is final relative to the TCJA and there are no provisional amounts. The Consolidated Financial Statements reflect all such adjustments and disclosures related to the TCJA that are required under the guidance referenced above.

Recent Accounting Developments

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.  Some of the amendments in ASU 2016-01 include the following: (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value, among others. ASU 2016-01 became effective on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification” which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” which requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended).  Subtopic 610-20 was issued as part of the new revenue standard. It provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance defines “in substance nonfinancial assets,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments are effective for annual periods beginning after December 15, 2017 with early adoption permitted. Transition can use either the full retrospective approach or the modified retrospective approach. The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock”.  The ASU amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption was permitted, including adoption in any interim period.  The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statement.

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

A fair value adjustment to contingent purchase price consideration of $41 and ($7) was recorded at December 31, 2017 and 2016, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $279 and $347 related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2017 and 2016, respectively, for contingent consideration.  During the year ended December 31, 2017, the Company made a contingent purchase price payment to Cappiccille of $109.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $817 and $1,242 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2017 and 2016, respectively, for contingent consideration.

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

Jamison revenue and income before provision for income taxes that are included in the Consolidated Statement of Operations for the year ended December 31, 2017 are $4,921 and $834, respectively, for the year ended December 31, 2016 are $4,917 and $741, respectively, and for the six months ended December 31, 2015 are $2,568 and $407, respectively.

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

A fair value adjustment to contingent purchase price consideration of $(79), $79 and ($87) was recorded at December 31, 2017, 2016 and 2015, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for each of the years then ended. The Company has a liability of $817 and $1,242 related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2017 and 2016, respectively, for contingent consideration.  During the years ended December 31, 2017 and 2016, the Company made contingent purchase price payments to Jamison of $345 and $180, respectively.

Pro Forma Year Ended December 31, 2015
Total Revenue	$77,812
Net Income	$11,401

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $626 and $335 as of December 31, 2017 and 2016, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2017 and 2016, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2017 and 2016, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At December 31, 2017 and December 31, 2016, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$53,822	$53,822	$37,517	$37,517
Investments	$626	$626	$335	$335	N/A	(1)

Financial liabilities:
Notes Payable	$740	$740	$2,486	$2,486	Level 2	(2)

(1)

Investments consist of the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates.  Fair value of investments is based on the net asset value of the affiliated investment funds which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.

(2)	The carrying value of notes payable approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2017 and December 31, 2016:

	2017	2016
Management and advisory fees receivable	$5,077	$4,369
Unbilled receivables	2,897	2,552
Other receivables	2,083	2
Receivables	10,057	6,923
Allowance for doubtful receivables	(621)	(653)
Receivables, net	$9,436	$6,270

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2017 and December 31, 2016:

	2017	2016
Leasehold improvements	$4,034	$3,915
Furniture and equipment	6,607	5,802
Artwork	468	466
Total cost	11,109	10,183
Accumulated depreciation and amortization	(8,656)	(7,772)
Furniture, equipment and leasehold improvements, net	$2,453	$2,411

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $975, $737, and $719, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2017 and December 31, 2016:

	2017	2016
Beginning
Gross balance	$42,583	$42,097
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	24,682
Acquisition of Cappicille	—	486
Ending
Gross balance	42,583	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$25,168

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2017 and December 31, 2016:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2017	$22,560	$2,467	$25,027
Balance, December 31, 2017	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2017	(9,721)	(1,902)	(11,623)
Amortization expense	(1,646)	(180)	(1,826)
Balance, December 31, 2017	(11,367)	(2,082)	(13,449)
Net book value	$11,193	$385	$11,578
Cost
Balance, January 1, 2016	$22,560	$2,467	$25,027
Balance, December 31, 2016	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2016	(8,062)	(1,634)	(9,696)
Amortization expense	(1,659)	(268)	(1,927)
Balance, December 31, 2016	(9,721)	(1,902)	(11,623)
Net book value	$12,839	$565	$13,404

Amortization expense related to intangible assets was $1,826, $1,927 and $1,640 for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2018	$1,685
2019	1,390
2020	1,299
2021	1,196
2022	1,142
Thereafter	4,866
Total	$11,578

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that was to mature on December 23, 2017. As of December 21, 2017, the revolving credit facility was extended for one year.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. On June 28, 2013, the borrowers borrowed $7,000 on the revolving credit loan. As of December 31, 2017 and 2016, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 will be payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of December 31, 2017 and 2016, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $17, $47 and $40 for the years ended December 31, 2017, 2016 and 2015.

Notes Payable

The following is a summary of notes payable:

	December 31, 2017
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$722
Interest payable		18
Total, December 31, 2017		$740

	December 31, 2016
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$1,538
Variable rate notes issued for redemption of partners’ interest (see Note 15)	Prime plus 1%	895
Interest payable		53
Total, December 31, 2016		$2,486

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on the U.S. Prime Rate.

As of December 31, 2017, future principal amounts payable under the fixed and variable rate notes are as follows:

2018	$722
Total	$722

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bear interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 are payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of December 31, 2017 and 2016, $0 and $895, respectively, remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was approximately $0 and $17 as of December 31, 2017 and 2016, respectively.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of December 31, 2017 and 2016, $722 and $1,443, respectively, remained outstanding on these notes.  Accrued but unpaid interest on the notes was approximately $18 and $36 as of December 31, 2017 and 2016, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2017, 2016 and 2015 amounted to $4,369, $3,760, and $3,766, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2017, 2016 and 2015 of $278, $289, and $433, respectively. Therefore, for the years ended December 31, 2017, 2016 and 2015, net rent expense amounted to $4,091, $3,471, and $3,333, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2017 and 2016.  The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2017 and 2016.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.  In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease.  This expansion will occur on or about October 1, 2017, and the lease is extended to November 30, 2024.  This was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028.  The amended lease provides for a rent credit of $40,000.  Monthly rent expense under the amended lease is $10.

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

In January 2018, the Company extended its lease related to its Boston, MA office space.  The amended lease commences on January 1, 2018 and expires on April 30, 2023.  The lease provides for a rent-free period of one month.  Monthly rent expense under this extension is $33.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2018	$2,034	$(131)	$1,903
2019	6,167	—	6,167
2020	6,180	—	6,180
2021	6,193	—	6,193
2022	6,076	—	6,076
Thereafter	33,597	—	33,597
Total	$60,247	$(131)	$60,116

The Company has capital leases for certain office equipment. The Company entered into a capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  In January 2017, the Company entered into a capital lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments are $1, and continue through December 31, 2018.  In January 2017, the Company entered into a capital lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  The aggregate principal balance of capital leases was $299 and $267 as of December 31, 2017 and 2016, respectively.

The assets relating to capital leases that are included in equipment are as follows:

	December 31, 2017	December 31, 2016
Capital lease assets included in furniture and equipment	$747	$625
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(426)	(374)
	$379	$309

Depreciation expense relating to capital lease assets was $142, $124 and $123 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
2018	$157
2019	68
2020	45
2021	28
2022	1
Total	$299

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $6,205, $5,761 and $5,546 for the years ended December 31, 2017, 2016 and 2015, respectively.   Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2017, 2016 and 2015 amounted to $21,177, $18,827 and $18,568, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2017, 2016 and 2015.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the years ended December 31, 2017, 2016 and 2015, SLP accrued partner incentive allocations of $25,101, $20,238 and $18,535, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2017
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,142,120	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	5,059,319	1 vote per share (3),(4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 5,687 remain unvested as of December 31, 2017.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 5,059,319 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 486,098 restricted stock units which will vest and settle in the form of Class B units of SLP. The 486,098 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the year ended December 31, 2017, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2017		8,074,197
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2017	26,008
Issuance of Class A common stock upon vesting of restricted stock units	April 2017	1,000
Issuance of Class A common stock upon vesting of restricted stock units	May 2017	3,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2017	2,000
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2017	24,119
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2017	10,900
Class B common shares outstanding - December 31, 2017		8,142,120

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2017		4,866,303
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2017	(26,008)
Issuance of Class B common stock upon vesting of restricted stock units	May 2016	947
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2017	(2,000)
Issuance of Class B common stock	June 2017	13,468
Issuance of Class B common stock upon vesting of restricted stock units	August 2017	241,628
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2017	(24,119)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2017	(10,900)
Class B common shares outstanding - December 31, 2017		5,059,319

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

In November 2017, the Company redeemed from certain existing partners 10,900 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows:

	December 31, 2017	December 31, 2016
Beginning balance	$2,085	$2,789
New notes receivable issued to partners	165	120
Repayment of notes	(371)	(880)
Interest accrued and capitalized on notes receivable	39	56
Ending balance	$1,918	$2,085

Full recourse notes receivable from partners as of December 31, 2017 and 2016 are $1,093 and $1,207, respectively.  Limited recourse notes receivable from partners as of December 31, 2017 and 2016 are $825 and $878, respectively. There is no allowance for credit losses on notes receivable from partners as of December 31, 2017 and 2016.

13. RELATED PARTY TRANSACTIONS

During 2017 and 2016, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

The Company also provides services to the following, which operate and invest separately as stand-alone funds:

•	the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation),
•	Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation),
•	Silvercrest Capital Appreciation Fund LLC (currently in liquidation),
•	Silvercrest International Equity Fund, L.P. (merged into Silvercrest International Fund, L.P. in October 2013),
•	Silvercrest Municipal Special Situations Fund LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Municipal Special Situations Fund II LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Select Growth Equity Fund, L.P. (liquidated as of December 31, 2015),
•	Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P. Silvercrest International Equity Fund, L.P. merged into this fund in October 2013),
•	Silvercrest Small Cap Fund, L.P. (currently in liquidation),
•	Silvercrest Special Situations Fund, L.P., and
•	Silvercrest Commodity Strategies Fund, L.P. (currently in liquidation).

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the years ended December 31, 2017, 2016 and 2015 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $6,049, $6,188, and $7,503, respectively, and performance fees and allocations of $613, $303, and $13, respectively, of which $613, $303 and $2, respectively, is included in equity income from investments and $0, $0 and $11, respectively, is included in performance fees in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, the Company was owed $1,094 and $2,876, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2017, 2016 and 2015, the Company earned advisory fees of $985, $713 and $525, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2017 and 2016, the Company is owed approximately $6 and $2, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

	Year Ended December 31,
	2017	2016	2015
Current Provision:
Federal	$2,492	$1,180	$1,479
State and local	2,596	1,919	1,957
Total Current Provision	5,088	3,099	3,436
Deferred Provision:
Federal	8,062	1,676	1,151
State and local	584	(89)	2,382
Total Deferred Provision	8,646	1,587	3,533
Total Provision for Income Taxes	$13,734	$4,686	$6,969

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.  The deferred tax expense for the year ended December 31, 2017 includes additional deferred tax expense of $7,262 related to the revaluation of the Company’s net deferred tax assets resulting from the reduction in the federal corporate tax rate due to the Tax Cuts and Jobs Act, which was signed by the President on December 22, 2017.  The deferred tax expense for the year ended December 31, 2015 includes additional deferred tax expense of $1,694 related to revaluation of the Company’s net deferred tax assets resulting from the reduction in the future statutory corporate tax rates and changes in methods of apportioning income in New York State & New York City.

As of December 31, 2017 and 2016, the Company had a net deferred tax asset of $11,612 and $19,989, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2017	2016
Deferred tax assets
Intangible assets	$12,817	$21,792
Other	21	—
Total deferred tax assets	$12,838	$21,792
Deferred tax liabilities
Intangible assets	$247	$221
Investment on underlying SLP partnership	979	1,571
Other	—	11
Total deferred tax liabilities	$1,226	$1,803
Net deferred tax assets (liabilities)	$11,612	$19,989

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2017	2016	2015
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to Partners	(11.38)%	(14.17)%	(12.43)%
State and local income taxes	8.14%	9.78%	18.50%
Permanent items	(6.70)%	0.33%	(2.18)%
Discrete expenses due to Corporate Tax Reform	27.69%	0.00%	0.00%
Other	(0.46)%	1.01%	(0.29)%
Effective income tax rate	52.29%	31.95%	38.60%

As of December 31, 2017, the Company had net tax payables receivable of $701 which consisted of net federal and state and local tax payables of $662 and $39, respectively.  As of December 31, 2016, the Company had net tax refunds receivable of $2,625 which consisted of net federal and state and local tax refunds of $1,427 and $1,198, respectively.

Of the total net deferred taxes at December 31, 2017 and 2016, $92 and $95, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2017, the Company’s U.S. federal income tax returns for the years 2014 through 2016 are open under the normal three-year statute of limitations and therefore subject to examination.

The impact from the Tax Cuts and Jobs Act of 2017 is incorporated in the 2017 financials. We do not view any items as provisional under SAB 118 and the Company has finalized its calculation of the impact of tax reform.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2017 and 2016.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense related to such units of $0, $14 and $248, respectively, of which $0, $1 and $81, respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target would be met was considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 for the years ended December 31, 2017, 2016 and 2015.

During the years ended December 31, 2017, 2016 and 2015, no vested Deferred Equity Units were settled in cash. As of December 31, 2017 and December 31, 2016, there was no remaining estimated unrecognized compensation expense related to unvested awards.

A summary of these equity grants by the Company as of December 31, 2017, 2016 and 2015 during the periods then ended is presented below:

	Deferred Equity Units			Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2015	52,188	$12.00	15.65	96,971	$3.75
Vested	(47,277)	(12.00)	(13.97)	(90,585)	(3.75)
Forfeited	—	—	—	—	—
Balance at December 31, 2015	4,911	$12.00	$11.89	6,386	$3.75
Vested	(4,911)	(12.00)	(10.92)	(6,386)	(3.75)
Forfeited	—	—	—	—	—
Balance at December 31, 2016	—	$—	$—	—	$—

The Company estimated 10% of all awards would be forfeited and the related service period was four years.

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2017 and 2016, 690,077 shares were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

For the years ended December 31, 2017 and 2016, the Company recorded compensation expense related to such RSUs of $3,248 and $3,247, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended.  As of December 31, 2017 and 2016, there was $5,140 and $5,169, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2017 and 2016, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 2.09 and 2.40 years, respectively.

A summary of these RSU grants by the Company as of December 31, 2017 and 2016 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2016	966,510	$13.19 – 13.23
Granted in May 2016	14,373	13.19
Vested in August 2016	(241,627)	(13.23)
Total granted at December 31, 2016	739,256	$13.19 – 13.23
Vested in April 2017	(1,000)	(13.19)
Vested in May 2017	(4,843)	(13.19)
Vested in August 2017	(241,627)	(13.23)
Total granted at December 31, 2017	491,786	$13.19 – 13.23

For the years ended December 31, 2017 and 2016, the Company recorded total compensation expense related to such Deferred Equity Units and Restricted Stock Units of $3,248 and $3,228, respectively, of which $0 and ($32), respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target would be met was considered probable.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2017, 2016 and 2015, Silvercrest made matching contributions of $75, $112 and $86, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2017, 2016 and 2015, the Company utilized “soft dollar” credits of $859, $804 and $940, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2017 and 2016.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$21,951	$22,091	$22,845	$24,471
Income before other income (expense), net	$4,747	$5,154	$5,316	$5,152
Net income	$3,300	$3,600	$3,714	$1,917
Net income (loss) attributable to Silvercrest	$1,687	$1,858	$1,872	$(80)
Net income (loss) per share/unit - basic	$0.21	$0.23	$0.23	$(0.01)
Net income (loss) per share/unit - diluted	$0.21	$0.23	$0.23	$(0.01)
Weighted average shares/units outstanding - basic	8,078,643	8,104,697	8,119,444	8,136,986
Weighted average shares/units outstanding - diluted	8,089,225	8,111,930	8,125,131	8,136,986

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$19,263	$19,337	$20,470	$21,192
Income before other income (expense), net	$3,624	$3,505	$4,181	$3,326
Net income	$2,496	$2,106	$2,893	$2,487
Net income attributable to Silvercrest	$1,307	$926	$1,496	$1,286
Net income per share/unit - basic	$0.16	$0.12	$0.19	$0.15
Net income per share/unit – diluted	$0.16	$0.12	$0.19	$0.15
Weighted average shares/units outstanding - basic	7,995,720	8,027,825	8,038,638	8,062,041
Weighted average shares/units outstanding - diluted	7,995,720	8,034,686	8,049,220	8,072,623

*****