Form 10-Q
period 2018-03-31
Silvercrest Asset Management Group Inc.
filed 2018-05-03
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 1, 2018 was 8,279,056 and 4,922,383, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31 2018	December 31, 2017
Assets
Cash and cash equivalents	$35,394	$53,822
Investments	626	626
Receivables, net	9,224	9,436
Due from Silvercrest Funds	1,879	1,094
Furniture, equipment and leasehold improvements, net	2,419	2,453
Goodwill	25,168	25,168
Intangible assets, net	11,153	11,578
Deferred tax asset—tax receivable agreement	12,128	11,838
Prepaid expenses and other assets	2,158	1,345
Total assets	$100,149	$117,360
Liabilities and Equity
Accounts payable and accrued expenses	$2,800	$3,506
Accrued compensation	7,862	28,274
Notes payable	749	740
Deferred rent	4,765	3,473
Deferred tax and other liabilities	9,690	9,248
Total liabilities	25,866	45,241
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,259,056 and 8,142,120 issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	82	81
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,942,383 and 5,059,319 issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	48	49
Additional Paid-In Capital	42,203	41,606
Retained earnings	8,446	7,359
Total Silvercrest Asset Management Group Inc.’s equity	50,779	49,095
Non-controlling interests	23,504	23,024
Total equity	74,283	72,119
Total liabilities and equity	$100,149	$117,360

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Revenue
Management and advisory fees	$23,303	$21,019
Family office services	1,028	932
Total revenue	24,331	21,951
Expenses
Compensation and benefits	14,310	13,080
General and administrative	4,727	4,124
Total expenses	19,037	17,204
Income before other (expense) income, net	5,294	4,747
Other (expense) income, net
Other (expense) income, net	10	8
Interest income	53	11
Interest expense	(16)	(34)
Total other (expense) income, net	47	(15)
Income before provision for income taxes	5,341	4,732
Provision for income taxes	1,291	1,432
Net income	4,050	3,300
Less: net income attributable to non-controlling interests	(1,819)	(1,613)
Net income attributable to Silvercrest	$2,231	$1,687
Net income per share:
Basic	$0.27	$0.21
Diluted	$0.27	$0.21
Weighted average shares outstanding:
Basic	8,187,279	8,078,643
Diluted	8,192,966	8,089,225

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2017	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(1,949)	(1,949)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	346	346
Equity-based compensation	—	—	—	—	16	—	16	794	810
Net Income	—	—	—	—	—	1,687	1,687	1,613	3,300
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(9)	(9)
Share conversion	26	—	(26)	—	116	—	116	(116)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	17	—	17	—	17
Dividends paid on Class A common stock - $0.12 per share	—	—	—	—	—	(969)	(969)	—	(969)
March 31, 2017	8,100	$81	4,840	$48	$41,409	$6,634	$48,172	$19,458	$67,630

January 1, 2018	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(2,072)	(2,072)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	552	552
Equity-based compensation	—	—	—	—	6	—	6	794	800
Net Income	—	—	—	—	—	2,231	2,231	1,819	4,050
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(14)	—	(14)	—	(14)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(8)	(8)
Share conversion	117	1	(117)	(1)	605	—	605	(605)	—
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,144)	(1,144)	—	(1,144)
March 31, 2018	8,259	$82	4,942	$48	$42,203	$8,446	$50,779	$23,504	$74,283

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$4,050	$3,300
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	800	810
Depreciation and amortization	613	665
Deferred rent	1,292	(91)
Deferred income taxes	130	431
Tax receivable agreement adjustment	474	122
Non-cash interest on notes receivable from partners	(8)	(9)
Distributions received from investment funds	—	322
Other	—	(1)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(573)	1,061
Prepaid expenses and other assets	(1,679)	(516)
Accounts payable and accrued expenses	134	(158)
Accrued compensation	(20,412)	(17,223)
Interest payable on notes payable	9	29
Net cash used in operating activities	(15,170)	(11,258)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(143)	$(93)
Net cash used in investing activities	(143)	(93)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(447)	$(756)
Repayments of notes payable	—	(96)
Payments on capital leases	(4)	(34)
Distributions to partners	(2,072)	(1,949)
Dividends paid on Class A common stock	(1,144)	(969)
Payments from partners on notes receivable	552	346
Net cash used in financing activities	(3,115)	(3,458)
Net decrease in cash and cash equivalents	(18,428)	(14,809)
Cash and cash equivalents, beginning of period	53,822	37,517
Cash and cash equivalents, end of period	$35,394	$22,708

	Three months ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$2,398	$790
Interest	3	1
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$552	$139
Asset acquired under capital lease	11	163

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2018 and December 31, 2017 and for the Three Months ended March 31, 2018 and 2017

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,227,406 Class A units or approximately 61.8% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of March 31, 2018, this liability is estimated to be $9,128 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2017 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2018 and 2017 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the three months ended March 31, 2018 and 2017, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2018, Silvercrest holds approximately 62% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2018 and December 31, 2017. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2018 or 2017.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2017 and 2016, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2018 and December 31, 2017. No goodwill impairment charges were recorded during the three months ended March 31, 2018 and 2017.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606 (ASU No. 2014-09), “Revenue from Contracts with Customers” (“ASC 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The Company has evaluated the impact of ASC 606 on the Condensed Consolidated Financial Statements.  The impact of adopting ASC 606 is de minimis to the Company’s Condensed Consolidated Financial Statements and recognition of revenue when compared to the prior year revenue recognition accounting guidance. The new revenue standard requires more comprehensive revenue recognition disclosure in the Company’s notes to the Condensed Consolidated Financial Statements.

The Company generates revenue from management and advisory fees, performance fees and allocations, and family office services fees. Management and advisory fees are generated by managing assets on behalf of separate accounts and acting as investment adviser for various investment funds. Performance fees and allocations relate to assets managed in external investment strategies in which the Company has a revenue sharing arrangement and in funds in which the Company has no partnership interest. Management and advisory fees and family office services fees income is recognized through the course of the period in which these services are provided. Income from performance fees and allocations is recorded at the conclusion of the contractual performance period when all contingencies are resolved. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets.

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

The advisory fees are primarily driven by the level of the Company’s assets under management. The assets under management increase or decrease based on the net inflows or outflows of funds into the Company’s various investment strategies and the investment performance of its clients’ accounts. In order to increase the Company’s assets under management and expand its business, the Company must develop and market investment strategies that suit the investment needs of its target clients and provide attractive returns over the long term. The Company’s ability to continue to attract clients will depend on a variety of factors including, among others:

•	the ability to educate the Company’s target clients about the Company’s classic value investment strategies and provide them with exceptional client service;
•	the relative investment performance of the Company’s investment strategies, as compared to competing products and market indices;
•	competitive conditions in the investment management and broader financial services sectors;
•	investor sentiment and confidence; and
•	the decision to close strategies when the Company deems it to be in the best interests of its clients.

The majority of advisory fees that the Company earns on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance and (iii) for the municipal value strategy, 0.65%. The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s clients pay a blended fee rate since they are invested in multiple strategies.

Management fees earned on investment funds that the Company advises are calculated primarily based on the net assets of the funds. Some funds calculate investment fees based on the net assets of the funds as of the last business day of each calendar quarter, whereas other funds calculate investment fees based on the value of net assets on the first business day of the month. Depending on the investment fund, fees are paid either quarterly in advance or quarterly in arrears. For the Company’s private fund clients, the fees range from 0.25% to 1.5% annually. Certain management fees earned on investment funds for which the Company performs risk management and due diligence services are based on flat fee agreements customized for each engagement.

The Company’s advisory fees may fluctuate based on a number of factors, including the following:

•	changes in assets under management due to appreciation or depreciation of its investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;
•	allocation of assets under management among its investment strategies, which have different fee schedules;
•	allocation of assets under management between separately managed accounts and advised funds, for which the Company generally earns lower overall advisory fees; and
•	the level of its performance with respect to accounts and funds on which the Company is paid incentive fees.

The Company’s family office services capabilities enable us to provide comprehensive and integrated services to its clients. The Company’s dedicated group of tax and financial planning professionals provide financial planning, tax planning and preparation, partnership accounting and fund administration and consolidated wealth reporting among other services. Family office services income fluctuates based on both the number of clients for whom the Company performs these services and the level of agreed-upon fees, most of which are flat fees. Therefore, non-discretionary assets under management, which are associated with family office services, do not typically serve as the basis for the amount of family office services revenue that is recognized. Family office services fees are also typically billed quarterly in advance at the beginning of the quarter or in arrears after the end of the quarter based on a contractual percentage of the assets managed or upon a contractually agreed-upon flat fee arrangement. Revenue is recognized on a ratable basis over the period in which services are performed.

The Company accounts for performance-based revenue in accordance with ASC 606 by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company records performance fees and allocations as a component of revenue once the performance fee has crystalized. As a result, there is no estimate or variability in the consideration when revenue is recorded.

Transition approach

The Company utilized the modified cumulative effect method as part its adoption of ASU 2014-09. The Company recognized the modified cumulative effective of initially applying ASU 2014-09 as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. As stated above, the impact of the adoption of ASU 2014-09 was immaterial.  This method was applied to either incomplete contracts the revenue of which had not been recognized in accordance with prior revenue guidance as of the date of initial application or all contracts as of, and new contracts after, the date of initial application. As of December 31, 2017, all revenue recognized was for complete contracts of revenue. As a result, there was no adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of adoption, which was January 1, 2018.

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

On December 22, 2017, the tax legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Under FASB ASC 740 “Accounting for Income Taxes”, the effects of new legislation are recognized upon enactment. Accordingly, recognition of the tax effects of the TCJA were required in the interim and annual periods that included December 22, 2017. The TCJA reduced the corporate tax rate to 21 percent, effective January 1, 2018, for all corporations.  Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, all corporations, regardless of their year-end, were required to adjust their deferred tax assets and deferred tax liabilities as of December 22, 2017, the enactment date. The effect of changes in tax laws or rates on deferred tax assets and deferred tax liabilities is allocated to continuing operations as a discrete item rather than through the annual effective tax rate.

The Company completed the accounting for the income tax effect under TCJA that is relevant to the Company and required to be recorded and disclosed pursuant to ASC 740. The Company believes that the accounting was final relative to the TCJA and there were no provisional amounts. The Condensed Consolidated Financial Statements reflect all such adjustments and disclosures related to the TCJA that are required under the guidance referenced above.

Recent Accounting Developments

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.  Some of the amendments in ASU 2016-01 include the following: (1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and (4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value, among others. ASU 2016-01 became effective on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification” which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The amendment was effective for the Company on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” which requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The amendment was effective for the Company on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In January 2017, The FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing.  An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be effective for the Company in fiscal year 2021 and interim reporting periods within that year.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company expects the adoption of this guidance will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended).  Subtopic 610-20 was issued as part of the new revenue standard. It provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance defines “in substance nonfinancial assets,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This ASU was effective for the Company on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation – Stock”.  The ASU amends the scope of modification accounting for share-based payment arrangements.  The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.  This ASU was effective for the Company on January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille Acquisition for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $177 and $279 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition as of March 31, 2018 and December 31, 2017, respectively, for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $472 and $817 as of March 31, 2018 and December 31, 2017, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statement of Financial Condition for contingent consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $626 as of March 31, 2018 and December 31, 2017, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2018 and December 31, 2017, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2018 and December 31, 2017, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2018 and December 31, 2017, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$35,394	$35,394	$53,822	$53,822	Level 1	(1)
Investments	$626	$626	$626	$626	N/A	(2)

Financial liabilities:
Notes Payable	$749	$749	$740	$740	Level 2	(3)

(1)	Includes $17,000 and $16,500 of cash equivalents at March 31, 2018 and December 31, 2017, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Management and advisory fees receivable	$4,740	$5,077
Unbilled receivables	3,023	2,897
Other receivables	2,082	2,083
Receivables	9,845	10,057
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$9,224	$9,436

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Leasehold improvements	$4,074	$4,034
Furniture and equipment	6,568	6,607
Artwork	468	468
Total cost	11,110	11,109
Accumulated depreciation and amortization	(8,691)	(8,656)
Furniture, equipment and leasehold improvements, net	$2,419	$2,453

Depreciation expense for the three months ended March 31, 2018 and 2017 was $188 and $208, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Ending
Gross balance	42,583	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2018 and December 31, 2017:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, March 31, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(380)	(45)	(425)
Balance, March 31, 2018	(11,747)	(2,127)	(13,874)
Net book value	$10,813	$340	$11,153
Cost
Balance, January 1, 2017	$22,560	$2,467	$25,027
Balance, December 31, 2017	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2017	(9,721)	(1,902)	(11,623)
Amortization expense	(1,646)	(180)	(1,826)
Balance, December 31, 2017	(11,367)	(2,082)	(13,449)
Net Book Value	$11,193	$385	$11,578

Amortization expense related to intangible assets was $425 and $457 for the three months ended March 31, 2018 and 2017, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2018 (remainder of)	$1,260
2019	1,390
2020	1,299
2021	1,196
2022	1,142
Thereafter	4,866
Total	$11,153

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2020 and a $7,500 revolving credit facility that was to mature on December 23, 2017. As of December 21, 2017, the revolving credit facility was extended for one year.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option. As of March 31, 2018 and December 31, 2017, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018. Borrowings under the term loan on or prior to June 24, 2015 were payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2015 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of March 31, 2018 and December 31, 2017, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2018 and 2017 was $4 and $4, respectively.

Notes Payable

The following is a summary of notes payable:

	March 31, 2018
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$722
Interest payable		27
Total, March 31, 2018		$749

	December 31, 2017
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$722
Interest payable		18
Total, December 31, 2017		$740

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison and Ten-Sixty acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

As of March 31, 2018, future principal amounts payable under the fixed and variable rate notes are as follows:

2018 (remainder of)	$722
Total	$722

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of March 31, 2018 and December 31, 2017, $722 remained outstanding on the notes and accrued but unpaid interest on the notes was approximately $27 and $18, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2018 and 2017 amounted to $1,511 and $954, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2018 and 2017 of $75 and $67, respectively. Therefore, for the three months ended March 31, 2018 and 2017, net rent expense amounted to $1,436 and $887, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2018 and December 31, 2017.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.  In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease.  This expansion was to occur on or about October 1, 2017, and the lease was extended to November 30, 2024.  The lease was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028.  The amended lease provides for a rent credit of $40.  Monthly rent expense under the amended lease is $10.

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

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commenced on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses, and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent under this extension is $446.

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

In January 2018, the Company extended its lease related to its Boston, MA office space.  The amended lease commenced on January 1, 2018 and expires on April 30, 2023.  The lease provides for a rent-free period of one month.  Monthly rent under this extension is $33.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2018	$1,906	$(129)	$1,777
2019	6,167	—	6,167
2020	6,180	—	6,180
2021	6,193	—	6,193
2022	6,076	—	6,076
Thereafter	33,597	—	33,597
Total	$60,119	$(129)	$59,990

The Company has capital leases for certain office equipment. The Company entered into a capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  In January 2017, the Company entered into a capital lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments are $1, and continue through December 31, 2018.  In January 2017, the Company entered into a capital lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021. The aggregate principal balance of capital leases was $306 and $299 as of March 31, 2018 and December 31, 2017, respectively.

The assets relating to capital leases that are included in equipment as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Capital lease assets included in furniture and equipment	$605	$747
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(337)	(426)
	$326	$379

Depreciation expense relating to capital lease assets was $21 and $38 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2018	$118
2019	92
2020	67
2021	28
2022	1
Total	$306

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership

Agreement. Partnership distributions totaled $2,072 and $1,949, for the three months ended March 31, 2018 and 2017, respectively.  Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2018 and 2017 amounted to $24,935 and $21,177, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2018 and 2017. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2018 and 2017, SLP accrued partner incentive allocations of $6,763 and $5,651, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2018
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,259,056	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,942,383	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 5,687 remain unvested as of March 31, 2018.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,942,383 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 486,098 restricted stock units which will vest and settle in the form of Class B units of SLP. The 486,098 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2018, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2018		8,142,120
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	January 2018	31,650
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2018	85,286
Class A common shares outstanding – March 31, 2018		8,259,056

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2018		5,059,319
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	January 2018	(31,650)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2018	(85,286)
Class B common shares outstanding – March 31, 2018		4,942,383

In January 2018, the Company redeemed from certain existing partners 31,650 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In March 2018, the Company redeemed from certain existing partners 85,286 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning balance	$1,918	$2,085
New note receivable issued to partners	—	165
Repayment of notes	(552)	(371)
Interest accrued and capitalized on notes receivable	8	39
Ending balance	$1,374	$1,918

Full recourse notes receivable from partners as of March 31, 2018 and December 31, 2017 are $813 and $1,093, respectively. Limited recourse notes receivable from partners as of March 31, 2018 and December 31, 2017 are $561 and $825, respectively. There is no allowance for credit losses on notes receivable from partners as of March 31, 2018 and December 31, 2017.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2018 and 2017, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2018 and 2017, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,589 and $1,442, respectively.  As of March 31, 2018 and December 31, 2017, the Company was owed $1,879 and $1,094, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2018 and 2017, the Company earned advisory fees of $298 and $201, respectively, from assets managed on behalf of certain of its employees.  As of March 31, 2018 and December 31, 2017, the Company is owed approximately $3 and $6 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2018, the Company had net deferred tax assets of $11,942, which is recorded as a deferred tax asset of $12,128 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $79 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a deferred tax liability of $107 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2018, $74 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2017, the Company had a net deferred tax asset of $11,612, which is recorded as a net deferred tax asset of $11,838 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $113 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $113 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The current tax expense was $1,161 and $1,001 for the three months ended March 31, 2018 and 2017, respectively. Of the amount for the three months ended March 31, 2018, $598 relates to Silvercrest’s corporate tax expense, $562 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2018 and 2017 was $130 and $431, respectively.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2018 and 2017 is $1,291 and $1,432, respectively.  There was no material discrete tax expense for the three months ended March 31, 2018 and 2017.

The current tax expense increased from the comparable period in 2017 mainly due to increased profitability and an unfavorable timing difference related to SLP’s leases which was partially offset by the current tax benefit related to the reduction in the corporate tax rate from 35% to 21%.

Of the total current tax expense for the three months ended March 31, 2018 and 2017, $228 and $183, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2018 and 2017, ($16) and $2, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2018 and 2017 related to non-controlling interests is $212 and $185, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2018, the Company’s U.S. federal income tax returns for the years 2014 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination.

The impact from the Tax Cuts and Jobs Act of 2017 is incorporated in the Condensed Consolidated Financial Statements. The corporate rate reduction from 35% to 21% has been reflected in our annualized effective tax rate.  No other provisions of the Act have a material impact on the Company’s 2018 effective tax rate.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2018 and 2017.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2018, 690,077 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

The Compensation Committee may impose vesting conditions and awards may be forfeited if the vesting conditions are not met. During the period that any vesting restrictions apply, unless otherwise determined by the Compensation Committee, the recipient of awards that vest in the form of units of SLP will be eligible to participate in distributions of income from SLP. In addition, before the vesting conditions have been satisfied, the transferability of such units is generally prohibited and such units will not be eligible to be exchanged for cash or shares of our Class A common stock.

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

For the three months ended March 31, 2018 and 2017, the Company recorded compensation expense related to such RSUs of $800 and $810, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of March 31, 2018 and December 31, 2017 there was $4,340 and $5,140, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2018 and December 31, 2017, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.84 and 2.09 years, respectively.

A summary of these RSU grants by the Company as of March 31, 2018 and 2017 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2018	491,786	$13.19 – 13.23
Total granted at March 31, 2018	491,785	$13.19 – 13.23

Total granted at January 1, 2017	739,256	$13.19 – 13.23
Total granted at March 31, 2017	739,256	$13.19 – 13.23

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2018 and 2017, Silvercrest made matching contributions of $19 and $27, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2018 and 2017, the Company utilized “soft dollar” credits of $193 and $178, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2018, our assets under management increased by 0.9% from $21.3 billion to $21.5 billion.

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of March 31, 2018 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2018	2017
Revenue	$24,331	$21,951
Income before other income (expense), net	$5,294	$4,747
Net income	$4,050	$3,300
Net income margin	16.6%	15.0%
Net income attributable to Silvercrest	$2,231	$1,687
Adjusted EBITDA (1)	$6,924	$6,493
Adjusted EBITDA margin (2)	28.5%	29.6%
Assets under management at period end (billions)	$21.5	$19.3
Average assets under management (billions) (3)	$21.4	$19.0

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2018	2017
AUM concentrated in Discretionary Managed Accounts	$15.4	$13.5
Average AUM For Discretionary Managed Accounts	$15.5	$13.4
Discretionary Managed Accounts Revenue (in millions)	$21.7	$19.3
Percentage of management and advisory fees revenue	93.1%	91.9%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2018	2017
AUM concentrated in Private Funds	$0.5	$0.8
Average AUM For Private Funds	$0.5	$0.7
Private Funds Revenue (in millions)	$1.6	$1.7
Percentage of management and advisory fees revenue	6.9%	8.1%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.46% and 0.46% for the three months ended March 31, 2018 and 2017, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2018 and 2017. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

Our advisory fees may fluctuate based on a number of factors, including the following:

•	changes in assets under management due to appreciation or depreciation of our investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;
•	allocation of assets under management among our investment strategies, which have different fee schedules;
•	allocation of assets under management between separately managed accounts and advised funds, for which we generally earn lower overall advisory fees; and
•	the level of our performance with respect to accounts and funds on which we are paid performance fees and allocations.

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

The components of our compensation expense for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Cash compensation and benefits (1)	$13,510	$12,270
Non-cash equity-based compensation expense	800	810
Total compensation expense	$14,310	$13,080

(1)	For the three months ended March 31, 2018 and 2017, $6,763 and $5,651 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2018 and 2017 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Management and advisory fees	$23,303	$21,019	$2,284	10.9%
Family office services	1,028	932	96	10.3%
Total revenue	$24,331	$21,951	$2,380	10.8%

The growth in our assets under management during the three months ended March 31, 2018 and 2017 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2017	$13.8	$4.8	$18.6
Gross client inflows	1.6	0.1	1.7
Gross client outflows	(1.4)	(0.1)	(1.5)
Market appreciation	0.3	0.2	0.5
As of March 31, 2017	$14.3	$5.0	$19.3	(1)

As of January 1, 2018	$16.0	$5.3	$21.3
Gross client inflows	2.0	0.2	2.2
Gross client outflows	(1.8)	(0.2)	(2.0)
Market (depreciation) appreciation	(0.3)	0.3	—
As of March 31, 2018	$15.9	$5.6	$21.5	(1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2018

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	17.2	12.1	13.7	12.3	9.1
Russell 1000 Value Index		7.0	7.9	10.8	11.0	7.3

Small Cap Value Composite	4/1/02	6.7	9.2	12.2	11.6	11.2
Russell 2000 Value Index		5.1	7.9	10.0	9.4	8.3

Smid Cap Value Composite	10/1/05	11.2	12.4	13.4	12.5	10.6
Russell 2500 Value Index		5.7	7.3	9.9	10.0	7.8

Multi Cap Value Composite	7/1/02	14.5	11.7	13.9	12.8	10.0
Russell 3000 Value Index		6.8	7.9	10.7	10.9	8.1

Equity Income Composite	12/1/03	14.1	12.6	14.0	13.6	12.1
Russell 3000 Value Index		6.8	7.9	10.7	10.9	8.3

Focused Value Composite	9/1/04	14.5	12.5	15.0	12.1	11.4
Russell 3000 Value Index		6.8	7.9	10.7	10.9	8.0

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

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Our total revenue increased by $2.4 million, or 10.8%, to $24.3 million for the three months ended March 31, 2018, from $22.0 million for the three months ended March 31, 2017. This increase was driven by growth in our management and advisory fees as a result of increased assets under management.

Total assets under management increased by $2.2 billion, or 11.4%, to $21.5 billion at March 31, 2018 from $19.3 billion at March 31, 2017. Compared to the three months ended March 31, 2017, there was an increase of $0.5 billion in client inflows, an increase of $0.6 billion in client outflows and an increase in market depreciation of $0.4 billion. During the three months ended March 31, 2018, from December 31, 2017, there was a decrease of $0.1 billion in discretionary assets under management and an increase of $0.3 billion in non-discretionary assets under management. Sub-advised fund management revenue increased by $0.1 million for the three months ended March 31, 2018 as compared to the same period in the prior year. Proprietary fund management revenue increased by $0.1 million for the three months ended March 31, 2018 as compared to the same period in the prior year, as a result of market appreciation. With respect to our discretionary assets under management, equity assets experienced a decrease of 2.2% during the three months ended March 31, 2018 and fixed income assets increased by 1.5% during the same period. For the three months ended March 31, 2018, most of the decline in equity assets came from our REIT, MLP and small cap value strategies with composite returns of (10.3)%, (9.7)% and (4.7)%, respectively. As of March 31, 2018, the composition of our assets under management was 75% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 25% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total AUM as of January 1,	$21.3	$18.6

Discretionary AUM:
Total Discretionary AUM as of January 1,	16.0	13.8
New client accounts/assets (1)	0.1	0.1
Closed accounts (2)	─	─
Net cash inflow/(outflow) (3)	0.1	0.1
Non-discretionary to Discretionary AUM (4)	─	─
Market (depreciation) appreciation	(0.3)	0.3
Change to Discretionary AUM	(0.1)	0.5
Total Discretionary AUM at March 31,	15.9	14.3
Change to Non-Discretionary AUM (5)	0.3	0.2
Total AUM as of March 31,	$21.5	$19.3

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2018 and 2017 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Compensation and benefits (1)	$14,310	$13,080	$1,230	9.4%
General, administrative and other	4,727	4,124	603	14.6%
Total expenses	$19,037	$17,204	$1,833	10.7%

(1)

For the three months ended March 31, 2018 and 2017, $6,763 and $5,651, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2018 and 2017. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Total expenses increased by $1.8 million, or 10.7%, to $19.0 million for the three months ended March 31, 2018 from $17.2 million for the three months ended March 31, 2017. This increase was attributable to an increase in compensation and benefits expense of $1.2 million and an increase in general, administrative and other expenses of $0.6 million.

Compensation and benefits expense increased by $1.2 million, or 9.4%, to $14.3 million for the three months ended March 31, 2018 from $13.1 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in the accrual for bonuses of $1.2 million and an increase in salaries expense of $0.1 million primarily as a result of merit-based increases, partially offset by a decrease in severance of $0.1 million.

General and administrative expenses increased by $0.6 million, or 14.6%, to $4.7 million for the three months ended March 31, 2018 from $4.1 million for the three months ended March 31, 2017. The increase was primarily attributable to an increase in occupancy costs of $0.5 million mainly due to an increase in rent expense associated with the extension of the lease for our office space in New York, an increase in sub-advisory and referral fees of $0.1 million due to an increase in sub-advisory revenue, an increase in portfolio and systems expenses of $0.1 million and an increase in telephone costs of $0.1 million.  This was partially offset by a decrease in depreciation and amortization of $0.2 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Other income (expense), net	$10	$8	$2	25.0%
Interest income	53	11	42	381.8%
Interest expense	(16)	(34)	18	52.9%
Total other income (expense), net	$47	$(15)	$62	413.3%

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

Total other income (expense) net increased by $62 thousand to other income of $47 thousand for the three months ended March 31, 2018 from other (expense) of ($15) thousand for the three months ended March 31, 2017 due mainly to an increase in interest income.  This was partially offset by a decrease in interest expense due to lower balances on notes payable as a result of scheduled payments.

Provision for Income Taxes

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

The provision for income taxes was $1.3 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The change was primarily the result of the reduced corporate tax rate resulting from the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2018 and 2017 was 24.2% and 30.3%, respectively.

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
•

We define Adjusted EBITDA as EBITDA without giving effect to the Delaware franchise tax, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense.  We feel that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted EBITDA, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings of the Company, taking into account earnings attributable to both Class A and Class B shareholders.

•

Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue.  We feel that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted EBITDA Margin, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring profitability of the Company, taking into account profitability attributable to both Class A and Class B shareholders.
•

Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. Furthermore, Adjusted Net Income includes income tax expense assuming a blended corporate rate of 26% for periods beginning on January 1, 2018 as a result of the Tax Cuts and Jobs Act, and 40% for periods prior to 2018.  We feel that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Net Income, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring income of the Company, taking into account income attributable to both Class A and Class B shareholders.

•

Adjusted Earnings Per Share represents Adjusted Net Income divided by the actual Class A and Class B shares outstanding as of the end of the reporting period for basic Adjusted Earnings Per Share, and to the extent dilutive, we add unvested deferred equity units and performance units to the total shares outstanding to compute diluted Adjusted Earnings Per Share. As a result of our structure, which includes a non-controlling interest, we feel that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Earnings Per Share, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings per share of the Company as a whole as opposed to being limited to our Class A common stock.

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

Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Reconciliation of non-GAAP financial measure:
Net income	$4,050	$3,300
GAAP Provision for income taxes	1,291	1,432
Delaware Franchise Tax	62	45
Interest expense	16	34
Interest income	(53)	(11)
Depreciation and amortization	613	665
Equity-based compensation	800	810
Other adjustments (A)	145	218
Adjusted EBITDA	$6,924	$6,493
Adjusted EBITDA Margin	28.5%	29.6%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$4,050	$3,300
GAAP Provision for income taxes	1,291	1,432
Delaware Franchise Tax	62	45
Other adjustments (A)	145	218
Adjusted earnings before provision for income taxes	5,548	4,995
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% and 40% assumed tax rate, for 2018 and 2017, respectively)	(1,442)	(1,998)
Adjusted net income	$4,106	$2,997

GAAP net income per share (B):
Basic and diluted	$0.27	$0.21

Adjusted earnings per share/unit (B):
Basic	$0.31	$0.23
Diluted	$0.30	$0.22

Net income		$3,300
GAAP Provision for income taxes		1,432
Delaware Franchise Tax		45
Other adjustments (A)		218
Adjusted earnings before provision for income taxes		4,995
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate) (C)		(1,299)
Adjusted net income		$3,696

Adjusted earnings per share/unit (B):
Basic		$0.29
Diluted		$0.27

Shares/units outstanding:
Basic Class A shares outstanding	8,259	8,100
Basic Class B shares/units outstanding	4,942	4,840
Total basic shares/units outstanding	13,201	12,940

Diluted Class A shares outstanding (D)	8,265	8,111
Diluted Class B shares/units outstanding (E)	5,428	5,569
Total diluted shares/units outstanding	13,693	13,680

(A)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2018	2017

Non-acquisition expansion costs (a)	$76	$77
Severance	—	123
Other (b)	69	18
Total other adjustments	$145	$218

(a)	For the three months ended March 31, 2018 and 2017, represents accrued earnout of $76 and $77, respectively, related to our Richmond, VA office expansion.
(b)

For the three months ended March 31, 2018, represents professional fees of $15 for services related to the Tax Cuts and Jobs Act and $54 related to a sign on bonus paid to a certain employee.  For the three months ended March 31, 2017, represents professional fees of $18 related to a readiness assessment in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)

40% was the assumed tax rate for periods prior to January 1, 2018.  As a result of the Tax Cuts and Jobs Act, the Company has also presented 2017 Adjusted net income and Adjusted earnings per share measures using the assumed tax rate of 26%.

(D)	Includes 5,687 and 10,582 unvested restricted stock units at March 31, 2018 and 2017, respectively.
(E)	Includes 486,098 and 728,674 unvested restricted stock units at March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2020 and a $7.5 million revolving credit facility that was scheduled to mature on December 23, 2017.  On December 21, 2017, the revolving credit facility was extended for one year to December 20, 2018.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of March 31, 2018, there were no borrowings outstanding on the revolving credit facility. As of March 31, 2018, no amount has been drawn on the term loan credit facility and the borrowers may draw up to the full amount of the term loan through June 25, 2018.  Borrowings under the term loan will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of March 31, 2018.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2018 and December 31, 2017.

	As of
(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$35,394	$53,822
Accounts receivable	$9,224	$9,436
Due from Silvercrest Funds	$1,879	$1,094

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.1 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2018 and 2017. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash used in operating activities	$(15,170)	$(11,258)
Net cash used in investing activities	(143)	(93)
Net cash used in financing activities	(3,115)	(3,458)
Net change in cash	$(18,428)	$(14,809)

Operating Activities

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and 2017, operating activities used $15.2 million and $11.3 million, respectively. This difference is primarily the result of increased payouts of accrued compensation of $3.2 million, a decrease in distributions received from funds of $0.3 million, an increase in accounts receivable of $1.6 million due mainly to the timing of payments from clients, an increase in the prepaid expenses and other assets of $1.2 million, a decrease in deferred tax expense of $0.3 million and a decrease in depreciation and amortization of $0.1 million.  This was partially offset by increased net income of $0.8 million, an increase in deferred rent expense of $1.4 million due mainly to the extension of the lease for our New York City office, an increase in the tax receivable agreement adjustment of $0.4 million and a decrease in accounts payable and accrued expenses of $0.3 million due to timing of payments to vendors.

Investing Activities

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and 2017, investing activities used $0.1 million. The primary use of cash during both the three months ended March 31, 2018 and 2017 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

For the three months ended March 31, 2018 and 2017, financing activities used $3.1 million and $3.5 million, respectively.  Distributions to partners during the three months ended March 31, 2018 and 2017 were $2.1 million and $2.0 million, respectively. This increase is due to an increase in composite tax payments during the three months ended March 31, 2018 as compared with the prior period.  During the three months ended March 31, 2018 and 2017, the Company paid dividends of $1.1 million and $1.0 million, respectively, to Class A shareholders.  The Company increased its quarterly dividend to Class A shareholders from $0.12 per Class A share of common stock to $0.14 per Class A share of common stock during the three months ended March 31, 2018.   During the three months ended March 31, 2018 and 2017, we made earnout payments of $0.4 million and $0.8 million, respectively, and made payments on notes payable of $0 and $0.1 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described herein, we have outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its principals related to the Jamison Acquisition.

As of March 31, 2018 and December 31, 2017, nothing was outstanding on our revolving credit facility with City National Bank.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.   As of March 31, 2018 and December 31, 2017, $0.7 million remained outstanding on the notes. As of March 31, 2018 and 2017, accrued but unpaid interest on the notes payable related to the Jamison Acquisition was approximately $27 thousand and $18 thousand, respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 9, 2018.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2018 AUM	$16.1	$3.1	$2.3	$21.5
December 31, 2017 AUM	$16.2	$3.0	$2.1	$21.3

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC’s website at www.sec.gov and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2018 was approximately $21.4 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.1 billion for the three months ended March 31, 2018, which would cause an annualized increase or decrease in revenues of approximately $9.8 million for the three months ended March 31, 2018, respectively, at a weighted average fee rate for the three months ended March 31, 2018 of 0.46%.

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

Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2018 and 2017 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2018.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 3, 2018.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 3, 2018		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 3, 2018		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)