Form 10-Q
period 2018-06-30
Silvercrest Asset Management Group Inc.
filed 2018-08-01
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of July 30, 2018 was 8,305,684 and 4,904,888, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	2
	Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	4
	Notes to Condensed Consolidated Financial Statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
Part II	Other Information
Item 6.	Exhibits	44

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$44,582	$53,822
Investments	138	626
Receivables, net	8,894	9,436
Due from Silvercrest Funds	2,449	1,094
Furniture, equipment and leasehold improvements, net	2,602	2,453
Goodwill	25,168	25,168
Intangible assets, net	10,733	11,578
Deferred tax asset—tax receivable agreement	12,136	11,838
Prepaid expenses and other assets	2,079	1,345
Total assets	$108,781	$117,360
Liabilities and Equity
Accounts payable and accrued expenses	$2,048	$3,506
Accrued compensation	15,833	28,274
Notes payable	—	740
Deferred rent	5,997	3,473
Deferred tax and other liabilities	9,721	9,248
Total liabilities	33,599	45,241
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2018 and December 31, 2017	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,305,684 and 8,142,120 issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	83	81
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,904,888 and 5,059,319 issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	48	49
Additional Paid-In Capital	42,450	41,606
Retained earnings	9,620	7,359
Total Silvercrest Asset Management Group Inc.’s equity	52,201	49,095
Non-controlling interests	22,981	23,024
Total equity	75,182	72,119
Total liabilities and equity	$108,781	$117,360

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Management and advisory fees	$23,539	$21,107	$46,842	$42,126
Performance fees and allocations	—	10	—	10
Family office services	1,038	974	2,066	1,906
Total revenue	24,577	22,091	48,908	44,042
Expenses
Compensation and benefits	14,447	13,030	28,757	26,110
General and administrative	4,677	3,907	9,404	8,031
Total expenses	19,124	16,937	38,161	34,141
Income before other (expense) income, net	5,453	5,154	10,747	9,901
Other (expense) income, net
Other (expense) income, net	8	8	18	16
Interest income	76	11	129	22
Interest expense	(13)	(34)	(29)	(68)
Total other (expense) income, net	71	(15)	118	(30)
Income before provision for income taxes	5,524	5,139	10,865	9,871
Provision for income taxes	1,331	1,539	2,622	2,971
Net income	4,193	3,600	8,243	6,900
Less: net income attributable to non-controlling interests	(1,856)	(1,742)	(3,675)	(3,355)
Net income attributable to Silvercrest	$2,337	$1,858	$4,568	$3,545
Net income per share:
Basic	$0.28	$0.23	$0.55	$0.44
Diluted	$0.28	$0.23	$0.55	$0.44
Weighted average shares outstanding:
Basic	8,288,392	8,104,697	8,238,115	8,091,742
Diluted	8,292,809	8,111,930	8,243,163	8,100,640

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2017	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(4,642)	(4,642)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	371	371
Equity-based compensation	5	—	2	—	26	—	26	1,589	1,615
Issuance of notes receivable	—	—	—	—	—	—	—	(165)	(165)
Issuance of Class B shares	—	—	13	—	—	—	—	165	165
Net Income	—	—	—	—	—	3,545	3,545	3,355	6,900
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(18)	(18)
Share conversion	28	—	(28)	—	125	—	125	(125)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	17	—	17	—	17
Dividends paid on Class A common stock - $0.24 per share	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)
June 30, 2017	8,107	$81	4,853	$48	$41,428	$7,519	$49,076	$19,458	$68,385

January 1, 2018	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(5,012)	(5,012)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	552	552
Equity-based compensation	2	1	2	—	12	—	13	1,588	1,601
Issuance of notes receivable	—	—	—	—	—	—	—	(100)	(100)
Issuance of Class B shares	—	—	6	—	—	—	—	100	100
Net Income	—	—	—	—	—	4,568	4,568	3,675	8,243
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1	—	1	—	1
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(15)	(15)
Share conversion	162	1	(162)	(1)	831	—	831	(831)	—
Dividends paid on Class A common stock - $0.28 per share	—	—	—	—	—	(2,307)	(2,307)	—	(2,307)
June 30, 2018	8,306	$83	4,905	$48	$42,450	$9,620	$52,201	$22,981	$75,182

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$8,243	$6,900
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity-based compensation	1,601	1,615
Depreciation and amortization	1,233	1,347
Deferred rent	2,524	(195)
Deferred income taxes	211	907
Tax receivable agreement adjustment	578	122
Non-cash interest on notes receivable from partners	(15)	(19)
Distributions received from investment funds	488	322
Other	1	—
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(813)	627
Prepaid expenses and other assets	(1,499)	369
Accounts payable and accrued expenses	(823)	(562)
Accrued compensation	(12,441)	(10,565)
Interest payable on notes payable	18	58
Net cash (used in) provided by operating activities	(694)	926
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(527)	$(493)
Net cash used in investing activities	(527)	(493)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(447)	$(756)
Repayments of notes payable	(758)	(890)
Payments on capital leases	(47)	(76)
Distributions to partners	(5,012)	(4,642)
Dividends paid on Class A common stock	(2,307)	(1,942)
Payments from partners on notes receivable	552	371
Net cash used in financing activities	(8,019)	(7,935)
Net decrease in cash and cash equivalents	(9,240)	(7,502)
Cash and cash equivalents, beginning of period	53,822	37,517
Cash and cash equivalents, end of period	$44,582	$30,015

	Six months ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$3,502	$1,182
Interest	39	73
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$671	$139
Asset acquired under capital lease	11	163
Notes receivable from new partners issued for capital contribution to Silvercrest L.P.	100	165

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018 and December 31, 2017 and for the Three and Six Months ended June 30, 2018 and 2017

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,295,683 Class A units or approximately 62.8% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of June 30, 2018, this liability is estimated to be $9,232 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statements of Financial Condition at December 31, 2017 was derived from the audited Consolidated Statements of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2018 and 2017 or any future period.

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

During the three and six months ended June 30, 2018 and 2017, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2018, Silvercrest holds approximately 62.8% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at June 30, 2018 and December 31, 2017. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2018 or 2017.

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

The Company has one reporting unit at June 30, 2018 and December 31, 2017. No goodwill impairment charges were recorded during the three and six months ended June 30, 2018 and 2017.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, a provider of tax services, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principal. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of a cash payment of $148. The Company determined that the acquisition-date fair value of the contingent consideration was $354, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principal as soon as practicable following December 31, 2016, 2017, 2018, 2019, and during 2020, in an amount equal to 19% of the revenue attributable to the business and assets of Cappiccille, based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2016 shall be equal to 19% of the revenue attributable to the Cappiccille for the period between the closing date of the Cappiccille Acquisition and December 31, 2016 and the earnout payment for 2020 shall be equal to 19% of the revenue attributable to the Cappiccille Acquisition for the period between January 1, 2020 and the fifth anniversary of the closing date of the Cappiccille Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $177 and $279 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2018 and December 31, 2017, respectively, for contingent consideration.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets, and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $472 and $817 as of June 30, 2018 and December 31, 2017, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $138 as of June 30, 2018 and $626 as of December 31, 2017, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2018 and December 31, 2017, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At June 30, 2018 and December 31, 2017, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At June 30, 2018 and December 31, 2017, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$44,582	$44,582	$53,822	$53,822	Level 1	(1)
Investments	$138	$138	$626	$626	N/A	(2)

Financial liabilities:
Notes Payable	$—	$—	$740	$740	Level 2	(3)

(1)	Includes $17,100 and $16,500 of cash equivalents at June 30, 2018 and December 31, 2017, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Management and advisory fees receivable	$4,168	$5,077
Unbilled receivables	3,265	2,897
Other receivables	2,082	2,083
Receivables	9,515	10,057
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$8,894	$9,436

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Leasehold improvements	$4,074	$4,034
Furniture and equipment	6,938	6,607
Artwork	481	468
Total cost	11,493	11,109
Accumulated depreciation and amortization	(8,891)	(8,656)
Furniture, equipment and leasehold improvements, net	$2,602	$2,453

Depreciation expense for the three months ended June 30, 2018 and 2017 was $200 and $226, respectively.  Depreciation expense for the six months ended June 30, 2018 and 2017 was $388 and $434, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Ending
Gross balance	42,583	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of June 30, 2018 and December 31, 2017:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, June 30, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(760)	(85)	(845)
Balance, June 30, 2018	(12,127)	(2,167)	(14,294)
Net book value	$10,433	$300	$10,733
Cost
Balance, January 1, 2017	$22,560	$2,467	$25,027
Balance, December 31, 2017	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2017	(9,721)	(1,902)	(11,623)
Amortization expense	(1,646)	(180)	(1,826)
Balance, December 31, 2017	(11,367)	(2,082)	(13,449)
Net Book Value	$11,193	$385	$11,578

Amortization expense related to intangible assets was $420 and $456 for the three months ended June 30, 2018 and 2017, respectively.  Amortization expense related to intangible assets was $845 and $913 for the six months ended June 30, 2018 and 2017, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2018 (remainder of)	$840
2019	1,390
2020	1,299
2021	1,196
2022	1,142
Thereafter	4,866
Total	$10,733

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of SLP entered into a $15,000 credit facility with City National Bank. The subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of SLP and its subsidiaries. The credit facility consists of a $7,500 delayed draw term loan that matures on June 24, 2025 and a $7,500 revolving credit facility that matures on December 21, 2018.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025.  No other terms were amended.  The borrowers are able to draw up to the full amount of the term loan through June 25, 2023.  Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 24, 2020 are payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.  As of June 30, 2018 and December 31, 2017, no amount has been drawn on the term loan.

As of June 30, 2018 and December 31, 2017, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2018 and 2017 was $4 and $4, respectively and for the six months ended June 30, 2018 and 2017 was $8 and $8, respectively.

Notes Payable

The following is a summary of notes payable:

June 30, 2018
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$—
Interest payable		—
Total, June 30, 2018		$—

	December 31, 2017
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$722
Interest payable		18
Total, December 31, 2017		$740

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison and Ten-Sixty acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt.  The variable rate notes are based on the U.S. Prime Rate.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes are payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of June 30, 2018 and December 31, 2017, $0 and $722 remained outstanding on the notes, respectively, and accrued but unpaid interest on the notes was $0 and $18, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2018 and 2017 amounted to $1,386 and $958, respectively. The Company received sub-lease income from sub-tenants during the three months ended June 30, 2018 and 2017 of $83 and $68, respectively. Therefore, for the three months ended June 30, 2018 and 2017, net rent expense amounted to $1,303 and $890, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Rent expense charged to operations for the six months ended June 30, 2018 and 2017 amounted to $2,898 and $1,912, respectively. The Company received sub-lease income from sub-tenants during the six months ended June 30, 2018 and 2017 of $158 and $135, respectively. Therefore, for the six months ended June 30, 2018 and 2017, net rent expense amounted to $2,740 and $1,777, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2018 and December 31, 2017.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA.  The lease commenced on June 30, 2015 and expired on June 30, 2018.  The Company extended  this lease for one year, with the new term beginning on July 1, 2018 and expiring on June 30, 2019.  Monthly rent expense is $2.  The Company paid a refundable security deposit of $2.

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

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2018	$1,741	$(49)	$1,692
2019	6,182	—	6,182
2020	6,180	—	6,180
2021	6,193	—	6,193
2022	6,076	—	6,076
Thereafter	33,597	—	33,597
Total	$59,969	$(49)	$59,920

The Company has capital leases for certain office equipment. The Company entered into a capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continue through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continue through June 30, 2018.  In October 2015, the Company entered in a capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continue through October 31, 2018.  In January 2017, the Company entered into a capital lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments are $1, and continue through December 31, 2018.  In January 2017, the Company entered into a capital lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021. The aggregate principal balance of capital leases was $263 and $299 as of June 30, 2018 and December 31, 2017, respectively.

The assets relating to capital leases that are included in equipment as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Capital lease assets included in furniture and equipment	$605	$747
Capital lease assets included in software	58	58
Less: Accumulated depreciation and amortization	(377)	(426)
	$286	$379

Depreciation expense relating to capital lease assets was $40 and $36 for the three months ended June 30, 2018 and 2017, respectively.  Depreciation expense relating to capital lease assets was $61 and $74 for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments under capital leases are as follows:

Future Minimum Lease Commitments
Remainder of 2018	$75
2019	92
2020	67
2021	28
2022	1
Total	$263

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $2,940 and $2,693, for the three months ended June 30, 2018 and 2017, respectively.  Partnership distributions totaled $5,012 and $4,642, for the six months ended June 30, 2018 and 2017, respectively.  Distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the six months ended June 30, 2018 and 2017 amounted to $24,935 and $21,177, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2018 and 2017.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended June 30, 2018 and 2017, SLP accrued partner incentive allocations of $7,138 and $5,827, respectively.  During the six months ended June 30, 2018 and 2017, SLP accrued partner incentive allocations of $13,901 and $9,028, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2018
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,305,684	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,904,888	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 3,792 remain unvested as of June 30, 2018.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,904,888 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 485,151 restricted stock units which will vest and settle in the form of Class B units of SLP.  The 485,151 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the six months ended June 30, 2018, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2018		8,142,120
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	January 2018	31,650
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2018	85,286
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	April 2018	20,000
Issuance of Class A common stock upon vesting of restricted stock units	May 2018	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2018	24,732
Class A common shares outstanding – June 30, 2018		8,305,684

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2018		5,059,319
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	January 2018	(31,650)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2018	(85,286)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	April 2018	(20,000)
Issuance of Class B common stock upon vesting of restricted stock units	May 2018	948
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2018	(24,732)

Issuance of Class B common stock	June 2018	6,289
Class B common shares outstanding – June 30, 2018		4,904,888

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

In April 2018, the Company redeemed from an existing partner 20,000 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In May 2018, the Company redeemed from certain existing partners 24,732 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In May 2018, the Company issued 1,896 shares of Class A common stock and 948 shares of Class B common stock upon the vesting of restricted stock units.

In June 2018, the Company issued 6,289 shares of Class B common stock to a certain principal in connection with admission to SLP.

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

Notes receivable from partners are as follows for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning balance	$1,918	$2,085
New note receivable issued to partners	100	165
Repayment of notes	(552)	(371)
Interest accrued and capitalized on notes receivable	15	39
Ending balance	$1,481	$1,918

Full recourse notes receivable from partners as of June 30, 2018 and December 31, 2017 are $916 and $1,093, respectively. Limited recourse notes receivable from partners as of June 30, 2018 and December 31, 2017 are $565 and $825, respectively. There is no allowance for credit losses on notes receivable from partners as of June 30, 2018 and December 31, 2017.

13. RELATED PARTY TRANSACTIONS

During the first six months of 2018 and 2017, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2018 and 2017, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,656 and $1,507, respectively.  For the six months ended June 30, 2018 and 2017, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $3,245 and $2,949, respectively.  As of June 30, 2018 and December 31, 2017, the Company was owed $2,449 and $1,094, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2018 and 2017, the Company earned advisory fees of $286 and $261, respectively, from assets managed on behalf of certain of its employees.  For the six months ended June 30, 2018 and 2017, the Company earned advisory fees of $584 and $462, respectively, from assets managed on behalf of certain of its employees.  As of June 30, 2018 and December 31, 2017, the Company is owed approximately $6 and $6 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of June 30, 2018, the Company had net deferred tax assets of $11,980, which is recorded as a deferred tax asset of $12,136 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $103 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets offset in part by amounts for deferred rent expense and a deferred tax liability of $53 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at June 30, 2018, $61 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $1,250 and $1,063 for the three months ended June 30, 2018 and 2017, respectively. Of the amount for the three months ended June 30, 2018, $701 relates to Silvercrest’s corporate tax expense, $547 relates to SLP’s state and local liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended June 30, 2018 and 2017 was $81 and $476, respectively.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2018 and 2017 is $1,331 and $1,539, respectively.  There was no material discrete tax expense for the three months ended June 30, 2018.  The tax expense for the three months ended June 30, 2017 also includes additional tax benefits expense of $29 for discrete items. The discrete items for the three months ended June 30, 2017 are primarily attributable to adjustments to the value of deferred tax assets for SLP and Silvercrest.

The current tax expense was $2,411 and $2,064 for the six months ended June 30, 2018 and 2017, respectively. Of the amount for the six months ended June 30, 2018, $1,299 relates to Silvercrest’s corporate tax expense, $1,109 relates to SLP’s state and local liability and $3 relates to SFS’s corporate tax expense.  The deferred tax expense for the six months ended June 30, 2018 and 2017 was $211 and $907, respectively.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2018 and 2017 is $2,622 and $2,971, respectively.  There was no material discrete tax expense for the six months ended June 30, 2018.  The tax expense for the six months ended June 30, 2017 also includes additional tax benefits expense of $32 for discrete items. The discrete items for the six months ended June 30, 2017 are primarily attributable to adjustments to the value of deferred tax assets for Silvercrest.

The current tax expense increased from the comparable period in 2017 mainly due to increased profitability and an unfavorable timing difference related to SLP’s leases which was partially offset by the current tax benefit related to the reduction in the corporate tax rate from 35% to 21%.

Of the total current tax expense for the three months ended June 30, 2018 and 2017, $214 and $199, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended June 30, 2018 and 2017, ($12) and $2, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2018 and 2017 related to non-controlling interests is $202 and $201, respectively.

Of the total current tax expense for the six months ended June 30, 2018 and 2017, $442 and $382, respectively, relates to non-controlling interests.  Of the deferred tax expense for the six months ended June 30, 2018 and 2017, ($28) and $4, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2018 and 2017 related to non-controlling interests is $414 and $386, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2018, the Company’s U.S. federal income tax returns for the years 2014 through 2017 are open under the normal three-year statute of limitations and therefore subject to examination.

The impact from the Tax Cuts and Jobs Act of 2017 is incorporated in the Condensed Consolidated Financial Statements. The corporate rate reduction from 35% to 21% has been reflected in our annualized effective tax rate.  No other provisions of the Act have a material impact on the Company’s 2018 effective tax rate.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at June 30, 2018 and 2017.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of June 30, 2018, 690,077 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

For the three months ended June 30, 2018 and 2017, the Company recorded compensation expense related to such RSUs of $801 and $805, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to such RSUs of $1,601 and $1,615, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of June 30, 2018 and December 31, 2017, there was $3,539 and $5,140, respectively, of unrecognized compensation expense related to unvested awards. As of June 30, 2018 and December 31, 2017, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.59 and 2.09 years, respectively.

A summary of these RSU grants by the Company as of June 30, 2018 and 2017 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2018	491,786	$13.19 – 13.23
Vested	(2,843)	13.19
Total granted at June 30, 2018	488,943	$13.19 – 13.23

Total granted at January 1, 2017	739,256	$13.19 – 13.23
Vested	(5,843)	3.19
Total granted at June 30, 2017	733,413	$13.19 – 13.23

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2018 and 2017, Silvercrest made matching contributions of $19 and $27, respectively, for the benefit of employees. For the six months ended June 30, 2018 and 2017, Silvercrest made matching contributions of $38 and $54, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2018 and 2017, the Company utilized “soft dollar” credits of $193 and $178, respectively.  For the six months ended June 30, 2018 and 2017, the Company utilized “soft dollar” credits of $386 and $356, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2018, our assets under management increased by 1.4% from $21.5 billion to $21.8 billion.  During the six months ended June 30, 2018, our assets under management increased by 2.3% from $21.3 billion to $21.8 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  Silvercrest L.P. has issued Restricted Stock Units exercisable for 485,151 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of June 30, 2018 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2018	2017	2018	2017
Revenue	$24,577	$22,091	$48,908	$44,042
Income before other income (expense), net	$5,453	$5,154	$10,747	$9,901
Net income	$4,193	$3,600	$8,243	$6,900
Net income margin	17.1%	16.3%	16.9%	15.7%
Net income attributable to Silvercrest	$2,337	$1,858	$4,568	$3,545
Adjusted EBITDA (1)	$7,094	$6,773	$14,018	$13,266
Adjusted EBITDA margin (2)	28.9%	30.7%	28.7%	30.1%
Assets under management at period end (billions)	$21.8	$19.9	$21.8	$19.9
Average assets under management (billions) (3)	$21.7	$19.6	$21.6	$19.3

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

Discretionary Managed Accounts

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2018	2017	2018	2017
AUM concentrated in Discretionary Managed Accounts	$15.3	$13.9	$15.3	$13.9
Average AUM For Discretionary Managed Accounts	$15.2	$13.7	$15.2	$13.6
Discretionary Managed Accounts Revenue (in millions)	$21.6	$19.3	$43.0	$38.6
Percentage of management and advisory fees revenue	92%	92%	92%	92%

Private Funds

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2018	2017	2018	2017
AUM concentrated in Private Funds	$0.9	$0.8	$0.9	$0.8
Average AUM For Private Funds	$0.9	$0.7	$0.9	$0.7
Private Funds Revenue (in millions)	$1.9	$1.8	$3.8	$3.5
Percentage of management and advisory fees revenue	8%	8%	8%	8%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.45% for the three months ended June 30, 2018 and 2017, respectively, and 0.45% and 0.46% for the six months ended June 30, 2018 and 2017, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2018 and 2017. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cash compensation and benefits (1)	$13,646	$12,225	$27,156	$24,495
Non-cash equity-based compensation expense	801	805	1,601	1,615
Total compensation expense	$14,447	$13,030	$28,757	$26,110

(1)

For the three months ended June 30, 2018 and 2017, $7,138 and $5,827 of partner incentive payments were included in cash compensation and benefits expense, respectively.  For the six months ended June 30, 2018 and 2017, $13,901 and $11,478 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2018 and 2017 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Management and advisory fees	$23,539	$21,107	$2,432	11.5%
Performance fees and allocations	─	10	(10)	(100.0)%
Family office services	1,038	974	64	6.6%
Total revenue	$24,577	$22,091	$2,486	11.3%

	For the Six Months Ended June 30,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Management and advisory fees	$46,842	$42,126	$4,716	11.2%
Performance fees and allocations	─	10	(10)	(100.0)%
Family office services	2,066	1,906	160	8.4%
Total revenue	$48,908	$44,042	$4,866	11.0%

The growth in our assets under management during the three and six months ended June 30, 2018 and 2017 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of March 31, 2017	$14.3	$5.0	$19.3
Gross client inflows	1.7	0.1	1.8
Gross client outflows	(1.5)	(0.1)	(1.6)
Market appreciation	0.2	0.2	0.4
As of June 30, 2017	$14.7	$5.2	$19.9	(1)

As of March 31, 2018	$15.9	$5.6	$21.5
Gross client inflows	2.2	─	2.2
Gross client outflows	(2.3)	─	(2.3)
Market appreciation	0.4	─	0.4
As of June 30, 2018	$16.2	$5.6	$21.8	(1)

As of January 1, 2017	$13.8	$4.8	$18.6
Gross client inflows	3.3	0.2	3.5
Gross client outflows	(2.9)	(0.2)	(3.1)
Market appreciation	0.5	0.4	0.9
As of June 30, 2017	$14.7	$5.2	$19.9	(1)

As of January 1, 2018	$16.0	$5.3	$21.3
Gross client inflows	4.2	0.2	4.4
Gross client outflows	(4.1)	(0.2)	(4.3)
Market appreciation	0.1	0.3	0.4
As of June 30, 2018	$16.2	$5.6	$21.8	(1)

(1)	Less than 5% of assets under management generate performance fees.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2018

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	17.3	13.5	13.7	12.7	9.1
Russell 1000 Value Index		6.8	8.3	10.3	11.3	7.3

Small Cap Value Composite	4/1/02	10.4	11.4	12.8	12.6	11.4
Russell 2000 Value Index		13.1	11.2	11.2	11.1	8.7

Smid Cap Value Composite	10/1/05	14.5	14.2	14.0	13.3	10.8
Russell 2500 Value Index		11.5	9.8	10.8	11.1	8.1

Multi Cap Value Composite	7/1/02	16.7	13.2	13.9	13.0	10.1
Russell 3000 Value Index		7.3	8.5	10.4	11.3	8.1

Equity Income Composite	12/1/03	16.6	14.7	14.3	13.9	12.2
Russell 3000 Value Index		7.3	8.5	10.4	11.3	8.2

Focused Value Composite	9/1/04	14.9	14.0	14.3	12.4	11.4
Russell 3000 Value Index		7.3	8.5	10.4	11.3	8.0

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

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Our total revenue increased by $2.5 million, or 11.3%, to $24.6 million for the three months ended June 30, 2018, from $22.1 million for the three months ended June 30, 2017. This increase was driven by growth in our management and advisory fees as a result of increased assets under management.

Total assets under management increased by $1.9 billion, or 9.5%, to $21.8 billion at June 30, 2018 from $19.9 billion at June 30, 2017.  Compared to the three months ended June 30, 2017, there was an increase of $0.4 billion in client inflows and an increase of $0.7 billion in client outflows.  During the three months ended June 30, 2018, from March 31, 2018, there was an increase of $0.3 billion in discretionary assets under management while non-discretionary assets under management remained flat.  Sub-advised fund management revenue increased by $0.1million for the three months ended June 30, 2018 as compared to the same period in the prior year.  Proprietary fund management revenue remained flat for the three months ended June 30, 2018 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced an increase of 3.3% during the three months ended June 30, 2018 and fixed income assets decreased by 1.6% during the same period. For the three months ended June 30, 2018, most of the increase in equity assets came from our REIT, MLP and small cap concentrated strategies with composite returns of 12.7%, 10.3% and 6.2%, respectively. As of June 30, 2018, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Total AUM as of March 31,	$21.5	$19.3

Discretionary AUM:
Total Discretionary AUM as of March 31,	15.9	14.3
New client accounts/assets (1)	0.2	0.1
Closed accounts (2)	─	─
Net cash inflow/(outflow) (3)	(0.3)	0.1
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.4	0.2
Change to Discretionary AUM	0.3	0.4
Total Discretionary AUM at June 30,	16.2	14.7
Change to Non-Discretionary AUM (5)	─	0.2
Total AUM as of June 30,	$21.8	$19.9

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Our total revenue increased by $4.9 million, or 11.0%, to $48.9 million for the six months ended June 30, 2018, from $44.0 million for the six months ended June 30, 2017. This increase was driven by growth in our management and advisory fees as a result of increased assets under management.

Total assets under management increased by $1.9 billion, or 9.5%, to $21.8 billion at June 30, 2018 from $19.9 billion at June 30, 2017.  Compared to the six months ended June 30, 2017, there was an increase of $0.9 billion in client inflows, an increase of $1.2 billion in client outflows and a decrease in market appreciation of $0.5 billion.  During the six months ended June 30, 2018, from December 31, 2017, there was an increase of $0.2 billion in discretionary assets under management and an increase of $0.3 billion in non-discretionary assets under management.  Sub-advised fund management revenue increased by $0.2 million for the six months ended June 30, 2018 as compared to the same period in the prior year.  Proprietary fund management revenue increased by $0.1 million for the six months ended June 30, 2018 as compared to the same period in the prior year, as a result of market appreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 1.0% during the six months ended June 30, 2018 and fixed income assets decreased by 0.1% during the same period. For the six months ended June 30, 2018, most of the increase in equity assets came from our small cap concentrated, SMID cap value and multi cap value strategies with composite returns of 3.6%, 3.1% and 2.8%, respectively. As of June 30, 2018, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Total AUM as of January 1,	$21.3	$18.6

Discretionary AUM:
Total Discretionary AUM as of January 1,	16.0	13.8
New client accounts/assets (1)	0.3	0.2
Closed accounts (2)	─	─
Net cash inflow/(outflow) (3)	(0.2)	0.2
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.1	0.5
Change to Discretionary AUM	0.2	0.9
Total Discretionary AUM at June 30,	16.2	14.7
Change to Non-Discretionary AUM (5)	0.3	0.4
Total AUM as of June 30,	$21.8	$19.9

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and six months ended June 30, 2018 and 2017 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Compensation and benefits (1)	$14,447	$13,030	$1,417	10.9%
General, administrative and other	4,677	3,907	770	19.7%
Total expenses	$19,124	$16,937	$2,187	12.9%

	For the Six Months Ended June 30,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Compensation and benefits (1)	$28,757	$26,110	$2,647	10.1%
General, administrative and other	9,404	8,031	1,373	17.1%
Total expenses	$38,161	$34,141	$4,020	11.8%

(1)

For the three months ended June 30, 2018 and 2017, $7,138 and $5,827, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2018 and 2017, $13,901 and $11,478, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2018 and 2017. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Total expenses increased by $2.2 million, or 12.9%, to $19.1 million for the three months ended June 30, 2018 from $16.9 million for the three months ended June 30, 2017. This increase was attributable to an increase in compensation and benefits expense of $1.4 million and an increase in general, administrative and other expenses of $0.8 million.

Compensation and benefits expense increased by $1.4 million, or 10.9%, to $14.4 million for the three months ended June 30, 2018 from $13.0 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in the accrual for bonuses of $1.4 million and an increase in salaries expense of $0.1 million primarily as a result of merit-based increases, partially offset by a decrease in benefits expense of $0.1 million.

General and administrative expenses increased by $0.8 million, or 19.7%, to $4.7 million for the three months ended June 30, 2018 from $3.9 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in occupancy costs of $0.3 million mainly due to an increase in rent expense associated with the extension of the lease for our office space in New York, an increase in sub-advisory and referral fees of $0.1 million due to an increase in sub-advisory revenue and an increase in portfolio and systems expenses of $0.4 million due to an increase in accrued soft dollar-related research costs.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Total expenses increased by $4.0 million, or 11.8%, to $38.1 million for the six months ended June 30, 2018 from $34.1 million for the six months ended June 30, 2017. This increase was attributable to an increase in compensation and benefits expense of $2.6 million and an increase in general, administrative and other expenses of $1.4 million.

Compensation and benefits expense increased by $2.6 million, or 10.1%, to $28.8 million for the six months ended June 30, 2018 from $26.1 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in the accrual for bonuses of $2.6 million and an increase in salaries expense of $0.1 million primarily as a result of merit-based increases, partially offset by a decrease in benefits expense of $0.1 million.

General and administrative expenses increased by $1.4 million, or 17.1%, to $9.4 million for the six months ended June 30, 2018 from $8.0 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in occupancy costs of $0.8 million mainly due to an increase in rent expense associated with the extension of the lease for our office space in New York, an increase in sub-advisory and referral fees of $0.2 million due to an increase in sub-advisory revenue and an increase in portfolio and systems expenses of $0.5 million due to an increase in accrued soft dollar-related research costs.  This was partially offset by a decrease in depreciation and amortization of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2018	2017	2018 vs. 2017 ($)		2018 vs. 2017 (%)
Other income (expense), net	$8	$8	$	─	─ %
Interest income	76	11		65	590.9%
Interest expense	(13)	(34)		21	61.8%
Total other income (expense), net	$71	$(15)		$86	573.3%

	For the Six Months Ended June 30,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Other income (expense), net	$18	$16	$2	12.5%
Interest income	129	22	107	486.4%
Interest expense	(29)	(68)	39	57.4%
Total other income (expense), net	$118	$(30)	$148	493.3%

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Total other income (expense) net increased by $86 thousand to other income of $71 thousand for the three months ended June 30, 2018 from other (expense) of ($15) thousand for the three months ended June 30, 2017 due mainly to an increase in interest income.  This was partially offset by a decrease in interest expense due to lower balances on notes payable as a result of scheduled payments.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

Total other income (expense) net increased by $148 thousand to other income of $118 thousand for the six months ended June 30, 2018 from other (expense) of ($30) thousand for the six months ended June 30, 2017 due mainly to an increase in interest income.  This was partially offset by a decrease in interest expense due to lower balances on notes payable as a result of scheduled payments.

Provision for Income Taxes

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

The provision for income taxes was $1.3 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. The change was primarily the result of the reduced corporate tax rate resulting from the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2018 and 2017 was 24.1% and 29.9%, respectively.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

The provision for income taxes was $2.6 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. The change was primarily the result of the reduced corporate tax rate resulting from the Tax Cuts and Jobs Act that was signed into legislation on December 22, 2017.  Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2018 and 2017 was 24.1% and 30.1%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of non-GAAP financial measure:
Net income	$4,193	$3,600	$8,243	$6,900
GAAP Provision for income taxes	1,331	1,539	2,622	2,971
Delaware Franchise Tax	63	45	125	90
Interest expense	13	34	29	68
Interest income	(76)	(11)	(129)	(22)
Depreciation and amortization	620	682	1,233	1,347
Equity-based compensation	801	805	1,601	1,615
Other adjustments (A)	149	79	294	297
Adjusted EBITDA	$7,094	$6,773	$14,018	$13,266
Adjusted EBITDA Margin	28.9%	30.7%	28.7%	30.1%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$4,193	$3,600	$8,243	$6,900
GAAP Provision for income taxes	1,331	1,539	2,622	2,971
Delaware Franchise Tax	63	45	125	90
Other adjustments (A)	149	79	294	297
Adjusted earnings before provision for income taxes	5,736	5,263	11,284	10,258
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% and 40% assumed tax rate for 2018 and 2017, respectively)	(1,491)	(2,105)	(2,934)	(4,103)

Adjusted net income	$4,245	$3,158	$8,350	$6,155

GAAP net income per share (B):
Basic and diluted	$0.28	$0.23	$0.55	$0.44

Adjusted earnings per share/unit (B):
Basic	$0.32	$0.24	$0.63	$0.47
Diluted	$0.31	$0.23	$0.61	$0.45

Net income		$3,600		$6,900
GAAP Provision for income taxes		1,539		2,971
Delaware Franchise Tax		45		90
Other adjustments (A)		79		297
Adjusted earnings before provision for income taxes		5,263		10,258
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate) (C)		(1,368)		(2,667)
Adjusted net income		$3,895		$7,591

Adjusted earnings per share/unit (B):
Basic		$0.30		$0.59
Diluted		$0.28		$0.55

Shares/units outstanding:
Basic Class A shares outstanding	8,306	8,107	8,306	8,107
Basic Class B shares/units outstanding	4,905	4,853	4,905	4,853
Total basic shares/units outstanding	13,211	12,960	13,211	12,960

Diluted Class A shares outstanding (D)	8,309	8,113	8,309	8,113
Diluted Class B shares/units outstanding (E)	5,391	5,580	5,391	5,580
Total diluted shares/units outstanding	13,700	13,693	13,700	13,693

(A)	Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-acquisition expansion costs (a)	$81	$(26)	$157	$51
Severance	—	—	—	123
Other (b)	68	105	137	123
Total other adjustments	$149	$79	$294	$297

(a)

For the three months ended June 30, 2018 and 2017, represents accrued earnout of $81 and ($26), respectively, related to our Richmond, VA office expansion.  For the six months ended June 30, 2018 and 2017, represents accrued earnout of $157 and $51, respectively, related to our Richmond, VA office expansion.

(b)

For the three and six months ended June 30, 2018, represents professional fees of $0 and $15, respectively, for services related to the Tax Cuts and Jobs Act, $51 and $105, respectively, related to a sign on bonus paid to a certain employee and professional fees related to the relocation of network equipment of $17 and $17, respectively.  For the three and six months ended June 30, 2017, represents a sign on bonus paid to a certain employee of $105, and professional fees of $0 and $18, respectively, related to a readiness assessment in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies.

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

(D)	Includes 3,792 and 5,687 unvested restricted stock units at June 30, 2018 and 2017, respectively.
(E)	Includes 485,151 and 727,725 unvested restricted stock units at June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries thereunder. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility matures on December 21, 2018. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025. The borrowers are able to draw up to the full amount of the term loan through June 25, 2023. Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 24, 2020 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. We were in compliance with the covenants under the credit facility as of June 30, 2018.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2018 and December 31, 2017.

	As of
(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$44,582	$53,822
Accounts receivable	$8,894	$9,436
Due from Silvercrest Funds	$2,449	$1,094

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.2 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2018 and 2017. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(694)	$926
Net cash used in investing activities	(527)	(493)
Net cash used in financing activities	(8,019)	(7,935)
Net change in cash	$(9,240)	$(7,502)

Operating Activities

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and 2017, operating activities used $0.7 million and provided $0.9 million, respectively. This difference is primarily the result of increased net income of $1.3 million, an increase in deferred rent expense of $2.7 million due mainly to the extension of the lease for our New York City office, an increase in the tax receivable agreement adjustment of $0.5 million and an increase in distributions received from funds of $0.2 million.  This was partially offset by a decrease in depreciation and amortization of $0.1 million, a decrease in deferred tax expense of $0.7 million, an increase in accounts receivable of $1.4 million due mainly to the timing of payments from clients, an increase in the prepaid expenses and other assets of $1.9 million, an increase in accounts payable and accrued expenses of $0.3 million due to timing of payments to vendors and an increase in accrued compensation of $1.9 million.

Investing Activities

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and 2017, investing activities used $0.5 million and $0.5 million, respectively. The primary use of cash during both the six months ended June 30, 2018 and 2017 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

For the six months ended June 30, 2018 and 2017, financing activities used $8.0 million and $7.9 million, respectively.  Distributions to partners during the six months ended June 30, 2018 and 2017 were $5.0 million and $4.6 million, respectively.  This increase is due to an increase in both distributions to partners and composite tax payments during the six months ended June 30, 2018 as compared with the prior period. During the six months ended June 30, 2018 and 2017, the Company paid dividends of $2.3 million and $1.9 million, respectively, to Class A shareholders. The Company increased its quarterly dividend to Class A shareholders from $0.12 per Class A share of common stock to $0.14 per Class A share of common stock during the six months ended June 30, 2018.   During the six months ended June 30, 2018 and 2017, we made earnout payments of $0.5 million and $0.8 million, respectively, and made payments on notes payable of $0.8 and $0.9 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As described herein, we had outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its principals related to the Jamison Acquisition, which were fully repaid as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, nothing was outstanding on our revolving credit facility with City National Bank.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.   As of June

30, 2018 and December 31, 2017, $0 and $0.7 million, respectively, remained outstanding on the notes.  As of June 30, 2018 and 2017, there was no accrued but unpaid interest on the notes payable related to the Jamison Acquisition.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended June 30, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 9, 2018.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2018 AUM	$16.2	$3.1	$2.5	$21.8
December 31, 2017 AUM	$16.2	$3.0	$2.1	$21.3

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

The average value of our assets under management for the three and six months ended June 30, 2018 was approximately $21.7 billion and $21.6 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.2 billion for the three and six months ended June 30, 2018, respectively, which would cause an annualized increase or decrease in revenues of approximately $9.8 million for the three and six months ended June 30, 2018, respectively, at a weighted average fee rate for the three and six months ended June 30, 2018 of 0.45%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and six months ended June 30, 2018 and 2017 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2018.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 6. Exhibits

Exhibit Number	Description

10.1**	Fourth Amendment to Credit Agreement.

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 1, 2018.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	August 1, 2018		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	August 1, 2018		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)