Form 10-K
period 2018-12-31
Silvercrest Asset Management Group Inc.
filed 2019-03-07
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125.0 million based on the closing price of $16.30 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2018.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 5, 2019 were 8,518,096 and 4,934,103, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2018, our assets under management were $19.0 billion.

We were founded 16 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2018, we had 708 client relationships with an average size of $26 million that represented approximately 98% of our assets under management. Our top 50 relationships averaged $219 million in size, and such amount represented approximately 57% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 32%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 40%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

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

As of December 31, 2018, approximately 74% of our discretionary assets under management were held for individual clients and 26% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2018, approximately eleven percent of our 125 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 22 years and, in some cases, even longer.

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

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 56% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

We have a staff of nine professionals who work with our portfolio managers to deliver family office services to interested clients. The fees for family office services are negotiated with the client and generally are not asset-based. For this reason, the revenues generated by our family office services are non-correlated to market movements and provide us with a diversified source of earnings. We believe these family office services have been an attractive component of our overall value proposition and engender a stronger relationship with our clients, leading to greater client retention and the institutionalization of client relationships.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $19.0 billion as of December 31, 2018 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 36 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

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

Continuing our growth strategy, we intend to establish offices in major wealth centers on the West Coast, in the Southwest and in the Midwest in order to be closer to both our clients and to prospective clients.

Our past acquisitions have sharpened our ability to integrate acquired businesses, and we believe that once we identify an acquisition target we will be able to complete the acquisition and integrate the acquired business expeditiously.

Institutional Growth

After ten years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

Over the past few years we have deliberately and gradually built our team and capability focused on providing Outsourced Chief Investment Officer services (“OCIO”).  These services typically involve management on a discretionary or advisory basis for complex, multi-asset class pools of capital, often for tax exempt entities. On a discretionary engagement, our team provides a full-service approach inclusive of asset allocation, manager selection and due diligence, customized portfolio construction and risk analytics.  On an advisory basis, these services can be performed without discretion or on a tailored basis.  Traditionally, Investment Committees of these entities would manage the assets directly.  However, with the growth in the size and complexity of many asset pools, these entities are often seeking outside management and advice.

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2018:1

_____________________________________________

1 As of the filing of this annual report our small cap strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/18	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	-7.0	10.0	8.3	12.5	8.2
Russell 1000 Value Index		-8.3	7.0	6.0	11.0	6.6

Small Cap Value Composite	4/1/02	-15.5	7.3	5.1	10.9	9.9
Russell 2000 Value Index		-12.9	7.4	3.6	9.6	7.2

Smid Cap Value Composite	10/1/05	-12.1	9.5	7.0	11.8	9.0
Russell 2500 Value Index		-12.4	6.6	4.2	10.0	6.5

Multi Cap Value Composite	7/1/02	-10.2	8.5	7.4	12.2	8.9
Russell 3000 Value Index		-8.6	7.0	5.8	10.9	7.3

Equity Income Composite	12/1/03	-4.8	12.0	9.3	13.4	11.2
Russell 3000 Value Index		-8.6	7.0	5.8	10.9	7.4

Focused Value Composite	9/1/04	-9.8	9.0	7.9	12.4	10.0
Russell 3000 Value Index		-8.6	7.0	5.8	10.9	7.1

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2018:

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

Employees

As of December 31, 2018, we had 123 full-time employees and two part-time employees.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees continue to remain strong.

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

Set forth below is our holding company structure and ownership as of December 31, 2018.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,934,103 Class B units as of December 31, 2018, which represents the right to receive approximately 37.8% of the distributions made by Silvercrest L.P. The principals also collectively hold 243,524 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 1.8% of the distributions made by Silvercrest L.P. The 243,524 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 8,518,096 Class A units, which represents the right to receive approximately 62.2% of the distributions made by Silvercrest L.P. The 243,524 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

We have presented the historical returns of our existing investment strategies outlined under “Business” in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2018 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008, the first quarter of 2009, the second quarter of 2010 and the third quarter of 2015, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2018, $13.7 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represents approximately 92% of our investment management fees for the twelve months ended December 31, 2018. In addition, $0.5 billion of our assets under management were invested in private partnerships as of December 31, 2018, and the revenue from these private partnerships represents approximately 8% of our investment management fees for the twelve months ended December 31, 2018. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2018, our Core International Equity Strategy, which invests in companies domiciled outside of the United States, accounted for approximately 0.4% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2018, $9 billion, representing 45% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2018 were Small Cap, Large Cap, Equity Income, Multi Cap and Focused Value which represented 17%, 9%, 8%, 6% and 2% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

Accounts sourced through consultant-led searches have been, and may continue to be, a major component of our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2018 we had approximately $3.3 billion in assets under management from third party distribution channels, which constituted approximately 18% of our total assets under management. If we fail to successfully maintain these third-party distribution channels, our business could be materially and adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $19.0 billion as of December 31, 2018. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense and restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2018.  The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions.  We cannot predict how the changes in the Tax Cuts and Jobs Act, regulations, or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business.  In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, would not undergo significant changes in the near future.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $10.5 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $9.0 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $9.0 million in the aggregate under the tax receivable agreement.

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

We have 8,518,096 shares of our Class A common stock outstanding as of March 5, 2019. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2018, we have reserved for issuance 584,679 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly since we are no longer an “emerging growth company.”

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

For so long as we remained an “emerging growth company” as defined in the JOBS Act, we were able to take advantage of certain temporary exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes Oxley (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from holding a non-binding advisory vote on executive compensation . Since we are no longer an emerging growth company, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Even though we no longer qualify as an emerging growth company, we currently do, and may continue to, qualify as a “smaller reporting company” which allows us to take advantage of many of the same exemptions from disclosure requirements. However, we cannot be certain we will continue to so qualify or predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2018.

Holders

As of March 1, 2019, there were four holders of record of our Class A common stock and 52 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	352,712	$13.40	584,679
Equity compensation plans not approved by security holders	—	—	—
Total	352,712	$13.40	584,679

A total of 1,670,960 shares of Class A common stock were registered, 966,510 restricted stock units were granted in August 2015, 14,373 restricted stock units were granted in May 2016 and 105,398 non-qualified stock options were granted in October 2018, and 584,679 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2018.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from June 27, 2013 (the date our Class A common stock first began trading on The Nasdaq Global Market) through December 31, 2018, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Asset Manager Index is a composite of 41 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on June 26, 2013 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $11.00 per share.

Index	6/27/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Silvercrest Asset Management Group Inc.	100.00	156.17	147.63	116.58	134.15	169.64	92.89
S&P500	100.00	116.54	132.49	134.33	150.39	183.22	150.33
SNL Asset Manager*	100.00	127.71	134.73	114.90	121.55	161.41	95.35

*

As of 12/31/2018, the SNL Asset Manager Index comprised the following companies: Affiliated Managers Group Inc.; AllianceBernstein Holding L.P.; Apollo Global Mgmt LLC; Ares Mgmt LP; Artisan Partners Asset Mgmt.; Ashford Inc.; Associated Capital Group; BlackRock Inc.; Blackstone Group L.P.; BrihtSphere Investment Group; Carlyle Group L.P.; Cohen & Steers Inc.; Diamond Hill Investment Group; Eaton Vance Corp.; Federated Investors Inc.; Fifth Street Asset Management Inc.; Franklin Resources Inc.; Gabelli Equity Trust Inc.; GAMCO Investors Inc.; Great Elm Capital Group Inc.; Hamilton Lane Inc.; Hennessy Advisors Inc.; Invesco Ltd.; Janus Henderson Group Plc; KKR & Co. L.P.; Legg Mason Inc.; Manning & Napier Inc.; Medley Management Inc.; Oaktree Capital Group LLC; Och-Ziff Capital Mgmt Group LLC; Pzena Investment Mgmt Inc.; Safeguard Scientifics Inc.; SEI Investments Co.; Silvercrest Asset Mgmt Group; T. Rowe Price Group Inc.; U.S. Global Investors Inc.; Victory Capital Holdings Inc.; Virtus Investment Partners Inc.; Waddell & Reed Financial Inc.; Westwood Holdings Group Inc.; WisdomTree Investments Inc.

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Management and advisory fees	$94,675	$86,542	$76,185	$71,759	$65,026
Performance fees and allocations	25	834	322	11	221
Family office services	3,973	3,982	3,755	3,368	4,225
Total revenue	98,673	91,358	80,262	75,138	69,472
Expenses:
Compensation and benefits	57,938	54,143	49,009	42,856	40,290
General and administrative	19,583	16,846	16,617	15,325	13,860
Total expenses	77,521	70,989	65,626	58,181	54,150
Income before other income (expense), net	21,152	20,369	14,636	16,957	15,322
Other income (expense), net:
Other income (expense)	(15)	5,346	(105)	1,268	876
Interest income	274	47	61	72	69
Interest expense	(62)	(112)	(228)	(261)	(381)
Equity income (loss) from investments	1,477	615	304	18	1,208
Total other income (expense), net	1,674	5,896	32	1,097	1,772
Income before (provision) benefit for income taxes	22,826	26,265	14,668	18,054	17,094
Provision for income taxes	(5,458)	(13,734)	(4,686)	(6,969)	(6,386)
Net income	17,368	12,531	9,982	11,085	10,708
Less: net income attributable to non-controlling interests	(7,738)	(7,194)	(4,967)	(5,761)	(5,933)
Net income attributable to Silvercrest	$9,630	$5,337	$5,015	$5,324	$4,775

Net income per share/unit:
Basic	$1.16	$0.66	$0.62	$0.68	$0.63
Diluted	$1.16	$0.66	$0.62	$0.68	$0.63

Weighted average shares/units outstanding:
Basic	8,298,354	8,110,128	8,031,161	7,855,038	7,600,739
Diluted	8,302,768	8,117,407	8,038,177	7,855,038	7,600,739

Dividends paid per share	$0.56	$0.48	$0.48	$0.48	$0.48

Selected statements of financial position data:
Total assets	$133,363	$117,360	$112,281	$108,211	$99,696
Notes payable	—	740	2,486	4,514	4,148
Total liabilities	50,964	45,241	46,197	46,574	46,634
Total Silvercrest Asset Management Group Inc.’s equity	56,047	49,095	47,305	45,835	42,516
Non-controlling interests	26,352	23,024	18,779	15,802	10,546

Selected other data:
Assets under management (in billions) (1)	$19.0	$21.3	$18.6	$18.1	$17.9
(1)	As of the last day of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2018, our assets under management declined 10.8% from $21.3 billion to $19.0 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  Silvercrest L.P. has issued restricted stock units exercisable for 243,524 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding.  Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of December 31, 2018 are reflected in non-controlling interests in our Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2018	2017	2016
Revenue	$98,673	$91,358	$80,262
Income before other income (expense), net	$21,152	$20,369	$14,636
Net income	$17,368	$12,531	$9,982
Net income margin	17.6%	13.7%	12.4%
Net income attributable to Silvercrest	$9,630	$5,337	$5,015
Adjusted EBITDA (1)	$29,646	$27,887	$22,453
Adjusted EBITDA margin (2)	30.0%	30.5%	28.0%
Assets under management at period end (billions)	$19.0	$21.3	$18.6
Average assets under management (billions) (3)	$20.2	$20.0	$18.4
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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2018	2017	2016
AUM concentrated in Discretionary Managed Accounts	$13.7	$15.5	$13.3
Average AUM For Discretionary Managed Accounts	$14.6	$14.4	$12.2
Discretionary Managed Accounts Revenue (in millions)	$87.0	$80.5	$69.1
Percentage of management and advisory fees revenue	92%	93%	92%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2018	2017	2016
AUM concentrated in Private Funds	$0.5	$0.5	$0.5
Average AUM For Private Funds	$0.5	$0.5	$0.5
Private Funds Revenue (in millions)	$7.7	$6.0	$7.1
Percentage of management and advisory fees revenue	8%	7%	8%

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

The majority of management and advisory fees that we earn on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65% and (iv) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.49%, 0.46% and 0.44% for the years ended December 31, 2018, 2017 and 2016, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2018, 2017 and 2016. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Cash compensation and benefits (1)	$54,663	$50,895	$45,781
Non-cash equity-based compensation expense	3,275	3,248	3,228
Total compensation expense	$57,938	$54,143	$49,009
(1)	For the years ended December 31, 2018, 2017 and 2016, $27,197, $24,940 and $20,868 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

Operating Results

Revenue

Our revenues for the years ended December 31, 2018, 2017 and 2016 are set forth below:

For the Years Ended December 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Management and advisory fees	$94,675	$86,542	$8,133	9.4%
Performance fees and allocations	25	834	(809)	-97.0%
Family office services	3,973	3,982	(9)	-0.2%
Total revenue	$98,673	$91,358	$7,315	8.0%

For the Years Ended December 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Management and advisory fees	$86,542	$76,185	$10,357	13.6%
Performance fees and allocations	834	322	512	159.0%
Family office services	3,982	3,755	227	6.0%
Total revenue	$91,358	$80,262	$11,096	13.8%

The growth in our assets under management from January 1, 2016 to December 31, 2018 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2016	12.1	6.0	18.1	(1)
Gross client inflows	4.6	0.3	4.9
Gross client outflows	(4.2)	(1.2)	(5.4)
Market appreciation (depreciation)	1.3	(0.3)	1.0
As of December 31, 2016	13.8	$4.8	$18.6	(1)
Gross client inflows	6.8	0.5	7.3
Gross client outflows	(6.2)	(0.5)	(6.7)
Market appreciation	1.6	0.5	2.1
As of December 31, 2017	$16.0	$5.3	$21.3	(1)
Gross client inflows	8.0	0.3	8.3
Gross client outflows	(8.4)	(1.1)	(9.5)
Market (depreciation) appreciation	(1.4)	0.3	(1.1)
As of December 31, 2018	$14.2	$4.8	$19.0	(1)

(1)	Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/18	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	-7.0	10.0	8.3	12.5	8.2
Russell 1000 Value Index		-8.3	7.0	6.0	11.0	6.6

Small Cap Value Composite	4/1/02	-15.5	7.3	5.1	10.9	9.9
Russell 2000 Value Index		-12.9	7.4	3.6	9.6	7.2

Smid Cap Value Composite	10/1/05	-12.1	9.5	7.0	11.8	9.0
Russell 2500 Value Index		-12.4	6.6	4.2	10.0	6.5

Multi Cap Value Composite	7/1/02	-10.2	8.5	7.4	12.2	8.9
Russell 3000 Value Index		-8.6	7.0	5.8	10.9	7.3

Equity Income Composite	12/1/03	-4.8	12.0	9.3	13.4	11.2
Russell 3000 Value Index		-8.6	7.0	5.8	10.9	7.4

Focused Value Composite	9/1/04	-9.8	9.0	7.9	12.4	10.0
Russell 3000 Value Index		-8.6	7.0	5.8	10.9	7.1

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

Year Ended December 31, 2018 versus Year Ended December 31, 2017

Our total revenue increased by $7.3 million, or 8.0%, to $98.7 million for year ended December 31, 2018, from $91.4 million for year ended December 31, 2017. This increase was driven primarily by growth in our management and advisory fees as a result of an increase in average management fees partially offset by a decrease in performance fees.

Assets under management declined by $2.3 billion, or 10.8%, to $19.0 billion at December 31, 2018 from $21.3 billion at December 31, 2017.  Our decline in assets under management for the year ended December 31, 2018 was attributable to a decline in discretionary assets under management of $1.8 billion and a decline of $0.5 billion in non-discretionary assets under management. The decline in our discretionary assets under management was driven by market depreciation and net client outflows.  With respect to our discretionary assets under management, equity assets declined by 13.5% during the year ended December 31, 2018 and fixed income assets declined by 5.8% during the same period. With respect to our discretionary assets under management, most of our decline came from our small cap value, SMID cap value, small cap concentrated and multi cap value strategies with composite negative returns of   -15.7%, -12.4%, -12.2% and -10.6%, respectively, for the year ended December 31, 2018.  Compared to the year ended December 31, 2017, there was an increase of $1.0 billion of client inflows, an increase of $2.8 billion in client outflows, and an increase of $3.2 billion in market depreciation. Our market depreciation during the year ended December 31, 2018 constituted a 5.8% rate of decrease in our total assets under management compared to December 31, 2017, as compared to our market appreciation during the year ended December 31, 2017 which constituted a 9.9% rate of increase in our total assets under management compared to December 31, 2016.  Sub-advised fund management revenue increased by $0.4 million for the year ended December 31, 2018 as compared to the prior year.  Proprietary fund management revenue remained flat for the year ended December 31, 2018 as compared to the prior year.  As of December 31, 2018, the composition of our assets under management was 75% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 25% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue remained flat at $4.0 million for the years ended December 31, 2018 and 2017.

Performance fee revenue decreased by $0.8 million to $25 thousand for the year ended December 31, 2018 from $0.8 million for the year ended December 31, 2017. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
(in billions)	2018	2017	2016
Total AUM as of January 1,	$21.3	$18.6	$18.1
Discretionary AUM:
Total Discretionary AUM as of January 1,	16.0	13.8	12.1
New client accounts/assets	0.4	0.4	0.6	(1)
Closed accounts	(0.2)	(0.1)	(0.1	) (2)
Net cash (outflow)/inflow	(0.6)	0.3	(0.2	) (3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market (depreciation)/appreciation	(1.4)	1.6	1.4
Change to Discretionary AUM	(1.8)	2.2	1.7
Total Discretionary AUM at December 31,	14.2	16.0	13.8
Change to Non-Discretionary AUM	(0.5)	0.5	(1.2	) (5)
Total AUM as of December 31,	$19.0	$21.3	$18.6

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2018, 2017 and 2016 are set forth below:

For the Years Ended December 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Compensation and benefits (1)	$57,938	$54,143	$3,795	7.0%
General and administrative	19,583	16,846	2,737	16.2%
Total expenses	$77,521	$70,989	$6,532	9.2%

For the Years Ended December 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Compensation and benefits (1)	$54,143	$49,009	$5,134	10.5%
General and administrative	16,846	16,617	229	1.4%
Total expenses	$70,989	$65,626	$5,363	8.2%

(1)	For the years ended December 31, 2018 and 2017, $27,197 and $24,940, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2018. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2018 versus Year Ended December 31, 2017

Total expenses increased by $6.5 million, or 9.2%, to $77.5 million for the year ended December 31, 2018 from $71.0 million for the year ended December 31, 2017. This increase was primarily attributable to increases in compensation and benefits expense of $3.8 million and an increase in general and administrative expenses of $2.7 million.

Compensation and benefits expense increased by $3.8 million, or 7.0%, to $57.9 million for the year ended December 31, 2018 from $54.1 million for the year ended December 31, 2017. The increase was primarily attributable to an increase in the accrual for bonuses of $3.5 million and an increase in salaries expense of $0.3 million primarily as a result of merit-based increases and newly-hired staff.

General and administrative expenses increased by $2.7 million, or 16.2%, to $19.6 million for the year ended December 31, 2018 from $16.8 million for the year ended December 31, 2017. This increase was primarily due to an increase in occupancy and related costs of $1.3 million mainly due to an increase in rent expense associated with the extension of the lease for our office space in New York, and increase in recruiting costs of $0.4 million related to newly-hired staff, an increase in shareholder-related expenses of $0.1 million, an increase in the fair value of earnout payments related to the acquisition of Jamison of $0.1 million, an increase in professional fees of $0.3 million due to increased audit fees for services related to the Tax Cuts and Jobs Act and related to the requirements of Section 404 of the Sarbanes-Oxley Act, as well as increased legal fees, an increase in sub-advisory and referral fees of $0.1 million related to increased sub-advised revenue and an increase in portfolio and systems expenses of $0.7 million due to an increase in accrued soft dollar-related research costs.  This was partially offset by a decrease in depreciation and amortization of $0.4 million.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Other income (expense), net	$(15)	$5,346	$(5,361)	-100.3%
Interest income	274	47	227	483.0%
Interest expense	(62)	(112)	50	-44.6%
Equity income from investments	1,477	615	862	140.2%
Total other income (expense), net	$1,674	$5,896	$(4,222)	-71.6%

For the Years Ended December 31,
(in thousands)	2017	2016	2017 vs. 2016 ($)	2017 vs. 2016 (%)
Other income (expense), net	$5,346	$(105)	$5,451	NM
Interest income	47	61	(14)	-23.0%
Interest expense	(112)	(228)	116	50.9%
Equity income from investments	615	304	311	102.3%
Total other income (expense), net	$5,896	$32	$5,864	NM

NM – Not Meaningful

Year Ended December 31, 2018 versus Year Ended December 31, 2017

Other income (expense), net decreased by $4.2 million to $1.7 million for the year ended December 31, 2018 from $5.9 million for the year ended December 31, 2017 primarily due to a $5.3 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2017.  The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes.   Equity income from investments increased by $0.9 million in 2018 as compared with the same period in the prior year as a result of increased performance fee allocations.  Interest expense decreased for the year ended December 31, 2018 as compared to the prior year as a result of the satisfaction of notes payable.

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

Provision for Income Taxes

Year Ended December 31, 2018 versus Year Ended December 31, 2017

The provision for income taxes was $5.5 million and $13.7 million for the year ended December 31, 2018 and 2017, respectively. The change was a result of tax reform enacted in 2017 which resulted in a reduction in the future federal statutory corporate tax rate.  This change required a revaluation of the deferred tax assets attributable to Silvercrest which resulted in a significant discrete tax expense related to the reduction in future tax benefits. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2018 and 2017 was 31.4% and 52.3%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2018	2017	2016
Reconciliation of non-GAAP financial measure:
Net income	$17,368	$12,531	$9,982
GAAP Provision for income taxes	5,458	13,734	4,686
Delaware Franchise Tax	200	180	182
Interest expense	62	112	228
Interest income	(274)	(47)	(61)
Depreciation and amortization	2,432	2,801	2,664
Equity-based compensation	3,275	3,248	3,228
Other adjustments (A)	1,125	(4,672)	1,544
Adjusted EBITDA	$29,646	$27,887	$22,453
Adjusted EBITDA Margin	30.0%	30.5%	28.0%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$17,368	$12,531	$9,982
GAAP Provision for income taxes	5,458	13,734	4,686
Delaware Franchise Tax	200	180	182
Other adjustments (A)	1,125	(4,672)	1,544
Adjusted earnings before provision for income taxes	24,151	21,773	16,394
Adjusted provision for income taxes:
Adjusted provision for income taxes (26%, 40% and 40% assumed tax rate for 2018, 2017 and 2016, respectively)	(6,279)	(8,709)	(6,558)

Adjusted net income	$17,872	$13,064	$9,836

GAAP net income per share (B):
Basic and diluted	$1.16	$0.66	$0.62
Adjusted earnings per share/unit (B):
Basic	$1.33	$0.99	$0.76
Diluted	$1.30	$0.95	$0.72
Net income		$12,531	$9,982
GAAP Provision for income taxes		13,734	4,686
Delaware Franchise Tax		180	182
Other Adjustments (A)		(4,672)	1,544
Adjusted earnings before provision for income taxes		21,773	16,394
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)		(5,661)	(4,262)
Adjusted net income		$16,112	$12,132
Shares/units outstanding:
Basic Class A shares outstanding	8,518	8,142	8,074
Basic Class B shares/units outstanding	4,934	5,059	4,866
Total basic shares/units outstanding	13,452	13,201	12,940
Diluted Class A shares outstanding (C)	8,522	8,148	8,085
Diluted Class B shares/units outstanding (D)	5,178	5,545	5,595
Total diluted shares/units outstanding	13,700	13,693	13,680

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2018	2017	2016
Acquisition costs (a)	$78	—	22
Severance	—	167	—
Non-acquisition expansion costs (b)	341	194	310
Other (c)	706	(5,033)	1,212
Total other adjustments	$1,125	$(4,672)	$1,544
(a)	In 2018, represents legal fees. In 2016, represents legal fees of $12 related to the Cappiccille acquisition and professional fees of $10 related to the Jamison Acquisition.
(b)	In 2018, 2017 and 2016, represents $341, $194 and $310, respectively, of accrued earnout related to our Richmond, VA office expansion.
(c)

In 2018, represents professional fees $15 for services related to the Tax Cuts and Jobs Act, $494 related to sign on bonuses paid to certain employees, a loss on disposal of certain computer equipment of $37, professional fees related to the relocation of network equipment of $17, professional fees of $6 related to server equipment upgrades, a fair value adjustment to the Jamison contingent purchase price consideration of $52, a fair value adjustment to the Cappiccille contingent purchase price consideration of $54 and true-up adjustment to our tax receivable agreement of $31.  In 2017, represents a sign-on bonus paid to an employee of $207, professional fees of $18 related to a readiness assessment in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies and professional fees of $27 related to a technology initiative, compensatory incentive fees of $52 paid to a former Marathon Capital Group, LLC principal and a fair value adjustment to the Cappiccille contingent purchase price consideration of $41.  This was offset by a fair value adjustment to the Jamison contingent purchase price consideration of ($79) and a true-up adjustment to our tax receivable agreement of ($5,299).  In 2016, represents a sign on bonus of $364 paid to a new employee, compensatory incentive fees of $322 paid to a former Marathon Capital Group, LLC principal, costs associated with the upgrade of our telephone system of $82, software implementation costs of $13, professional fees related to a mock compliance audit of $78, professional fees related to a mock Sarbanes 404 audit of $43, a fair value adjustment to the Milbank contingent purchase price consideration of $80, a fair value adjustment to the Jamison contingent purchase price consideration of $79 and a true-up adjustment to our tax receivable agreement of $152.  This was partially offset by a fair value adjustment to the Cappiccille contingent purchase price consideration of ($7).

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 3,792 and 5,687 unvested restricted stock units at December 31, 2018 and 2017, respectively.
(D)	Includes 243,524 and 486,098 unvested restricted stock units at December 31, 2018 and 2017, respectively

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on December 21, 2018.  On June 22, 2018, the revolving credit facility was extended to June 21, 2019.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of December 31, 2018 and 2017, there were no borrowings outstanding on the revolving credit facility. As of December 31, 2018 and 2017, no amount has been drawn on the term loan credit facility.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025. The borrowers are able to draw up to the full amount of the term loan through June 25, 2023. Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 24, 2020 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of December 31, 2018 and 2017.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2018, December 31, 2017 and December 31, 2016.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents	$69,283	$53,822	$37,517
Accounts receivable	$7,999	$9,436	$6,270
Due from Silvercrest Funds	$1,256	$1,094	$2,876

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

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2018, 2017 and 2016. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$28,857	$29,586	$17,978
Net cash used in investing activities	(1,756)	(804)	(284)
Net cash used in financing activities	(11,640)	(12,477)	(11,739)
Net change in cash	$15,461	$16,305	$5,955

Operating Activities

Year Ended December 31, 2018 versus Year Ended December 31, 2017

Operating activities provided $28.9 million and $29.6 million for the years ended December 31, 2018 and 2017, respectively. This difference is primarily the result of an increase in net income of $4.8 million, a change in the fair value adjustment to the tax receivable agreement of $5.3 million, increased accounts payable and accrued expenses of $1.5 million mainly due to the timing of payments to vendors, a decrease in accounts receivable and due from Silvercrest funds of $2.7 million due to the timing of collections, increased deferred rent of $0.7 million mainly related to the extension of the New York City lease and increased distributions received from investment funds related to performance fees of $0.3 million.  These changes were partially offset by a decrease in deferred income taxes of $8.1 million primarily due to movements in discrete items recorded during 2018, decreased prepaid expense and other assets of $5.4 million due to the timing of certain payments to vendors, decrease accrued compensation of $1.3 million, decreased depreciation and amortization of $0.4 million and an increase in equity income from investments related to performance fees of $0.9 million.

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

Investing Activities

Year Ended December 31, 2018 versus Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, investing activities used $1.8 million and $0.8 million, respectively.  The primary use of cash during 2018 and 2017 was for the acquisition of furniture, equipment and leasehold improvements.

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

Financing Activities

Year Ended December 31, 2018 versus Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, financing activities used $11.6 million and $12.5 million, respectively. Dividends of $4.7 million and $3.9 million were paid during each of 2018 and 2017, respectively.  Distributions to principals of Silvercrest L.P. of $6.8 million and $6.2 million were paid during 2018 and 2017, respectively.  Repayments of notes payable were $0.8 million in $1.8 million during 2018 and 2017, respectively.  This was partially offset by payments received from partners on notes receivable of $1.1 million in 2018 and $0.4 million in 2017.

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

As described below, we had outstanding fixed rate notes payable to Jamison, Eaton & Wood, Inc. and its principals and Ten-Sixty Asset Management, LLC (“Ten-Sixty”) related to the Jamison and Ten-Sixty acquisitions, respectively, and variable rate notes issued to former principals of Silvercrest L.P. to redeem units held by them under which we exercised our call right upon their termination.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

The aggregate principal amount of the note related to the Ten-Sixty acquisition was payable in quarterly installments from March 31, 2015 through March 31, 2017 of $0.1 million each.   The note payable related to the Ten-Sixty acquisition fully repaid as of December 31, 2017.

As of December 31, 2018 and 2017, there were no borrowings outstanding on our revolving credit facility with City National Bank.

On June 3, 2013, we redeemed units from two of our former principals. In conjunction with this redemption, we issued promissory notes with an aggregate principal amount of approximately $5.3 million, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bore interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. The June 3, 2014 payment was not made as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1.7 million were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3.6 were payable in four equal installments of approximately $0.9 million on November 1, 2014, and on each of August 1, 2015, 2016 and 2017. The principal amounts outstanding under these notes bore interest at the U.S. Prime Rate plus 1% in effect at the time payments are due.  As of December 31, 2017 these notes had been fully repaid.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bore interest at 5%.  The principal amounts of the notes were payable in three equal installments of approximately $0.7 million on each of June 30, 2016, 2017 and 2018.   As of December 31, 2018 and 2017, $0 and $0.7 million remained outstanding on these notes and accrued but unpaid interest was $0 and $18 thousand, respectively.

Contractual Obligations

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2018 or December 31, 2017.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2018, 2017 and 2016, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2018 AUM	$13.9	$2.9	$2.2	$19.0
December 31, 2017 AUM	$16.2	$3.0	$2.1	$21.3

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2018 was approximately $20.2 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.0 billion for the year ended December 31, 2018, which would cause an annualized increase or decrease in revenues of approximately $9.9 million for the year ended December 31, 2018, at a weighted average fee rate for the year ended December 31, 2018 of 0.49%.

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

As of December 31, 2018, there are no outstanding deferred equity units.

Restricted Stock Units and Stock Options

On November 2, 2012, our board of directors adopted the 2012 Equity Incentive Plan.

Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2018, 2017 and 2016 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2018.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective  as of December 31, 2018.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal controls over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2018 (“2019 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
(ii)	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
(iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
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

Exhibit Number	Description
10.9*	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 21, 2017).

10.10*	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 1, 2018).

10.11*	Employment agreement with Richard R. Hough III dated September 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 24, 2018).

10.12*	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 24, 2018).

21.1**	List of subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under “Signatures”).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed
**	Filed herewith
***	Furnished herewith
+	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 7, 2019.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2018 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2019:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 7, 2019

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 7, 2019

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 7, 2019

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 7, 2019

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 7, 2019

/s/ Wilmot H. Kidd III
Wilmot H. Kidd III	Director	March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2019

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated March 7, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2019

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$69,283	$53,822
Investments	1,493	626
Receivables, net	8,022	9,436
Due from Silvercrest Funds	1,233	1,094
Furniture, equipment and leasehold improvements, net	3,436	2,453
Goodwill	25,168	25,168
Intangible assets, net	9,893	11,578
Deferred tax asset—tax receivable agreement	12,206	11,838
Prepaid expenses and other assets	2,629	1,345
Total assets	$133,363	$117,360
Liabilities and Equity
Accounts payable and accrued expenses	$2,947	$3,506
Accrued compensation	31,470	28,274
Notes payable	—	740
Deferred rent	7,225	3,473
Deferred tax and other liabilities	9,322	9,248
Total liabilities	50,964	45,241
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 8,518,096 and 8,142,120 issued and outstanding as of December 31, 2018 and 2017, respectively	85	81
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,934,103 and 5,059,319 issued and outstanding as of December 31, 2018 and 2017, respectively	48	49
Additional Paid-In Capital	43,584	41,606
Retained earnings	12,330	7,359
Total Silvercrest Asset Management Group Inc.’s equity	56,047	49,095
Non-controlling interests	26,352	23,024
Total equity	82,399	72,119
Total liabilities and equity	$133,363	$117,360

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2018	2017	2016
Revenue
Management and advisory fees	$94,675	$86,542	$76,185
Performance fees and allocations	25	834	322
Family office services	3,973	3,982	3,755
Total revenue	98,673	91,358	80,262
Expenses
Compensation and benefits	57,938	54,143	49,009
General and administrative	19,583	16,846	16,617
Total expenses	77,521	70,989	65,626
Income before other income (expense), net	21,152	20,369	14,636
Other income (expense), net
Other income (expense), net	(15)	5,346	(105)
Interest income	274	47	61
Interest expense	(62)	(112)	(228)
Equity income from investments	1,477	615	304
Total other income (expense), net	1,674	5,896	32
Income before provision for income taxes	22,826	26,265	14,668
Provision for income taxes	(5,458)	(13,734)	(4,686)
Net income	17,368	12,531	9,982
Less: net income attributable to non-controlling interests	(7,738)	(7,194)	(4,967)
Net income attributable to Silvercrest	$9,630	$5,337	$5,015
Net income per share:
Basic	$1.16	$0.66	$0.62
Diluted	$1.16	$0.66	$0.62
Weighted average shares outstanding:
Basic	8,298,354	8,110,128	8,031,161
Diluted	8,302,768	8,117,407	8,038,177

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
December 31, 2015	7,990	$80	4,695	$46	$40,951	$4,758	$45,835	$15,802	$61,637
Distributions to partners	—	—	—	—	—	—	—	(5,761)	(5,761)
Contributions from partners	—	—	9	1	—	—	1	120	121
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(120)	(120)
Equity-based compensation	—	—	246	2	42	—	44	3,205	3,249
Repayment of notes receivable from partners	—	—	—	—	—	—	—	880	880
Net Income	—	—	—	—	—	5,015	5,015	4,967	9,982
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(56)	(56)
Share Conversion	84	1	(84)	(1)	258	—	258	(258)	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,857)	(3,857)	—	(3,857)
December 31, 2016	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(6,205)	(6,205)
Issuance of Class B shares	—	—	13	—	—	—	—	165	165
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(165)	(165)
Equity-based compensation	5	—	243	1	38	—	39	3,209	3,248
Repayment of notes receivable from partners	—	—	—	—	—	—	—	371	371
Net Income	—	—	—	—	—	5,337	5,337	7,194	12,531
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	23	—	23	—	23
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(39)	(39)
Share Conversion	63	—	(63)	—	285	—	285	(285)	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,894)	(3,894)	—	(3,894)
December 31, 2017	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(6,773)	(6,773)
Issuance of Class B shares	—	—	6	—	—	—	—	100	100
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation	2	—	243	3	25	—	28	3,247	3,275
Repayment of notes receivable from partners	—	—	—	—	—	—	—	1,119	1,119
Net Income	—	—	—	—	—	9,630	9,630	7,738	17,368
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(25)	—	(25)	—	(25)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(25)	(25)
Share Conversion	374	4	(374)	(4)	1,978	—	1,978	(1,978)	—
Dividends paid on Class A common stock - $0.56 per share	—	—	—	—	—	(4,659)	(4,659)	—	(4,659)
December 31, 2018	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$17,368	$12,531	$9,982
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,275	3,248	3,228
Depreciation and amortization	2,432	2,801	2,664
Deferred rent	3,752	3,037	(416)
Deferred income taxes	570	8,646	1,587
Tax receivable agreement fair value adjustment	30	(5,299)	152
Provision for doubtful accounts	—	—	294
Non-cash interest on notes receivable from partners	(25)	(39)	(56)
Distributions received from investment funds	610	322	1
Equity income from investments	(1,477)	(615)	(304)
Other	37	1	1
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,275	(1,384)	(608)
Prepaid expenses and other assets	(2,665)	2,744	(801)
Accounts payable and accrued expenses	512	(940)	730
Accrued compensation	3,196	4,477	2,032
Other liabilities	(51)	(24)	(679)
Interest payable on notes payable	18	80	171
Net cash provided by operating activities	28,857	29,586	17,978
Cash Flows From Investing Activities
Release of restricted certificates of deposit and escrow	$—	$—	$587
Acquisition of furniture, equipment and leasehold improvements	(1,756)	(804)	(723)
Acquisition of Cappicille	—	—	(148)
Net cash used in investing activities	(1,756)	(804)	(284)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(447)	$(756)	$(630)
Repayments of notes payable	(758)	(1,826)	(2,200)
Payments on capital leases	(122)	(166)	(171)
Distributions to partners	(6,773)	(6,205)	(5,761)
Dividends paid on Class A common stock	(4,659)	(3,895)	(3,857)
Payments from partners on notes receivable	1,119	371	880
Net cash used in financing activities	(11,640)	(12,477)	(11,739)
Net increase in cash and cash equivalents	15,461	16,305	5,955
Cash and cash equivalents, beginning of year	53,822	37,517	31,562
Cash and cash equivalents, end of year	$69,283	$53,822	$37,517

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$5,953	$1,713	$4,079
Interest	39	115	204

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$100	$165	$120
Earnout accrual for acquisition of certain assets of Cappicille	—	—	354
Recognition of deferred tax assets as a result of share conversions	1,235	279	328
Assets acquired under capital leases	11	301	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2018, 2017 and 2016

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,518,096 Class A units or approximately 62.4% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the IPO and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that will require it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This will be Silvercrest’s obligation and not the obligation of SLP. As of December 31, 2018, this liability is estimated to be $9,002 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition.  Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

For the years ended December 31, 2018, 2017 and 2016, the valuation adjustment to the TRA related to the underlying deferred tax assets was ($30), $5,299 and ($152), respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the years ended December 31, 2018, 2017 and 2016, Silvercrest made TRA payments totaling $777, $731 and $690, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the years ended December 31, 2018, 2017 and 2016.  All intercompany transactions and balances have been eliminated.

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

As of December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2018 and 2017, Silvercrest holds approximately 62.4% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP that is held by the limited partners. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2018. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2018, 2017 and 2016.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2018, 2017 and 2016, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2018 and 2017. No goodwill impairment charges were recorded during the years ended December 31, 2018, 2017 and 2016.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASC 606 (ASU No. 2014-09), “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitles for the transfer of promised goods or services to customers.  The Company has evaluated the impact of ASC 606 on the Consolidated Financial Statements.  The impact of adopting ASC 606 (ASU No. 2014-09) is de minimis to the Company’s consolidated financial statements and recognition of revenue when compared to ASC 605. The new revenue standard requires more comprehensive revenue recognition disclosure in the Company’s notes to the consolidated financial statements.

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

The Company’s management and advisory fees may fluctuate based on a number of factors, including the following:

•	changes in assets under management due to appreciation or depreciation of their investment portfolios, and the levels of the contribution and withdrawal of assets by new and existing clients;
•	allocation of assets under management among their investment strategies, which have different fee schedules;
•	allocation of assets under management between separately managed accounts and advised funds, for which the Company generally earn lower overall management and advisory fees; and
•	the level of their performance with respect to accounts and funds on which the Company is paid incentive fees.

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

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of operations.

The new standard is effective for the Company on January 1, 2019 and the Company will adopt this standard on this date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company has elected to use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.

The new standard provides a number of optional practical expedients as part of transition accounting. The Company expects to elect the “package of practical expedients”, which allows the Company to avoid reassessing its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements as this is not applicable to the Company.

The Company expects this standard to have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for its office equipment and real estate operating leases and (2) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between the date of these consolidated financial statements and the effective date of adoption.

Upon adoption, the Company currently expects to recognize additional operating liabilities of approximately $45.0 million, with corresponding ROU and other assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company currently expects to elect the short-term lease recognition exemption for office equipment leases. For those current and prospective leases that qualify as short-term, the Company will not recognize ROU assets or lease liabilities. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases.

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

A fair value adjustment to contingent purchase price consideration of $54 and $41 was recorded at December 31, 2018 and 2017, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $231 and $279 related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2018 and 2017, respectively, for contingent consideration.  During the years ended December 31, 2018 and 2017, the Company made contingent purchase price payments to Cappiccille of $102 and $109, respectively.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $524 and $817 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2018 and 2017, respectively, for contingent consideration.

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

Jamison revenue and income before provision for income taxes that are included in the Consolidated Statement of Operations for the year ended December 31, 2018 are $3,834 and $312, respectively, for the year ended December 31, 2017 are $4,921 and $834, respectively, and for the year ended December 31, 2016 are $4,917 and $741, respectively.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Jamison into the Company.  The goodwill is expected to be deductible for tax purposes.

A fair value adjustment to contingent purchase price consideration of $52, ($79) and $79 was recorded at December 31, 2018, 2017 and 2016, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for each of the years then ended. The Company has a liability of $524 and $817 related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2018 and 2017, respectively, for contingent consideration.  During the years ended December 31, 2018 and 2017, the Company made contingent purchase price payments to Jamison of $345 and $345, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $1,493 and $626 as of December 31, 2018 and 2017, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2018 and 2017, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2018 and 2017, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At December 31, 2018 and December 31, 2017, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$69,283	$69,283	$53,822	$53,822	Level I	(1)
Investments	$1,493	$1,493	$626	$626	N/A	(2)

Financial liabilities:
Notes Payable	$—	$—	$740	$740	Level II	(3)

(1)	Includes $17,200 and $16,500 of cash equivalents at December 31, 2018 and 2017, respectively, that fall under Level I in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2018 and December 31, 2017:

	2018	2017
Management and advisory fees receivable	$3,358	$5,077
Unbilled receivables	3,036	2,897
Other receivables	2,249	2,083
Receivables	8,643	10,057
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$8,022	$9,436

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2018 and December 31, 2017:

	2018	2017
Leasehold improvements	$5,229	$4,034
Furniture and equipment	6,022	6,607
Artwork	483	468
Total cost	11,734	11,109
Accumulated depreciation and amortization	(8,298)	(8,656)
Furniture, equipment and leasehold improvements, net	$3,436	$2,453

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $747, $975, and $737, respectively.

During 2018, the Company disposed of computer equipment with a cost of $989 and accumulated depreciation of $952.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2018 and December 31, 2017:

	2018	2017
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Ending
Gross balance	42,583	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$25,168	$25,168

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2018 and December 31, 2017:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, December 31, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(1,520)	(165)	(1,685)
Balance, December 31, 2018	(12,887)	(2,247)	(15,134)
Net book value	$9,673	$220	$9,893
Cost
Balance, January 1, 2017	$22,560	$2,467	$25,027
Balance, December 31, 2017	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2017	(9,721)	(1,902)	(11,623)
Amortization expense	(1,646)	(180)	(1,826)
Balance, December 31, 2017	(11,367)	(2,082)	(13,449)
Net book value	$11,193	$385	$11,578

Amortization expense related to intangible assets was $1,685, $1,826 and $1,927 for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2019	$1,390
2020	1,299
2021	1,196
2022	1,142
2023	983
Thereafter	3,883
Total	$9,893

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on December 21, 2018.  On June 22, 2018, the revolving credit facility was extended to June 21, 2019.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of December 31, 2018 and 2017, there were no borrowings outstanding on the revolving credit facility. As of December 31, 2018 and 2017, no amount has been drawn on the term loan credit facility.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025. The borrowers are able to draw up to the full amount of the term loan through June 25, 2023. Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 24, 2020 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of December 31, 2018 and 2017, the Company did not have any outstanding borrowings under the revolving credit loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $21, $17 and $47 for the years ended December 31, 2018, 2017 and 2016.

Notes Payable

The following is a summary of notes payable:

December 31, 2018
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$—
Interest payable		—
Total, December 31, 2018		$—

	December 31, 2017
	Interest Rate	Amount
Principal on fixed rate notes	5.0%	$722
Interest payable		18
Total, December 31, 2017		$740

The carrying value of notes payable approximates fair value. The fixed rate notes, which are related to the Jamison, Ten-Sixty and Milbank acquisitions, approximate fair value based on interest rates currently available to the Company for similar debt. The variable rate notes are based on the U.S. Prime Rate.

On June 3, 2013, Silvercrest redeemed units from two of our former principals. In conjunction with this redemption, Silvercrest issued promissory notes with an aggregate principal amount of approximately $5,300, subject to downward adjustments to the extent of any breach by the holders of such notes. The principal amounts of the notes were originally payable in four equal annual installments on each of June 3, 2014, 2015, 2016 and 2017. The principal amount outstanding under these notes bore interest at the U.S. Prime Rate plus 1% in effect at the time payments are due. Silvercrest elected not to make the June 3, 2014 payment as it was being assessed as to whether the former principals had complied with the note covenants and whether any reduction to these notes should be made.  In October 2014, certain reductions totaling $1,722 were agreed to, based upon a review of the note covenants.  As a result, the principal amounts of the notes of $3,578 were payable in four equal installments of approximately $900 on November 1, 2014, and on each of August 1, 2015, 2016 and 2017.  As of December 31, 2018 and 2017, $0 remained outstanding on the notes issued to the two former principals. Accrued but unpaid interest on these notes issued to the two former principals was $0 as of December 31, 2018 and 2017.

On June 30, 2015, Silvercrest issued promissory notes in an aggregate principal amount of approximately $2,165 in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5% per annum.  The principal amounts of the notes were payable in three equal installments of approximately $722 on each of June 30, 2016, 2017 and 2018.  As of December 31, 2018 and 2017, $0 and $722, respectively, remained outstanding on these notes.  Accrued but unpaid interest on the notes was approximately $0 and $18 as of December 31, 2018 and 2017, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2018, 2017 and 2016 amounted to $5,779, $4,369, and $3,760, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2018, 2017 and 2016 of $216, $278, and $289, respectively. Therefore, for the years ended December 31, 2018, 2017 and 2016, net rent expense amounted to $5,563, $4,091, and $3,471, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2018 and 2017.  The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2018 and 2017.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and expires July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.  In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease.  This expansion was to occur on or about October 1, 2017, and the lease is extended to November 30, 2024.  This was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028.  The amended lease provides for a rent credit of $40.  Monthly rent expense under the amended lease is $10.

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA.  The lease commenced on June 30, 2015 and expired on June 30, 2018.  The Company extended this lease for one year, with the new term beginning July 1, 2018 and expiring on June 30, 2019.  Monthly rent expense is $2.  The Company paid a refundable security deposit of $2.

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

Future minimum lease payments and rentals under lease agreements for office space which expire through 2028 are as follows:

Previously and under ASC 842	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2019	$6,182	$(117)	$6,065
2020	6,180	(117)	6,063
2021	6,193	(117)	6,076
2022	6,076	(117)	5,959
2023	5,770	(20)	5,750
Thereafter	27,827	—	27,827
	58,228	(488)	57,740
Under ASC 842:Weighted-average remaining lease term – operating leases (months)			113.31

The Company has capital leases for certain office equipment. The Company entered into a capital lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments are $5, and continued through November 30, 2018.   On June 30, 2015, the Company assumed certain capital leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a capital lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments are $1, and continued through June 30, 2018.  In October 2015, the Company entered in a capital lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments are $1, and continued through October 31, 2018.  In January 2017, the Company entered into a capital lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments are $1, and continued through December 31, 2018.  In January 2017, the Company entered into a capital lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021.  The aggregate principal balance of capital leases was $188 and $299 as of December 31, 2018 and 2017, respectively.

The assets relating to capital leases that are included in equipment are as follows:

	December 31, 2018 (under ASC 842)	December 31, 2018	December 31, 2017
Capital/Finance lease assets included in furniture and equipment	$605	$605	$747
Capital/Finance lease assets included in software	58	58	58
Less: Accumulated depreciation and amortization	(462)	(462)	(426)
	$201	$201	$379

Depreciation expense relating to capital lease assets was $146, $142 and $124 for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under capital/finance leases are as follows:

	Future Minimum Lease Commitments (Under ASC 842)	Future Minimum Lease Commitments (Previously)
2019	$92	$92
2020	67	67
2021	28	28
2022	1	1
2023	—	—
	$188	$188

	Future Minimum Lease Commitments (Under ASC 842)	Future Minimum Lease Commitments (Previously)
Weighted-average remaining lease term – capital leases (months)		26.43

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $6,773, $6,205 and $5,761 for the years ended December 31, 2018, 2017 and 2016, respectively.   Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2018, 2017 and 2016 amounted to $24,935, $21,177 and $18,827, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2018, 2017 and 2016.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the years ended December 31, 2018, 2017 and 2016, SLP accrued partner incentive allocations of $27,197, $25,101 and $20,238, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2018
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,518,096	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,934,103	1 vote per share (3),(4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 3,792 remain unvested as of December 31, 2018.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,934,103 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 243,523 restricted stock units which will vest and settle in the form of Class B units of SLP. The 243,523 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the year ended December 31, 2018, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2018		8,142,120
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	January 2018	31,650
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2018	85,286
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	April 2018	20,000
Issuance of Class A common stock upon vesting of restricted stock units	May 2018	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2018	24,732
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2018	22,285
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	September 2018	17,666
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2018	64,142
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	December 2018	108,319
Class A common shares outstanding - December 31, 2018		8,518,096

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2018		5,059,319
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	January 2018	(31,650)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2018	(85,286)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	April 2018	(20,000)
Issuance of Class B common stock upon vesting of restricted stock units	May 2018	948
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2018	(24,732)
Issuance of Class B common stock	June 2018	6,289
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2018	(22,285)
Issuance of Class B common stock upon vesting of restricted stock units	August 2018	241,627
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	September 2018	(17,666)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2018	(64,142)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	December 2018	(108,319)
Class B common shares outstanding - December 31, 2018		4,934,103

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

In November 2018, the Company redeemed from certain existing partners 64,142 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In December 2018, the Company redeemed from certain existing partners 108,319 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows:

	December 31, 2018	December 31, 2017
Beginning balance	$1,918	$2,085
New notes receivable issued to partners	100	165
Repayment of notes	(1,119)	(371)
Interest accrued and capitalized on notes receivable	25	39
Ending balance	$924	$1,918

Full recourse notes receivable from partners as of December 31, 2018 and 2017 are $924 and $1,093, respectively.  Limited recourse notes receivable from partners as of December 31, 2018 and 2017 are $0 and $825, respectively. There is no allowance for credit losses on notes receivable from partners as of December 31, 2018 and 2017.

13. RELATED PARTY TRANSACTIONS

During 2018 and 2017, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•	the domesticated Silvercrest Hedged Equity Fund, L.P. (formed in 2011 and formerly Silvercrest Hedged Equity Fund),
•	Silvercrest Hedged Equity Fund (International), Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.),
•	the domesticated Silvercrest Emerging Markets Fund, L.P. (formed in 2011 and formerly Silvercrest Emerging Markets Fund),
•	Silvercrest Market Neutral Fund (currently in liquidation),
•	Silvercrest Market Neutral Fund (International) (currently in liquidation),
•	Silvercrest Municipal Advantage Master Fund LLC,
•	Silvercrest Municipal Advantage Portfolio A LLC,
•	Silvercrest Municipal Advantage Portfolio P LLC,
•	Silvercrest Municipal Advantage Portfolio S LLC (formed in 2015),
•	the Silvercrest Jefferson Fund, L.P. (formed in 2014), and
•

the Silvercrest Jefferson Fund, Ltd. (the Company took over as investment manager in 2014, formerly known as the Jefferson Global Growth Fund, Ltd.), which invests in Silvercrest Jefferson Master Fund, L.P. (formed in 2014).

The Company also provides services to the following, which operate and invest separately as stand-alone funds:

•	the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation),
•	Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation),
•	Silvercrest Municipal Special Situations Fund LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Municipal Special Situations Fund II LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015),
•	Silvercrest Select Growth Equity Fund, L.P. (liquidated as of December 31, 2015),
•	Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P.),
•	Silvercrest Small Cap Fund, L.P. (liquidated as of December 31, 2016),
•	Silvercrest Special Situations Fund, L.P., and
•	Silvercrest Commodity Strategies Fund, L.P. (liquidated as of December 31, 2017).

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the years ended December 31, 2018, 2017 and 2016 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $6,458, $6,049, and $6,188, respectively, and performance fees and allocations of $1,477, $613, and $303, respectively, of which $1,477, $613 and $303, respectively, is included in equity income from investments and $0, $0 and $0, respectively, is included in performance fees in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company was owed $1,233 and $1,094, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2018, 2017 and 2016, the Company earned advisory fees of $1,191, $985 and $713, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2018 and 2017, the Company is owed approximately $31 and $6, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

	Year Ended December 31,
	2018	2017	2016
Current Provision:
Federal	$1,835	$2,492	$1,180
State and local	3,053	2,596	1,919
Total Current Provision	4,888	5,088	3,099
Deferred Provision:
Federal	465	8,062	1,676
State and local	105	584	(89)
Total Deferred Provision	570	8,646	1,587
Total Provision for Income Taxes	$5,458	$13,734	$4,686

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

As of December 31, 2018 and 2017, the Company had a net deferred tax asset of $12,093 and $11,612, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2018	2017
Deferred tax assets
Intangible assets	$12,886	$12,817
Other	133	21
Total deferred tax assets	$13,019	$12,838
Deferred tax liabilities
Intangible assets	$246	$247
Investment on underlying SLP partnership	680	979
Other	—	—
Total deferred tax liabilities	$926	$1,226
Net deferred tax assets (liabilities)	$12,093	$11,612

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. federal income tax rate	21.00%	35.00%	35.00%
Income passed through to Partners	(8.29)%	(11.38)%	(14.17)%
State and local income taxes	11.73%	8.14%	9.78%
Permanent items	(0.16)%	(6.70)%	0.33%
Discrete expenses due to Corporate Tax Reform	(0.40)%	27.69%	0.00%
Other	0.03%	(0.46)%	1.01%
Effective income tax rate	23.91%	52.29%	31.95%

As of December 31, 2018, the Company had net tax payables receivables of $445 which consisted of net federal and state and local tax of $423 and $22, respectively.  As of December 31, 2017, the Company had net tax payables receivables of $701 which consisted of net federal and state and local tax payables of $662 and $39, respectively.

Of the total net deferred taxes at December 31, 2018 and 2017, $43 and $92, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2018, the Company’s U.S. federal income tax returns for the years 2015 through 2018 are open under the normal three-year statute of limitations and therefore subject to examination.

The impact from the Tax Cuts and Jobs Act of 2017 is incorporated in the 2017 consolidated financial statements. We do not view any items as provisional under SAB 118 and the Company has finalized its calculation of the impact of tax reform.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2018 and 2017.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense related to such units of $0, $0 and $14, respectively, of which $0, $0 and $1, respectively, related to the Performance Units given that there was an explicit service period associated with the Deferred Equity Units, and the likelihood that the performance target would be met was considered probable. Distributions include cash distributions paid on liability awards. Cash distributions paid on awards expected to be forfeited were $0 for the years ended December 31, 2018, 2017 and 2016.

During the years ended December 31, 2018, 2017 and 2016, no vested Deferred Equity Units were settled in cash. As of December 31, 2018 and December 31, 2017, there was no remaining estimated unrecognized compensation expense related to unvested awards.

A summary of these equity grants by the Company as of December 31, 2018, 2017 and 2016 during the periods then ended is presented below:

	Deferred Equity Units			Performance Units
	Units	Range of Fair Value per unit		Units	Fair Value per unit
Balance at January 1, 2016	4,911	$12.00	11.89	6,386	$3.75
Vested	(4,911)	(12.00)	(10.92)	(6,386)	(3.75)
Balance at December 31, 2016	—	$—	$—	—	$—

The Company estimated 10% of all awards would be forfeited and the related service period was four years.

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2018 and 2017, 584,679 and 690,077 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

In October 2018, the Company granted 105,398 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder.  The fair value of the NQOs have been derived using the Black-Scholes method with the following assumptions:  Strike price of $13.97, Risk Free rate of 2.94% (5-year treasury rate), expiration of 5 years and volatility of 32.7%.  Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience.  These NQOs will vest and settle in the form of Class B units of SLP.  One third of the NQOs will vest and settle on each of the first, second and third anniversaries of the grant date.

A summary of the NQO grants by the Company as of December 31, 2018 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2018	—	$—
Granted in October 2018	105,398	13.97
Total granted at December 31, 2018	105,398	$13.97

A summary of the RSU grants by the Company as of December 31, 2018 and 2017 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2017	739,256	$13.19 – 13.23
Vested in April 2017	(1,000)	(13.19)
Vested in May 2017	(4,843)	(13.19)
Vested in August 2017	(241,627)	(13.23)

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at December 31, 2017	491,786	$13.19 – 13.23
Vested in May 2018	(2,843)	(13.19)
Vested in August 2018	(241,627)	(13.23)
Total granted at December 31, 2018	247,316	$13.19 – 13.23

For the years ended December 31, 2018 and 2017, the Company recorded compensation expense related to such RSUs and NQOs of $3,275 and $3,248, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended.  As of December 31, 2018 and 2017, there was $2,392 and $5,140, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2018 and 2017, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.51 and 2.09 years, respectively.

For the years ended December 31, 2018 and 2017, the Company recorded total compensation expense related to such Deferred Equity Units, Restricted Stock Units and Non-Qualified Options of $3,275 and $3,248, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2018, 2017 and 2016, Silvercrest made matching contributions of $86, $75 and $112, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2018, 2017 and 2016, the Company utilized “soft dollar” credits of $772, $859 and $804, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2018 and 2017.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$24,331	$24,577	$24,932	$24,833
Income before other income (expense), net	$5,294	$5,453	$5,166	$5,239
Net income	$4,050	$4,193	$3,893	$5,232
Net income (loss) attributable to Silvercrest	$2,231	$2,337	$2,162	$2,900
Net income (loss) per share/unit - basic	$0.27	$0.28	$0.26	$0.35
Net income (loss) per share/unit - diluted	$0.27	$0.28	$0.26	$0.35
Weighted average shares/units outstanding - basic	8,187,279	8,288,392	8,321,927	8,393,294
Weighted average shares/units outstanding - diluted	8,192,966	8,292,809	8,325,718	8,397,085

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$21,951	$22,091	$22,845	$24,471
Income before other income (expense), net	$4,747	$5,154	$5,316	$5,152
Net income	$3,300	$3,600	$3,714	$1,917
Net income attributable to Silvercrest	$1,687	$1,858	$1,872	$(80)
Net income per share/unit - basic	$0.21	$0.23	$0.23	$(0.01)
Net income per share/unit – diluted	$0.21	$0.23	$0.23	$(0.01)
Weighted average shares/units outstanding - basic	8,078,643	8,104,697	8,119,444	8,136,986
Weighted average shares/units outstanding - diluted	8,089,225	8,111,930	8,125,131	8,136,986

*****