Form 10-Q
period 2019-03-31
Silvercrest Asset Management Group Inc.
filed 2019-05-02
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	SAMG	The Nasdaq Global Market

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of April 30, 2019 was 8,535,170 and 4,918,545, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$45,494	$69,283
Investments	1,493	1,493
Receivables, net	6,352	8,022
Due from Silvercrest Funds	1,417	1,233
Furniture, equipment and leasehold improvements, net	3,262	3,436
Goodwill	27,352	25,168
Operating lease assets	36,150	—
Finance lease assets	180	—
Intangible assets, net	9,545	9,893
Deferred tax asset—tax receivable agreement	11,846	12,206
Prepaid expenses and other assets	3,363	2,629
Total assets	$146,454	$133,363
Liabilities and Equity
Accounts payable and accrued expenses	$4,903	$2,947
Accrued compensation	6,368	31,470
Deferred rent	—	7,225
Operating lease liabilities	42,785	—
Finance lease liabilities	183	—
Deferred tax and other liabilities	9,175	9,322
Total liabilities	63,414	50,964
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,535,170 and 8,518,096 issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	85	85
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,918,545 and 4,934,103 issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	48	48
Additional Paid-In Capital	43,696	43,584
Retained earnings	12,761	12,330
Total Silvercrest Asset Management Group Inc.’s equity	56,590	56,047
Non-controlling interests	26,450	26,352
Total equity	83,040	82,399
Total liabilities and equity	$146,454	$133,363

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Revenue
Management and advisory fees	$21,589	$23,303
Family office services	983	1,028
Total revenue	22,572	24,331
Expenses
Compensation and benefits	13,363	14,310
General and administrative	5,210	4,727
Total expenses	18,573	19,037
Income before other (expense) income, net	3,999	5,294
Other (expense) income, net
Other (expense) income, net	7	10
Interest income	70	53
Interest expense	(8)	(16)
Total other (expense) income, net	69	47
Income before provision for income taxes	4,068	5,341
Provision for income taxes	1,023	1,291
Net income	3,045	4,050
Less: net income attributable to non-controlling interests	(1,336)	(1,819)
Net income attributable to Silvercrest	$1,709	$2,231
Net income per share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27
Weighted average shares outstanding:
Basic	8,519,058	8,187,279
Diluted	8,522,850	8,192,966

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2018	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(2,072)	(2,072)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	552	552
Equity-based compensation	—	—	—	—	6	—	6	794	800
Net Income	—	—	—	—	—	2,231	2,231	1,819	4,050
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(8)	(8)
Share conversion	117	1	(117)	(1)	605	—	605	(605)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(14)	—	(14)	—	(14)
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,144)	(1,144)	—	(1,144)
March 31, 2018	8,259	$82	4,942	$48	$42,203	$8,446	$50,779	$23,504	$74,283

January 1, 2019	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399
Distributions to partners	—	—	—	—	—	—	—	(2,285)	(2,285)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	291	291
Equity-based compensation	—	—	—	—	6	—	6	836	842
Issuance of Class B shares	—	—	2	—	—	—	—	20	20
Net Income	—	—	—	—	—	1,709	1,709	1,336	3,045
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	17	—	(17)	—	97	—	97	(97)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,278)	(1,278)	—	(1,278)
March 31, 2019	8,535	$85	4,919	$48	$43,696	$12,761	$56,590	$26,450	$83,040

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income	$3,045	$4,050
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	842	800
Depreciation and amortization	511	613
Deferred rent	—	1,292
Deferred income taxes	409	130
Tax receivable agreement adjustment	—	474
Non-cash interest on notes receivable from partners	(3)	(8)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(761)	(573)
Prepaid expenses and other assets	(448)	(1,679)
Accounts payable and accrued expenses	562	134
Accrued compensation	(25,102)	(20,412)
Interest payable on notes payable	—	9
Net cash used in operating activities	(20,945)	(15,170)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(218)	$(143)
Acquisition of Neosho Capital, LLC	(399)	—
Net cash used in investing activities	(617)	(143)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(425)	$(447)
Principal payments on financing leases	(30)	(4)
Operating lease liabilities	1,500	—
Distributions to partners	(2,285)	(2,072)
Dividends paid on Class A common stock	(1,278)	(1,144)
Payments from partners on notes receivable	291	552
Net cash used in financing activities	(2,227)	(3,115)
Net decrease in cash and cash equivalents	(23,789)	(18,428)
Cash and cash equivalents, beginning of period	69,283	53,822
Cash and cash equivalents, end of period	$45,494	$35,394

	Three months ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$841	$2,398
Interest	1	3
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$69	$552
Earnout accrual for acquisition of Neosho Capital, LLC	1,686	—
Assets acquired under finance lease	26	11
Operating lease assets (ASC 842 adoption)	36,150	—
Operating lease liabilities (ASC 842 adoption)	42,785	—
Finance lease assets (ASC 842 adoption)	180	—
Finance lease liabilities (ASC 842 adoption)	183	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 and December 31, 2018 and for the Three Months ended March 31, 2019 and 2018

(Unaudited)

(Dollars in thousands, except per share and par value data)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,535,170 Class A units or approximately 63.3% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”) acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”).  On January 15, 2019, SLP acquired certain assets of Neosho Capital LLC (“Neosho”).  See Notes 3, 7 and 8 for additional information related to the acquisition, goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of March 31, 2019, this liability is estimated to be $9,063 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statements of Financial Condition at December 31, 2018 was derived from the audited Consolidated Statements of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2019 and 2018 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the three months ended March 31, 2019 and 2018, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2019, Silvercrest holds approximately 63.3% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2019 and December 31, 2018. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2019 or 2018.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2018 and 2017 and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2019 and December 31, 2018. No goodwill impairment charges were recorded during the three months ended March 31, 2019 and 2018.

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

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of operations.

The new standard became effective for the Company on January 1, 2019 and the Company adopted this standard on this date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the effective date of the standard or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company elected to use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.

The new standard provides a number of optional practical expedients as part of transition accounting. The Company expects to elect the “package of practical expedients”, which allows the Company to avoid reassessing its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements as these are not applicable to the Company.

This standard had a material effect on the Company’s financial statements. The most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for its office equipment and real estate operating leases and (2) providing significant new disclosures about the Company’s leasing activities.

Upon adoption, the Company recognized additional operating liabilities of approximately $44.0 million, with corresponding ROU and other assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease recognition exemption for office equipment leases. For those current and prospective leases that qualify as short-term, the Company will not recognize ROU assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification. The rule amends certain disclosure requirements that have become redundant, overlapping, outdated or superseded. The rule became effective for the Company’s current quarterly report, with the ability to adopt the changes in the current period, or defer until 2019.  The Company elected to defer the changes to the interim period disclosure rules related to changes to shareholders’ equity until its first quarter report in 2019.

3. ACQUISITIONS

Neosho:

On December 13, 2018, the Company executed an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SLP, SAMG LLC (the “Buyer”) and Neosho Capital LLC, a Delaware limited liability company (“Neosho” or the “Seller”), and Christopher K. Richey, Alphonse I. Chan, Robert K. Choi and Vincent G. Pandes, each such individual a principal of Neosho (together, the “Principals of Neosho”), to acquire certain assets of Neosho.  The transaction contemplated by the Asset Purchase Agreement closed on January 15, 2019 and is referred to herein as the “Neosho Acquisition”.

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired substantially all of the business and assets of the Seller, a provider of investment management and advisory services, including goodwill and the benefit of the amortization of goodwill related to such assets. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of (1) a cash payment of $399 (net of cash acquired) and (2) Class B units of SLP issued to the Principals of Neosho with a value equal to $20 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest. The Company determined that the acquisition-date fair value of the contingent consideration was $1,686, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make a payment of $300 to the Principals of Neosho on the first anniversary of the closing date.  SAMG LLC will make earnout payments to the Principals of Neosho as soon as practicable following December 31, 2020, 2021, 2022 and 2023, in an amount equal to the greater of (i) $100,000 and (ii) the product obtained by multiplying (x) 50% by (y) the revenue of Neosho as of such payment date less the revenue of Neosho as of the immediately preceding payment date for the prior year.   Earnout payments will be paid 75% in cash and 25% in equity.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.

The Company has a liability of $1,686 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2019 for contingent consideration.

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

The Company has a liability of $126 and $231 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2019 and December 31, 2018, respectively, for contingent consideration.

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

The Company has a liability of $204 and $524 as of March 31, 2019 and December 31, 2018, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $1,493 as of March 31, 2019 and December 31, 2018, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2019 and December 31, 2018, the Company determined that none of the Silvercrest Funds were required to be consolidated.

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

At March 31, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2019 and December 31, 2018, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$45,494	$45,494	$69,283	$69,283	Level I	(1)
Investments	$1,493	$1,493	$1,493	$1,493	N/A	(2)

(1)	Includes $17,307 and $17,200 of cash equivalents at March 31,2019 and December 31, 2018, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Management and advisory fees receivable	$3,843	$3,358
Unbilled receivables	3,128	3,036
Other receivables	2	2,249
Receivables	6,973	8,643
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$6,352	$8,022

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Leasehold improvements	$5,285	$5,229
Furniture and equipment	5,458	6,022
Artwork	485	483
Total cost	11,228	11,734
Accumulated depreciation and amortization	(7,966)	(8,298)
Furniture, equipment and leasehold improvements, net	$3,262	$3,436

Depreciation expense for the three months ended March 31, 2019 and 2018 was $163 and $188, respectively.

During the three months ended March 31, 2019, the Company wrote off leased assets of $310 that were fully depreciated as of March 31, 2019.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Acquisition of Neosho	2,184	─
Ending
Gross balance	44,767	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$27,352	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2019 and December 31, 2018:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Balance, March 31, 2019	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(308)	(40)	(348)
Balance, March 31, 2019	(13,195)	(2,287)	(15,482)
Net book value	$9,365	$180	$9,545
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, December 31, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(1,520)	(165)	(1,685)
Balance, December 31, 2018	(12,887)	(2,247)	(15,134)
Net Book Value	$9,673	$220	$9,893

Amortization expense related to intangible assets was $348 and $425 for the three months ended March 31, 2019 and 2018, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2019 (remainder of)	$1,042
2020	1,299
2021	1,196
2022	1,142
2023	983
Thereafter	3,883
Total	$9,545

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on December 21, 2018.  On June 22, 2018, the revolving credit facility was extended to June 21, 2019.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of March 31, 2019 and December 31, 2018, no amount has been drawn on the term loan credit facility.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025. The borrowers are able to draw up to the full amount of the term loan through June 25, 2023. Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 24, 2020 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of March 31, 2019 and December 31, 2018, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2019 and 2018 was $7 and $4, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2019 and 2018 amounted to $1,529 and $1,511, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2019 and 2018 of $32 and $75, respectively. Therefore, for the three months ended March 31, 2019 and 2018, net rent expense amounted to $1,497 and $1,436, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2019 and December 31, 2018.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

With the Neosho Acquisition, the Company assumed a lease agreement for office space in La Jolla, CA.  The lease expires January 31, 2020.  Monthly rent expense is $3.

Future minimum lease payments and rentals under lease agreements which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
Remainder of 2019	$4,657	$(55)	$4,602
2020	6,183	(34)	6,149
2021	6,193	(35)	6,158
2022	6,076	(35)	6,041
2023	5,770	(6)	5,764
Thereafter	27,827	—	27,827
Total	$56,706	$(165)	$56,541
Weighted-average remaining lease term – operating leases (months)			111.1
Weighted-average discount rate			4.3%

The Company has finance leases for certain office equipment. The Company entered into a finance lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments were $5, and continued through November 30, 2018.   On June 30, 2015, the Company assumed certain finance leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a finance lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments were $1, and continued through June 30, 2018.  In October 2015, the Company entered in a finance lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments were $1, and continued through October 31, 2018.  In January 2017, the Company entered into a finance lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments were $1, and continued through December 31, 2018.  In January 2017, the Company entered into a finance lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021. The aggregate principal balance of finance leases was $182 and $188 as of March 31, 2019 and December 31, 2018, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Finance lease assets included in furniture and equipment	$588	$605
Finance lease assets included in software	—	58
Less: Accumulated depreciation and amortization	(408)	(462)
	$180	$201

Depreciation expense relating to finance lease assets was $31 and $21 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2019	$67
2020	75
2021	37
2022	3
2023	—
Total	$182
Weighted-average remaining lease term – finance leases (months)	27.1
Weighted-average discount rate	4.0%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $2,285 and $2,072, for the three months ended March 31, 2019 and 2018, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2019 and 2018 amounted to $27,199 and $24,935, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended March 31, 2019 and 2018, SLP accrued partner incentive allocations of $5,178 and $6,763, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2019
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,535,170	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,918,545	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 3,791 remain unvested as of March 31, 2019.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,918,545 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 243,523 restricted stock units which will vest and settle in the form of Class B units of SLP.  The 243,523 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2019, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2019		8,518,096
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2019	17,074
Class A common shares outstanding – March 31, 2019		8,535,170

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2019		4,934,103
Issuance of Class B common stock in connection with the Neosho Acquisition	January 2019	1,516
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2019	(17,074)
Class B common shares outstanding – March 31, 2019		4,918,545

In January 2019, the Company issued 1,516 shares of Class B common stock to certain Principals of Neosho in connection with the Neosho Acquisition.

In March 2019, the Company redeemed from certain existing partners 17,074 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning balance	$924	$1,918
New note receivable issued to partners		100
Repayment of notes	(291)	(1,119)
Interest accrued and capitalized on notes receivable	3	25
Ending balance	$636	$924

Full recourse notes receivable from partners as of March 31, 2019 and December 31, 2018 are $636 and $924, respectively. There were no limited recourse notes receivable from partners as of March 31, 2019 or December 31, 2018. There is no allowance for credit losses on notes receivable from partners as of March 31, 2019 and December 31, 2018.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2019 and 2018, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2019 and 2018, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,263 and $1,589, respectively.  As of March 31, 2019 and December 31, 2018, the Company was owed $1,417 and $1,233, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2019 and 2018, the Company earned management and advisory fees of $291 and $298, respectively, from assets managed on behalf of certain of its employees.  As of March 31, 2019 and December 31, 2018, the Company is owed approximately $3 and $3 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2019, the Company had net deferred tax assets of $11,753, which is recorded as a deferred tax asset of $11,846 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax asset of $5 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $88 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2019, $35 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2018, the Company had a net deferred tax asset of $12,093, which is recorded as a net deferred tax asset of $12,206 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $20 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $93 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The current tax expense was $614 and $1,161 for the three months ended March 31, 2019 and 2018, respectively. Of the amount for the three months ended March 31, 2019, $182 relates to Silvercrest’s corporate tax expense, $431 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2019 and 2018 was $409 and $130, respectively.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2019 and 2018 is $1,023 and $1,291, respectively.  There was no material discrete tax expense for the three months ended March 31, 2019 and 2018.

The current tax expense decreased from the comparable period in 2018 mainly due to decreased profitability and favorable timing differences related to various deferred assets recorded at SLP.

Of the total current tax expense for the three months ended March 31, 2019 and 2018, $163 and $228, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2019 and 2018, ($7) and ($16), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2019 and 2018 related to non-controlling interests is $156 and $212, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2019, the Company’s U.S. federal income tax returns for the years 2015 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2019 and 2018.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2019, 584,679 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In October 2018, the Company granted 105,398 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder.  The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions:  Strike price of $13.97, Risk Free rate of 2.94% (5-year treasury rate), expiration of 5 years and volatility of 32.7%.  Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience.  These NQOs will vest and become exercisable into of Class B units of SLP.  One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date.

For the three months ended March 31, 2019 and 2018, the Company recorded compensation expense related to such RSUs and NQOs of $842 and $800, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of March 31, 2019 and December 31, 2018, there was $1,550 and $2,392, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2019 and December 31, 2018, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.26 and 1.51 years, respectively.

A summary of the RSU grants by the Company as of March 31, 2019 and 2018 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	247,316	$13.19 – 13.23
Total granted at March 31, 2019	247,316	$13.19 – 13.23

Total granted at January 1, 2018	491,786	$13.19 – 13.23
Total granted at March 31, 2018	491,786	$13.19 – 13.23

A summary of the NQO grants by the Company as of March 31, 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	105,398	$13.97
Total granted at March 31, 2019	105,398	$13.97

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2019 and 2018, Silvercrest made matching contributions of $22 and $19, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2019 and 2018, the Company utilized “soft dollar” credits of $193 and $193, respectively.

19. SUBSEQUENT EVENTS

On April 12, 2019, SAMG LLC and SLP entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cortina Asset Management, LLC, a Wisconsin limited liability company (“Cortina”), and certain interest holders of Cortina (the “Principals”) to acquire, directly or through a designated affiliate, substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services.

Subject to the terms and conditions set forth in the Purchase Agreement, SAMG LLC agreed to pay to Cortina an aggregate maximum amount of $44,937, 80% of which shall be paid in cash at closing (which is anticipated to occur no later than 120 days from the date of the Purchase Agreement) by SAMG LLC, and 20% of which shall be paid by SLP in the form of issuance and delivery to certain Principals at closing of Class B Units in SLP, in each case subject to certain adjustments as described in the Purchase Agreement. In addition, the Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of SLP in potential earn-out payments over the next four years.

The foregoing description of the Purchase Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by Silvercrest on April 15, 2019.

On May 1, 2019, the Company granted 34,338 RSUs and 60,742 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder of SLP.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2019, our assets under management increased by 9.3% from $19.0 billion to $20.8 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  As of March 31, 2019, Silvercrest L.P. has issued Restricted Stock Units exercisable for 243,523 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 37% partnership interest in Silvercrest L.P. as of March 31, 2019 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2019	2018
Revenue	$22,572	$24,331
Income before other income (expense), net	$3,999	$5,294
Net income	$3,045	$4,050
Net income margin	13.5%	16.6%
Net income attributable to Silvercrest	$1,709	$2,231
Adjusted EBITDA (1)	$5,753	$6,924
Adjusted EBITDA margin (2)	25.5%	28.5%
Assets under management at period end (billions)	$20.8	$21.5
Average assets under management (billions) (3)	$19.9	$21.4
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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2019	2018
AUM concentrated in Discretionary Managed Accounts	$14.6	$15.4
Average AUM For Discretionary Managed Accounts	$14.1	$15.5
Discretionary Managed Accounts Revenue (in millions)	$20.3	$21.7
Percentage of management and advisory fees revenue	94.0%	93.1%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2019	2018
AUM concentrated in Private Funds	$0.7	$0.5
Average AUM For Private Funds	$0.6	$0.5
Private Funds Revenue (in millions)	$1.3	$1.6
Percentage of management and advisory fees revenue	6.0%	6.9%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.46% for the three months ended March 31, 2019 and 2018, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2019 and 2018. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash compensation and benefits (1)	$12,521	$13,510
Non-cash equity-based compensation expense	842	800
Total compensation expense	$13,363	$14,310

(1)

For the three months ended March 31, 2019 and 2018, $5,391 and $6,763, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During 2016 and 2015, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2018, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Acquisitions

On December 13, 2018, we executed an Asset Purchase Agreement (the “Neosho Asset Purchase Agreement”) by and among the Company, Silvercrest L.P. (“SLP”), Silvercrest Asset Management Group LLC (“SAMG LLC”) and Neosho Capital LLC (“Neosho” or the “Seller”), and Christopher K. Richey, Alphonse I. Chan, Robert K. Choi and Vincent G. Pandes, each such individual a principal of Neosho, to acquire certain assets of Neosho.  The transaction contemplated by the Neosho Asset Purchase Agreement closed on January 15, 2019 and is referred to herein as the “Neosho Acquisition”.

On December 15, 2015, we executed an Asset Purchase Agreement (the “Cappiccille Asset Purchase Agreement”), by and among the Company, SLP, SAMG LLC and Cappiccille & Company, LLC (“Cappiccille”), and Michael Cappiccille, to acquire certain assets of Cappiccille.  The transaction contemplated by the Cappiccille Asset Purchase Agreement closed on January 11, 2016 and is referred to herein as the “Cappiccille Acquisition”.

Information regarding the Neosho and Cappiccille Acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

Operating Results

Revenue

Our revenues for the three months ended March 31, 2019 and 2018 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$21,589	$23,303	$(1,714)	-7.4%
Family office services	983	1,028	(45)	-4.4%
Total revenue	$22,572	$24,331	$(1,759)	-7.2%

The growth in our assets under management during the three months ended March 31, 2019 and 2018 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2018	$16.0	$5.3	$21.3
Gross client inflows	2.0	0.2	2.2
Gross client outflows	(1.8)	(0.2)	(2.0)
Market (depreciation) appreciation	(0.3)	0.3	─
As of March 31, 2018	$15.9	$5.6	$21.5	(1)

As of January 1, 2019	$14.2	$4.8	$19.0
Gross client inflows	2.0	0.2	2.2
Gross client outflows	(2.2)	─	(2.2)
Market appreciation	1.3	0.5	1.8
As of March 31, 2019	$15.3	$5.5	$20.8	(1)

(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2019

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	7.0	14.0	10.8	13.1	8.9
Russell 1000 Value Index		5.7	10.5	7.7	11.1	7.2

Small Cap Value Composite	4/1/02	-1.1	10.4	7.1	10.9	10.4
Russell 2000 Value Index		0.2	10.9	5.6	9.6	7.8

Smid Cap Value Composite	10/1/05	1.7	13.2	9.4	12.1	9.9
Russell 2500 Value Index		1.8	9.9	6.0	10.2	7.3

Multi Cap Value Composite	7/1/02	3.5	12.5	10.0	12.6	9.6
Russell 3000 Value Index		5.3	10.5	7.6	11.0	7.9

Equity Income Composite	12/1/03	8.6	14.3	11.2	13.9	11.9
Russell 3000 Value Index		5.3	10.5	7.6	11.0	8.1

Focused Value Composite	9/1/04	3.5	13.1	10.5	12.8	10.8
Russell 3000 Value Index		5.3	10.5	7.6	11.0	7.8

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

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Our total revenue decreased by $1.8 million, or 7.2%, to $22.6 million for the three months ended March 31, 2019, from $24.3 million for the three months ended March 31, 2018. This decrease was driven by net client outflows in discretionary assets under management partially offset by market appreciation.

Total assets under management decreased by $0.7 billion, or 3.3%, to $20.8 billion at March 31, 2019 from $21.5 billion at March 31, 2018.  Compared to the three months ended March 31, 2018, there was an increase of $1.8 billion in market appreciation and an increase of $0.2 billion in net client outflows.  During the three months ended March 31, 2019, from December 31, 2018, there was an increase of $1.1 billion in discretionary assets under management while non-discretionary assets under management increased by $0.7 billion.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended March 31, 2019 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.3 million for the three months ended March 31, 2019 as compared to the same period in the prior year due to market conditions. With respect to our discretionary assets under management, equity assets experienced an increase of 10.4% during the three months ended March 31, 2019 and fixed income assets increased by 1.7% during the same period. For the three months ended March 31, 2019, most of the increase in equity assets came from our MLP, REIT and core international strategies with composite returns of 17.3%, 17.2% and 16.3%, respectively. As of March 31, 2019, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Total AUM as of January 1,	$19.0	$21.3

Discretionary AUM:
Total Discretionary AUM as of January 1,	14.2	16.0
New client accounts/assets (1)	0.2	0.1
Closed accounts (2)	(0.4)	─
Net cash inflow/(outflow) (3)	─	0.1
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation/(depreciation)	1.3	(0.3)
Change to Discretionary AUM	1.1	(0.1)
Total Discretionary AUM at March 31,	15.3	15.9
Change to Non-Discretionary AUM (5)	0.7	0.3
Total AUM as of March 31,	$20.8	$21.5

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2019 and 2018 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$13,363	$14,310	$(947)	-6.6%
General, administrative and other	5,210	4,727	483	10.2%
Total expenses	$18,573	$19,037	$(464)	-2.4%

(1)

For the three months ended March 31, 2019 and 2018, $5,391 and $6,763, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2019 and 2018. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Total expenses decreased by $0.4 million, or 2.4%, to $18.6 million for the three months ended March 31, 2019 from $19.0 million for the three months ended March 31, 2018. This decrease was attributable to a decrease in compensation and benefits expense of $0.9 million partially offset by an increase in general, administrative and other expenses of $0.5 million.

Compensation and benefits expense decreased by $0.9 million, or 6.6%, to $13.4 million for the three months ended March 31, 2019 from $14.3 million for the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in the accrual for bonuses of $1.4 million, partially offset by an increase in salaries and benefits expense of $0.5 million primarily as a result of merit-based increases and newly hired staff.

General and administrative expenses increased by $0.5 million, or 10.2%, to $5.2 million for the three months ended March 31, 2019 from $4.7 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in portfolio and systems expenses of $0.3 million due to an increase in soft dollar-related research costs, an increase in occupancy and related expenses of $0.1 million and an increase in moving and storage costs of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$7	$10	$(3)	-30.0%
Interest income	70	53	17	32.1%
Interest expense	(8)	(16)	8	50.0%
Total other income (expense), net	$69	$47	$22	46.8%

NM – Not Meaningful

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Total other income (expense) net increased by $22 thousand to other income of $69 thousand for the three months ended March 31, 2019 from other income of $47 thousand for the three months ended March 31, 2018 due mainly to an increase in interest income.  This was partially offset by a decrease in interest expense due to lower balances on notes payable as a result of scheduled payments.

Provision for Income Taxes

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

The provision for income taxes was $1.0 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively. The change was primarily the result of decreased profitability and favorable timing differences related to various deferred assets.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2019 and 2018 was 25.1% and 24.2%, respectively.

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

•

Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. Furthermore, Adjusted Net Income includes income tax expense assuming a blended corporate rate of 26%.  We feel that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Net Income, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring income of the Company, taking into account income attributable to both Class A and Class B shareholders.

•

Adjusted Earnings Per Share represents Adjusted Net Income divided by the actual Class A and Class B shares outstanding as of the end of the reporting period for basic Adjusted Earnings Per Share, and to the extent dilutive, we add unvested restricted stock units and non-qualified stock options to the total shares outstanding to compute diluted Adjusted Earnings Per Share. As a result of our structure, which includes a non-controlling interest, we feel that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Earnings Per Share, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings per share of the Company as a whole as opposed to being limited to our Class A common stock.

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

	Three Months Ended March 31,
	2019	2018
Reconciliation of non-GAAP financial measure:
Net income	$3,045	$4,050
GAAP Provision for income taxes	1,023	1,291
Delaware Franchise Tax	50	62
Interest expense	8	16
Interest income	(70)	(53)
Depreciation and amortization	511	613
Equity-based compensation	842	800
Other adjustments (A)	344	145
Adjusted EBITDA	$5,753	$6,924
Adjusted EBITDA Margin	25.5%	28.5%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,045	$4,050
GAAP Provision for income taxes	1,023	1,291
Delaware Franchise Tax	50	62
Interest component of financing leases pursuant to ASC 842	(27)	—
Other adjustments (A)	344	145
Adjusted earnings before provision for income taxes	4,435	5,548
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,153)	(1,442)

Adjusted net income	$3,282	$4,106

GAAP net income per share (B):
Basic and diluted	$0.20	$0.27

Adjusted earnings per share/unit (B):
Basic	$0.24	$0.31
Diluted	$0.24	$0.30

Shares/units outstanding:
Basic Class A shares outstanding	8,535	8,259
Basic Class B shares/units outstanding	4,919	4,942
Total basic shares/units outstanding	13,454	13,201

Diluted Class A shares outstanding (C)	8,539	8,265
Diluted Class B shares/units outstanding (D)	5,267	5,428
Total diluted shares/units outstanding	13,806	13,693
(A)	Other adjustments consist of the following:
	Three Months Ended March 31,
	2019	2018
Non-acquisition expansion costs (a)	$97	$76
Acquisition costs (b)	138	—
Severance	13	—
Other (c)	96	69
Total other adjustments	$344	$145
(a)	For the three months ended March 31, 2019 and 2018, represents accrued earnout of $97 and $76, respectively, related to our Richmond, VA office expansion.
(b)	For the three months ended March 31, 2019, represents legal fees of $118 related to the Neosho Acquisition and legal fees of $20 related to the acquisition of Cortina Asset Management, LLC.
(c)

For the three months ended March 31, 2019, represents moving expenses of $48 related to office relocations and an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives.  For the three months ended March 31, 2018, represents professional fees of $15 for services related to the Tax Cuts and Jobs Act and $54 related to a sign on bonus paid to a certain employee

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.

(C)	Includes 3,792 and 5,687 unvested restricted stock units at March 31, 2019 and 2018, respectively.
(D)	Includes 243,524 and 486,098 unvested restricted stock units and 105,398 and zero unvested non-qualified stock options at March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on December 21, 2018.  On June 22, 2018, the revolving credit facility was extended to June 21, 2019.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of March 31, 2019, there were no borrowings outstanding on the revolving credit facility. As of March 31, 2019, no amount has been drawn on the term loan credit facility.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025. The borrowers are able to draw up to the full amount of the term loan through June 25, 2023. Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 24, 2020 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of March 31, 2019.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2019 and December 31, 2018.

	As of
(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$45,494	$69,283
Accounts receivable	$6,352	$7,999
Due from Silvercrest Funds	$1,417	$1,256

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2019 and 2018. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(20,945)	$(15,170)
Net cash used in investing activities	(617)	(143)
Net cash used in financing activities	(2,227)	(3,115)
Net change in cash	$(23,789)	$(18,428)

Operating Activities

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and 2018, operating activities used $20.9 million and $15.2 million, respectively. This difference is primarily the result of a decrease in net income of $1.0 million, increased payouts of accrued compensation of $4.7 million, a decrease in deferred rent expense of $1.3 million as a result of adopting ASC 842, a decrease in the adjustment to the tax receivable agreement of $0.5 million, a decrease in accounts receivable of $0.2 million due to the timing of payments received from clients and a decrease in depreciation and amortization of $0.1 million.  This was partially offset by an increase in deferred tax expense of $0.3 million, an increase in prepaid and other expenses of $1.2 million and an increase in accounts payable and accrued expenses of $0.4 million due to timing of payments to vendors.

Investing Activities

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and 2018, investing activities used $0.6 million and $0.1 million, respectively. The primary use of cash during the three months ended March 31, 2019 was for cash paid at closing of the Neosho Acquisition and for the acquisition of furniture, equipment and leasehold improvements.  The primary use of cash during the three months ended March 31, 2018 was the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

For the three months ended March 31, 2019 and 2018, financing activities used $2.2 million and $3.1 million, respectively.  Distributions to partners during the three months ended March 31, 2019 and 2018 were $2.3 million and $2.1 million, respectively.  This increase is due to an increase in both distributions to partners and composite tax payments during the three months ended March 31, 2019 as compared with the prior period. During the three months ended March 31, 2019 and 2018, the Company paid dividends of $1.3 million and $1.1 million, respectively, to Class A shareholders.  During the three months ended March 31, 2019 and 2018, we made earnout payments of $0.4 million and $0.4 million, respectively.  During the three months ended March 31, 2019 and 2018, we received payments from partners on notes receivable of $0.3 million and $0.6 million, respectively.

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

As of March 31, 2019 and December 31, 2018, nothing was outstanding on our revolving credit facility with City National Bank.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bears interest at 5%.  The principal amounts of the notes are payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.  As of March 31, 2019 and December 31, 2018, $0 remained outstanding on the notes.  As of March 31, 2019 and 2018 accrued but unpaid interest on the notes payable related to the Jamison Acquisition was $0 and $27 thousand respectively.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 7, 2019.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2019 AUM	$15.2	$3.4	$2.2	$20.8
December 31, 2018 AUM	$13.9	$2.9	$2.2	$19.0

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2019 was approximately $19.9 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.0 billion for the three months ended March 31, 2019, which would cause an annualized increase or decrease in revenues of approximately $9.0 million for the three months ended March 31, 2019, at a weighted average fee rate for the three months ended March 31, 2019 of 0.45%.

The average value of our assets under management for the year ended December 31, 2018 was approximately $20.2 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.0 billion for the year ended December 31, 2018, which would cause an annualized increase or decrease in revenues of approximately $9.9 million for the year ended December 31, 2018, at a weighted average fee rate for the year ended December 31, 2017 of 0.49%.

Recently Issued Accounting Pronouncements

Information regarding recent accounting developments and their impact on the Company can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in this filing.

Subsequent Events

On April 12, 2019, we entered into an Asset Purchase Agreement (the “Cortina Asset Purchase Agreement”) with Cortina Asset Management, LLC, a Wisconsin limited liability company (“Cortina”), and certain interest holders of Cortina (the “Principals”) to acquire, directly or through a designated affiliate, substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services.

Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to pay to Cortina an aggregate maximum amount of $44,937, 80% of which shall be paid in cash at closing (which is anticipated to occur no later than 120 days from the date of the Purchase Agreement) by us, and 20% of which shall be paid by us in the form of issuance and delivery to certain Principals at closing of Class B Units in Silvercrest L.P., in each case subject to certain adjustments as described in the Cortina Asset Purchase Agreement. In addition, the Cortina Asset Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

The foregoing description of the Cortina Asset Purchase Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Purchase Agreement, which is attached as Exhibit 2.1 to the Form 8-K filed by us on April 15, 2019.

On May 1, 2019, we granted 34,338 RSUs and 60,742 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder of Silvercrest L.P.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2019 and 2018 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2019.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 2, 2019.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 2, 2019		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 2, 2019		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)