Form 10-Q
period 2019-06-30
Silvercrest Asset Management Group Inc.
filed 2019-08-01
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of July 30, 2019 was 8,623,720 and 5,495,552, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018	2
	Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	5
	Notes to Condensed Consolidated Financial Statements as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
Part II	Other Information
Item 6.	Exhibits	48

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$50,877	$69,283
Investments	16	1,493
Receivables, net	6,790	8,022
Due from Silvercrest Funds	831	1,233
Furniture, equipment and leasehold improvements, net	5,498	3,436
Goodwill	27,352	25,168
Operating lease assets	35,220	—
Finance lease assets	157	—
Intangible assets, net	9,198	9,893
Deferred tax asset—tax receivable agreement	11,407	12,206
Prepaid expenses and other assets	3,939	2,629
Total assets	$151,285	$133,363
Liabilities and Equity
Accounts payable and accrued expenses	$3,803	$2,947
Accrued compensation	13,568	31,470
Deferred rent	—	7,225
Operating lease liabilities	41,768	—
Finance lease liabilities	160	—
Deferred tax and other liabilities	9,458	9,322
Total liabilities	68,757	50,964
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 8,623,720 and 8,518,096 issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	86	85
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,832,839 and 4,934,103 issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	47	48
Additional Paid-In Capital	44,188	43,584
Retained earnings	13,332	12,330
Total Silvercrest Asset Management Group Inc.’s equity	57,653	56,047
Non-controlling interests	24,875	26,352
Total equity	82,528	82,399
Total liabilities and equity	$151,285	$133,363

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Management and advisory fees	$22,879	$23,539	$44,468	$46,842
Family office services	1,018	1,038	2,001	2,066
Total revenue	23,897	24,577	46,469	48,908
Expenses
Compensation and benefits	14,018	14,447	27,381	28,757
General and administrative	5,449	4,677	10,659	9,404
Total expenses	19,467	19,124	38,040	38,161
Income before other (expense) income, net	4,430	5,453	8,429	10,747
Other (expense) income, net
Other (expense) income, net	8	8	15	18
Interest income	79	76	149	129
Interest expense	(8)	(13)	(16)	(29)
Total other (expense) income, net	79	71	148	118
Income before provision for income taxes	4,509	5,524	8,577	10,865
Provision for income taxes	1,158	1,331	2,181	2,622
Net income	3,351	4,193	6,396	8,243
Less: net income attributable to non-controlling interests	(1,487)	(1,856)	(2,823)	(3,675)
Net income attributable to Silvercrest	$1,864	$2,337	$3,573	$4,568
Net income per share:
Basic	$0.22	$0.28	$0.42	$0.55
Diluted	$0.22	$0.28	$0.42	$0.55
Weighted average shares outstanding:
Basic	8,584,614	8,288,392	8,552,017	8,238,115
Diluted	8,587,156	8,292,809	8,555,181	8,243,163

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2018	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(2,072)	(2,072)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	552	552
Equity-based compensation	—	—	—	—	6	—	6	794	800
Net Income	—	—	—	—	—	2,231	2,231	1,819	4,050
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(8)	(8)
Share conversion	117	1	(117)	(1)	605	—	605	(605)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(14)	—	(14)	—	(14)
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,144)	(1,144)	—	(1,144)
March 31, 2018	8,259	$82	4,942	$48	$42,203	$8,446	$50,779	$23,504	$74,283
Distributions to partners	—	—	—	—	—	—	—	(2,940)	(2,940)
Equity-based compensation	2	1	2	—	6	—	7	794	801
Issuance of notes receivable	—	—	—	—	—	—	—	(100)	(100)
Issuance of Class B shares	—	—	6	—	—	—	—	100	100
Net Income	—	—	—	—	—	2,337	2,337	1,856	4,193
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(7)	(7)
Share conversion	45	—	(45)	—	226	—	226	(226)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	15	—	15	—	15
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,163)	(1,163)	—	(1,163)
June 30, 2018	8,306	$83	4,905	$48	$42,450	$9,620	$52,201	$22,981	$75,182

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2019	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399
Distributions to partners	—	—	—	—	—	—	—	(2,285)	(2,285)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	291	291
Equity-based compensation	—	—	—	—	6	—	6	836	842
Issuance of Class B shares	—	—	2	—	—	—	—	20	20
Net Income	—	—	—	—	—	1,709	1,709	1,336	3,045
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	17	—	(17)	—	97	—	97	(97)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,278)	(1,278)	—	(1,278)
March 31, 2019	8,535	$85	4,919	$48	$43,696	$12,761	$56,590	$26,450	$83,040
Distributions to partners	—	—	—	—	—	—	—	(3,474)	(3,474)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—
Equity-based compensation	2	—	1	—	6	—	6	873	879
Net Income	—	—	—	—	—	1,864	1,864	1,487	3,351
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	28	—	28	—	28
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	87	1	(87)	(1)	458	—	458	(458)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
June 30, 2019	8,624	$86	4,833	$47	$44,188	$13,332	$57,653	$24,875	$82,528

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$6,396	$8,243
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	1,721	1,601
Depreciation and amortization	1,243	1,233
Deferred rent	—	2,524
Deferred income taxes	1,160	211
Tax receivable agreement adjustment	—	578
Non-cash interest on notes receivable from partners	(6)	(15)
Distributions received from investment funds	1,477	488
Other	—	1
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(613)	(813)
Prepaid expenses and other assets	(864)	(1,499)
Accounts payable and accrued expenses	(699)	(823)
Accrued compensation	(17,902)	(12,441)
Interest payable on notes payable	—	18
Net cash used in operating activities	(8,087)	(694)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(2,816)	$(527)
Acquisition of Neosho Capital, LLC	(399)	—
Net cash used in investing activities	(3,215)	(527)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(425)	$(447)
Repayments of notes payable	—	(758)
Principal payments on financing leases	(53)	(47)
Operating lease liabilities	1,413	—
Distributions to partners	(5,759)	(5,012)
Dividends paid on Class A common stock	(2,571)	(2,307)
Payments from partners on notes receivable	291	552
Net cash used in financing activities	(7,104)	(8,019)
Net decrease in cash and cash equivalents	(18,406)	(9,240)
Cash and cash equivalents, beginning of period	69,283	53,822
Cash and cash equivalents, end of period	$50,877	$44,582

	Six months ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$2,590	$3,502
Interest	4	39
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$306	$671
Earnout accrual for acquisition of Neosho Capital, LLC	1,686	—
Assets acquired under finance lease	26	11
Notes receivable from new partners issued for capital contribution to Silvercrest L.P.	—	100
Operating lease assets (ASC 842 adoption)	35,220	—
Operating lease liabilities (ASC 842 adoption)	41,768	—
Finance lease assets (ASC 842 adoption)	157	—
Finance lease liabilities (ASC 842 adoption)	160	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 and December 31, 2018 and for the Three and Six Months ended June 30, 2019 and 2018

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,623,720 Class A units or approximately 63.8% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of June 30, 2019, this liability is estimated to be $9,271 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statements of Financial Condition at December 31, 2018 was derived from the audited Consolidated Statements of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2019 and 2018 or any future period.

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

During the three and six months ended June 30, 2019 and 2018, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2019, Silvercrest holds approximately 63.8% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at June 30, 2019 and December 31, 2018. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2019 or 2018.

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

The Company has one reporting unit at June 30, 2019 and December 31, 2018. No goodwill impairment charges were recorded during the three and six months ended June 30, 2019 and 2018.

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

Upon adoption, the Company recognized additional operating liabilities of approximately $44.0 million, with corresponding ROU and other assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.  The Company determines if an arrangement is a lease at inception. The Company used an incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. In determining the ROU asset and lease liability at lease inception, the lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Cortina:

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

Subject to the terms and conditions set forth in the Purchase Agreement, SAMG LLC agreed to pay to Cortina an aggregate maximum amount of $44,937, 80% of which was agreed to be paid in cash at closing by SAMG LLC, and 20% of which was agreed to be paid by SLP in the form of issuance and delivery to certain Principals at closing of Class B Units in SLP, in each case subject to certain adjustments as described in the Purchase Agreement.

On July 1, 2019, the acquisition was completed pursuant to the Purchase Agreement.  At closing, the Company paid to Cortina an aggregate principal amount of $33,577 in cash, and SLP paid an additional $8,952, in the form of issuance and delivery to certain Principals of 662,713 Class B Units in SLP.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired substantially all of the business and assets of the Seller, a provider of investment management and advisory services, including goodwill and the benefit of the amortization of goodwill related to such assets. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of (1) a cash payment of $399 (net of cash acquired) and (2) Class B units of SLP issued to the Principals of Neosho with a value equal to $20 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest. The Company determined that the acquisition-date fair value of the contingent consideration was $1,686, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make a payment of $300 to the Principals of Neosho on the first anniversary of the closing date.  SAMG

LLC will make earnout payments to the Principals of Neosho as soon as practicable following December 31, 2020, 2021, 2022 and 2023, in an amount equal to the greater of (i) $100 and (ii) the product obtained by multiplying (x) 50% by (y) the revenue of Neosho as of such payment date less the revenue of Neosho as of the immediately preceding payment date for the prior year.   Earnout payments will be paid 75% in cash and 25% in equity.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.

The Company has a liability of $1,686 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2019 for contingent consideration.

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

The Company has a liability of $126 and $231 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2019 and December 31, 2018, respectively, for contingent consideration.

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

The Company has a liability of $204 and $524 as of June 30, 2019 and December 31, 2018, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $16 and $1,493 as of June 30, 2019 and December 31, 2018, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2019 and December 31, 2018, the Company determined that none of the Silvercrest Funds were required to be consolidated.

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

At June 30, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At June 30, 2019 and December 31, 2018, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$50,877	$50,877	$69,283	$69,283	Level I	(1)
Investments	$16	$16	$1,493	$1,493	N/A	(2)

(1)	Includes $1,381 and $17,200 of cash equivalents at June 30, 2019 and December 31, 2018, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Management and advisory fees receivable	$3,869	$3,358
Unbilled receivables	3,540	3,036
Other receivables	2	2,249
Receivables	7,411	8,643
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$6,790	$8,022

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Leasehold improvements	$7,133	$5,229
Furniture and equipment	6,203	6,022
Artwork	490	483
Total cost	13,826	11,734
Accumulated depreciation and amortization	(8,328)	(8,298)
Furniture, equipment and leasehold improvements, net	$5,498	$3,436

Depreciation expense for the three months ended June 30, 2019 and 2018 was $385 and $200, respectively.  Depreciation expense for the six months ended June 30, 2019 and 2018 was $548 and $388, respectively.

During the three and six months ended June 30, 2019, the Company wrote off leased assets of $0 and $310 that were fully depreciated as of June 30, 2019.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Acquisition of Neosho	2,184	─
Ending
Gross balance	44,767	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$27,352	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of June 30, 2019 and December 31, 2018:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Balance, June 30, 2019	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(615)	(80)	(695)
Balance, June 30, 2019	(13,502)	(2,327)	(15,829)
Net book value	$9,058	$140	$9,198
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, December 31, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(1,520)	(165)	(1,685)
Balance, December 31, 2018	(12,887)	(2,247)	(15,134)
Net Book Value	$9,673	$220	$9,893

Amortization expense related to intangible assets was $347 and $420 for the three months ended June 30, 2019 and 2018, respectively.  Amortization expense related to intangible assets was $695 and $845 for the six months ended June 30, 2019 and 2018, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2019 (remainder of)	$695
2020	1,299
2021	1,196
2022	1,142
2023	983
Thereafter	3,883
Total	$9,198

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On June 20, 2019, the revolving credit facility was extended to June 19, 2020.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  As of June 30, 2019 and December 31, 2018, no amount has been drawn on the term loan credit facility.  On July 1, 2019, the term loan was amended to extend the draw date to July 1, 2024 and to extend the maturity date to July 1, 2026.  The borrowers are able to draw up to the full amount of the term loan through July 1, 2024. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of June 30, 2019 and December 31, 2018, the Company did not have any outstanding borrowings under the revolving credit facility.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2019 and 2018 was $6 and $4, respectively, and for the six months ended June 30, 2019 and 2018 was $13 and $8, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2019 and 2018 amounted to $1,529 and $1,386, respectively. The Company received sub-lease income from sub-tenants during the three months ended June 30, 2019 and 2018 of $38 and $83, respectively. Therefore, for the three months ended June 30, 2019 and 2018, net rent expense amounted to $1,491 and $1,303, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the six months ended June 30, 2019 and 2018 amounted to $3,058 and $2,898, respectively. The Company received sub-lease income from sub-tenants during the six months ended June 30, 2019 and 2018 of $70 and $158, respectively. Therefore, for the six months ended June 30, 2019 and 2018, net rent expense amounted to $2,988 and $2,740, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2019 and December 31, 2018.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA.  The lease commenced on June 30, 2015 and expired on June 30, 2018.  On June 6, 2019, the Company extended this lease for three years, with the new term beginning on July 1, 2019 and expiring on June 30, 2022.  Monthly rent expense is $2.  The Company paid a refundable security deposit of $2.

In connection with the Jamison Acquisition, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease, as extended, expires on March 31, 2022.  Monthly rent expense on this lease is $11.  The Princeton lease, as extended, expired on April 30, 2016.  Monthly rent expense on this lease was $5.  Both leases are subject to escalation clauses, and the Bedminster lease provided for a rent-free period of four months.

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commenced on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses, and provided for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent under this extension is $446.

In January 2016, the Company entered into a lease agreement for office space in Princeton, NJ.  The lease commenced April 23, 2016 and expires on August 31, 2022.  This lease replaces the Princeton lease discussed above that expired on April 30, 2016.  Monthly rent expense on this lease is $6.  The lease is subject to escalation clauses, and provides for a rent-free period of five months.

With the Cappiccille Acquisition, the Company assumed a lease agreement for office space in Livingston, NJ.  The lease was month-to-month.  Monthly rent expense was $2.  This lease was terminated in January 2019.

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

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Cost	$1,469	$2,936
Finance Lease Cost:
Amortization of ROU assets	17	48
Interest on lease liabilities	1	3
Total	$18	$51

The following table summarizes the maturities of lease liabilities at June 30, 2019:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2019	$2,975	$(17)	$2,958
2020	5,754	(34)	5,720
2021	5,746	(35)	5,711
2022	5,726	(35)	5,691
2023	5,331	(6)	5,325
Thereafter	24,656	—	24,656
Total	$50,188	$(127)	50,061
Less imputed interest			(8,293)
Total remaining liabilities			$41,768
Weighted-average remaining lease term – operating leases (months)			108.3
Weighted-average discount rate			4.3%

The Company has finance leases for certain office equipment. The Company entered into a finance lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments were $5, and continued through November 30, 2018.   On June 30, 2015, the Company assumed certain finance leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a finance lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments were $1, and continued through June 30, 2018.  In October 2015, the Company entered in a finance lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments were $1, and continued through October 31, 2018.  In January 2017, the Company entered into a finance lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments were $1, and continued through December 31, 2018.  In January 2017, the Company entered into a finance lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021.  In March 2019, the Company entered into a lease agreement for a copier.  The amount financed was $13 and the lease has a term of three years, which began on March 1, 2019.  Monthly minimum lease payments are $0.4, and continue through February 28, 2022.  In March 2019, the Company entered into an additional lease agreement for a copier.  The amount financed was $12 and the lease has a term of 39 months, which began on March 1, 2019.  Monthly minimum lease payments are $0.4, and continue through May 31, 2022. The aggregate principal balance of finance leases was $160 and $188 as of June 30, 2019 and December 31, 2018, respectively.

The assets relating to finance leases that are included in equipment as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Finance lease assets included in furniture and equipment	$588	$605
Finance lease assets included in software	—	58
Less: Accumulated depreciation and amortization	(431)	(462)
	$157	$201

Depreciation expense relating to finance lease assets was $22 and $40 for the three months ended June 30, 2019 and 2018, respectively.   Depreciation expense relating to finance lease assets was $53 and $61 for the six months ended June 30, 2019 and 2018, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2019	$45
2020	75
2021	37
2022	3
2023	—
Total	$160
Weighted-average remaining lease term – finance leases (months)	23.9
Weighted-average discount rate	3.9%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $3,474 and $2,940, for the three months ended June 30, 2019 and 2018, respectively.  Partnership distributions totaled $5,759 and $5,012, for the six months ended June 30, 2019 and 2018, respectively

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the six months ended June 30, 2019 and 2018 amounted to $27,199 and $24,935, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2019 and 2018.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended June 30, 2019 and 2018, SLP accrued partner incentive allocations of $6,261 and $7,138, respectively.  During the six months ended June 30, 2019 and 2018, SLP accrued partner incentive allocations of $11,651 and $13,901, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2019
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,623,720	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,832,839	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 1,896 remain unvested as of June 30, 2019.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,832,839 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 276,963 restricted stock units which will vest and settle in the form of Class B units of SLP.  The 276,963 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the six months ended June 30, 2019, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2019		8,518,096
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2019	17,074
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2019	84,268
Issuance of Class A common stock upon vesting of restricted stock units	May 2019	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2019	2,386
Class A common shares outstanding – June 30, 2019		8,623,720

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2019		4,934,103
Issuance of Class B common stock in connection with the Neosho Acquisition	January 2019	1,516
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2019	(17,074)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2019	(84,268)
Issuance of Class B common stock upon vesting of restricted stock units	May 2019	948
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2019	(2,386)
Class B common shares outstanding – June 30, 2019		4,832,839

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

In May 2019, the Company redeemed from certain existing partners 84,268 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In May 2019, the Company issued 1,896 shares of Class A common stock and 948 shares of Class B common stock upon the vesting of restricted stock units.

In June 2019, the Company redeemed from certain existing partners 2,386 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning balance	$924	$1,918
New note receivable issued to partners	—	100
Repayment of notes	(291)	(1,119)
Interest accrued and capitalized on notes receivable	6	25
Ending balance	$639	$924

Full recourse notes receivable from partners as of June 30, 2019 and December 31, 2018 are $639 and $924, respectively. There were no limited recourse notes receivable from partners as of June 30, 2019 or December 31, 2018. There is no allowance for credit losses on notes receivable from partners as of June 30, 2019 and December 31, 2018.

13. RELATED PARTY TRANSACTIONS

During the first six months of 2019 and 2018, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2019 and 2018, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,305 and $1,656, respectively.  For the six months ended June 30, 2019 and 2018, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $2,568 and $3,245, respectively.  As of June 30, 2019 and December 31, 2018, the Company was owed $831 and $1,233, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2019 and 2018, the Company earned management and advisory fees of $384 and $286, respectively, from assets managed on behalf of certain of its employees.  For the six months ended June 30, 2019 and 2018, the Company earned management and advisory fees of $675 and $584, respectively, from assets managed on behalf of certain of its employees.  As of June 30, 2019 and December 31, 2018, the Company is owed approximately $56 and $3 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of June 30, 2019, the Company had net deferred tax assets of $11,239, which is recorded as a deferred tax asset of $11,407 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $85 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $83 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at June 30, 2019, $62 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $408 and $1,250 for the three months ended June 30, 2019 and 2018, respectively. Of the amount for the three months ended June 30, 2019, $1 relates to Silvercrest’s corporate tax expense, $406 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended June 30, 2019 and 2018 was $750 and $81, respectively.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2019 and 2018 is $1,158 and $1,331, respectively.  There was no material discrete tax expense for the three months ended June 30, 2019 and 2018.

The current tax expense was $1,021 and $2,411 for the six months ended June 30, 2019 and 2018, respectively. Of the amount for the six months ended June 30, 2019, $183 relates to Silvercrest’s corporate tax expense, $837 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the six months ended June 30, 2019 and 2018 was $1,160 and $211, respectively.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2019 and 2018 is $2,181 and $2,622, respectively.  There was no material discrete tax expense for the six months ended June 30, 2019 and 2018.

The current tax expense decreased from the comparable period in 2019 mainly due to decreased profitability and favorable timing differences related to various deferred assets recorded at SLP.

Of the total current tax expense for the three months ended June 30, 2019 and 2018, $152 and $214, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended June 30, 2019 and 2018, $28 and ($12), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2019 and 2018 related to non-controlling interests is $180 and $202, respectively.

Of the total current tax expense for the six months ended June 30, 2019 and 2018, $315 and $442, respectively, relates to non-controlling interests.  Of the deferred tax expense for the six months ended June 30, 2019 and 2018, $21 and $(28), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2019 and 2018 related to non-controlling interests is $336 and $414, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2019, the Company’s U.S. federal income tax returns for the years 2015 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at June 30, 2019 and 2018.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of June 30, 2019, 489,549 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2019, the Company granted 60,742 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder.  The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions:  Strike price of $14.54, Risk Free rate of 2.32% (5-year treasury rate), expiration of 5 years and volatility of 34.2%.  Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience.  These NQOs will vest and become exercisable into of Class B units of SLP.  One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date.

In May 2019, the Company granted 34,388 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.54 per share to an existing Class B unit holder.  These RSUs will vest and settle in the form of Class B shares of SLP.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

For the three months ended June 30, 2019 and 2018, the Company recorded compensation expense related to such RSUs and NQOs of $879 and $801, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the six months ended June 30, 2019 and 2018, the Company recorded compensation expense related to such RSUs and NQOs of $1,721 and $1,601, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of June 30, 2019 and December 31, 2018, there was $1,464 and $2,392, respectively, of unrecognized compensation expense related to unvested awards. As of June 30, 2019 and December 31, 2018, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 2.68 and 1.51 years, respectively.

A summary of the RSU grants by the Company as of June 30, 2019 and 2018 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	247,316	$13.19 – 13.23
Granted	34,388	14.54
Vested	(2,843)	13.19
Total granted at June 30, 2019	278,861	$13.19 – 14.54

Total granted at January 1, 2018	491,786	$13.19 – 13.23
Vested	(2,843)	13.19
Total granted at June 30, 2018	488,943	$13.19 – 13.23

A summary of the NQO grants by the Company as of June 30, 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	105,398	$13.97
Granted	60,742	14.54
Total granted at June 30, 2019	166,140	$13.97 – 14.54

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2019 and 2018, Silvercrest made matching contributions of $22 and $19, respectively, for the benefit of employees.  For the six months ended June 30, 2019 and 2018, Silvercrest made matching contributions of $44 and $38, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2019 and 2018, the Company utilized “soft dollar” credits of $152 and $193, respectively.  For the six months ended June 30, 2019 and 2018, the Company utilized “soft dollar” credits of $345 and $386, respectively.

19. SUBSEQUENT EVENTS

On June 24, 2013, the subsidiaries of SLP entered into a $15.0 million credit facility with City National Bank (the “Credit Facility”). Certain subsidiaries of SLP are the borrowers under such facility and SLP guarantees the obligations of such subsidiaries under the credit facility (SLP and such borrower subsidiaries collectively, the “Credit Parties”). The Credit Facility is secured by certain assets of SLP and the borrower subsidiaries. The Credit Facility consists of a $7.5 million delayed draw term loan with a stated maturity date of June 24, 2025 and a $7.5 million revolving credit facility with a stated maturity date of June 21, 2019. On June 20, 2019, the Credit Parties and City National Bank entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) whereby the revolving credit facility maturity date was extended until June 19, 2020.  On July 1, 2019, the Credit Parties and City National Bank entered into the Seventh Amendment to the Credit Facility (the “Seventh Amendment”) whereby, among other things, the delayed draw term loan credit facility was increased by $18 million to $25.5 million, the commitment period for the term loan was extended to July 1, 2024 and the stated maturity date therefor was extended until July 1, 2026. Additionally, the revolving credit facility was increased by $2.5 million to $10 million. The Base Rate Margin and LIBOR Rate Margin were each decreased by 0.25 percentage points to 0.25 percentage points and 2.75 percentage points, respectively. The minimum discretionary assets under management covenant was amended such that (i) if the aggregate outstanding principal balance of the term loans and revolving loans is less than $5 million, the covenant is not applicable, (ii) if the aggregate outstanding principal balance of the term loans and revolving loans is greater than or equal to $5 million, but less than $10 million, the average amount of discretionary assets under management must be at least $8 billion and (iii) if the aggregate outstanding principal balance of the term loans and revolving loans is greater than or equal to $10 million, the average amount of discretionary assets under management must be at least $11 billion. The debt incurrence covenant in the Credit Facility was also adjusted to carve out and permit earn-outs incurred under the Purchase Agreement (as defined below).  The Credit Facility and all other loan documents between the Credit Parties and City National Bank continued in full force and effect.

The foregoing description of the Sixth Amendment is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Sixth Amendment which is attached as Exhibit 4.1 to the Form 8-K filed by Silvercrest on June 25, 2019.

The foregoing description of the Seventh Amendment is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Seventh Amendment which is attached as Exhibit 4.1 to the Form 8-K filed by Silvercrest on July 2, 2019.

On July 1, 2019, SAMG LLC (the “Purchaser”), completed the previously announced acquisition of substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services (the “Closing”). The acquisition was completed pursuant to the Purchase Agreement, dated as of April 12, 2019, by and between the Purchaser, the Company, Cortina and the Principals.

At Closing, the Company paid to Cortina an aggregate principal amount of $33,577 in cash, and SLP paid an additional $8,952 in the form of issuance and delivery to certain Principals of 662,713 Class B Units in SLP. The Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

The Company’s cash payments at Closing were funded in part by cash on hand and in part by borrowings under the Credit Facility described above.  Closing was subject to customary closing conditions.

The foregoing description of the Purchase Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Purchase Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 12, 2019.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2019, our assets under management increased by 4.3% from $20.8 billion to $21.7 billion.  During the six months ended June 30, 2019, our assets under management increased by 14.2% from $19.0 billion to $21.7 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  As of June 30, 2019, Silvercrest L.P. has issued Restricted Stock Units exercisable for 276,963 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 36% partnership interest in Silvercrest L.P. as of June 30, 2019 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2019	2018	2019	2018
Revenue	$23,897	$24,577	$46,469	$48,908
Income before other income (expense), net	$4,430	$5,453	$8,429	$10,747
Net income	$3,351	$4,193	$6,396	$8,243
Net income margin	14.0%	17.1%	13.8%	16.9%
Net income attributable to Silvercrest	$1,864	$2,337	$3,573	$4,568
Adjusted EBITDA (1)	$6,566	$7,094	$12,319	$14,018
Adjusted EBITDA margin (2)	27.5%	28.9%	26.5%	28.7%
Assets under management at period end (billions)	$21.7	$21.8	$21.7	$21.8
Average assets under management (billions) (3)	$21.3	$21.7	$20.4	$21.6

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

Discretionary Managed Accounts

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2019	2018	2019	2018
AUM concentrated in Discretionary Managed Accounts	$15.3	$15.3	$15.3	$15.3
Average AUM For Discretionary Managed Accounts	$15.0	$15.2	$14.5	$15.2
Discretionary Managed Accounts Revenue (in millions)	$21.6	$21.6	$41.9	$43.0
Percentage of management and advisory fees revenue	94%	92%	94%	92%

Private Funds

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2019	2018	2019	2018
AUM concentrated in Private Funds	$0.7	$0.9	$0.7	$0.9
Average AUM For Private Funds	$0.7	$0.9	$0.6	$0.9
Private Funds Revenue (in millions)	$1.3	$1.9	$2.6	$3.8
Percentage of management and advisory fees revenue	6%	8%	6%	8%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.46% for the three months ended June 30, 2019 and 2018, respectively, and 0.46% and 0.45% for the six months ended June 30, 2019 and 2018, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2019 and 2018. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cash compensation and benefits (1)	$13,139	$13,646	$25,660	$27,156
Non-cash equity-based compensation expense	879	801	1,721	1,601
Total compensation expense	$14,018	$14,447	$27,381	$28,757

(1)

For the three months ended June 30, 2019 and 2018, $6,261 and $7,138, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2019 and 2018, $11,651 and $13,901, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During 2019, 2016 and 2015, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2019 and 2018, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Acquisitions

On April 12, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cortina Asset Management, LLC, a Wisconsin limited liability company (“Cortina”), and certain interest holders of Cortina (the “Principals”) to acquire, directly or through a designated affiliate, substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services.

Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to pay to Cortina an aggregate maximum amount of $44,937, 80% of which was agreed to be paid in cash at closing  by us, and 20% of which was agreed to be paid by us in the form of issuance and delivery to certain Principals at closing of Class B Units in Silvercrest L.P., in each case subject to certain adjustments as described in the Purchase Agreement. In addition, the Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

On July 1, 2019, the acquisition was completed pursuant to the Purchase Agreement.  At closing, the Company paid to Cortina an aggregate principal amount of $33,577,395 in cash, and Silvercrest L.P. paid an additional $8,951,938 in the form of issuance and delivery to certain Principals of 662,713 Class B Units in Silvercrest L.P.

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

Information regarding the Cortina, Neosho and Cappiccille Acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2019 and 2018 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$22,879	$23,539	$(660)	-2.8%
Family office services	1,018	1,038	(20)	-1.9%
Total revenue	$23,897	$24,577	$(680)	-2.8%

	For the Six Months Ended June 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$44,468	$46,842	$(2,374)	-5.1%
Family office services	2,001	2,066	(65)	-3.1%
Total revenue	$46,469	$48,908	$(2,439)	-5.0%

The growth in our assets under management during the three and six months ended June 30, 2019 and 2018 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of March 31, 2018	$15.9	$5.6	$21.5
Gross client inflows	2.2	─	2.2
Gross client outflows	(2.3)	─	(2.3)
Market appreciation	0.4	─	0.4
As of June 30, 2018	$16.2	$5.6	$21.8	(1)

As of March 31, 2019	$15.3	$5.5	$20.8
Gross client inflows	2.2	─	2.2
Gross client outflows	(2.0)	(0.1)	(2.1)
Market appreciation	0.5	0.3	0.8
As of June 30, 2019	$16.0	$5.7	$21.7	(1)

As of January 1, 2018	$16.0	$5.3	$21.3
Gross client inflows	4.2	0.2	4.4
Gross client outflows	(4.1)	(0.2)	(4.3)
Market appreciation	0.1	0.3	0.4
As of June 30, 2018	$16.2	$5.6	$21.8	(1)

As of January 1, 2019	$14.2	$4.8	$19.0
Gross client inflows	4.2	0.2	4.4
Gross client outflows	(4.2)	(0.1)	(4.3)
Market appreciation	1.8	0.8	2.6
As of June 30, 2019	$16.0	$5.7	$21.7	(1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2019

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	10.1	14.5	10.9	14.6	9.1
Russell 1000 Value Index		8.5	10.2	7.5	12.1	7.4

Small Cap Value Composite	4/1/02	- 2.4	10.6	7.4	11.9	10.5
Russell 2000 Value Index		- 6.2	9.8	5.4	10.3	7.8

Smid Cap Value Composite	10/1/05	0.2	12.9	9.0	13.4	10.0
Russell 2500 Value Index		- 1.9	9.0	5.6	11.0	7.3

Multi Cap Value Composite	7/1/02	3.3	12.6	9.5	13.8	9.7
Russell 3000 Value Index		7.3	10.2	7.3	12.0	8.0

Equity Income Composite	12/1/03	8.2	13.2	10.8	14.5	11.9
Russell 3000 Value Index		7.3	10.2	7.3	12.0	8.2

Focused Value Composite	9/1/04	4.4	12.4	9.9	13.9	10.9
Russell 3000 Value Index		7.3	10.2	7.3	12.0	7.9

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

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

Our total revenue decreased by $0.7 million, or 2.8%, to $23.9 million for the three months ended June 30, 2019, from $24.6 million for the three months ended June 30, 2018. This decrease was driven by net client outflows in discretionary assets under management as well as by market fluctuations over the past year, partially offset by market appreciation during the three months ended June 30, 2019.

Total assets under management decreased by $0.1 billion, or 0.5%, to $21.7 billion at June 30, 2019 from $21.8 billion at June 30, 2018.  Compared to the three months ended June 30, 2018, there was an increase of $0.8 billion in market appreciation, partially offset by a decrease in client inflows of $0.1 billion and an increase in client outflows for $0.1 billion.  During the three months ended June 30, 2019, from March 31, 2019, there was an increase of $0.7 billion in discretionary assets under management while non-discretionary assets under management increased by $0.2 billion.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended June 30, 2019 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.3 million for the three months ended June 30, 2019 as compared to the same period in the prior year due to market conditions. With respect to our discretionary assets under management, equity assets experienced an increase of 4.8% during the three months ended June 30, 2019 and fixed income assets increased by 5.9% during the same period. For the three months ended June 30, 2019, most of the increase in equity assets came from our core international, large cap value and focused international value strategies with composite returns of 6.7%, 5.6% and 5.5%, respectively. As of June 30, 2019, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Total AUM as of March 31,	$20.8	$21.5
Discretionary AUM:
Total Discretionary AUM as of March 31,	15.3	15.9
New client accounts/assets (1)	0.3	0.2
Closed accounts (2)	─	─
Net cash inflow/(outflow) (3)	(0.1)	(0.3)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.5	0.4
Change to Discretionary AUM	0.7	0.3
Total Discretionary AUM at June 30,	16.0	16.2
Change to Non-Discretionary AUM (5)	0.2	─
Total AUM as of June 30,	$21.7	$21.8

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

Our total revenue decreased by $2.4 million, or 5.0%, to $46.5 million for the six months ended June 30, 2019, from $48.9 million for the six months ended June 30, 2018. This decrease was driven by net client outflows in discretionary assets under management partially offset by market appreciation.

Total assets under management decreased by $0.1 billion, or 0.5%, to $21.7 billion at June 30, 2019 from $21.8 billion at June 30, 2018.  Compared to the six months ended June 30, 2018, there was an increase in market appreciation of $2.2 billion.  During the six months ended June 30, 2019, from December 31, 2018, there was an increase of $1.8 billion in discretionary assets under management and an increase of $0.9 billion in non-discretionary assets under management.  Sub-advised fund management revenue decreased by $0.2 million for the six months ended June 30, 2019 as compared to the same period in the prior year as a result of market fluctuations and client redemptions.  Proprietary fund management revenue decreased by $0.5 million for the six months ended June 30, 2019 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 15.7% during the six months ended June 30, 2019 and fixed income assets increased by 7.7% during the same period. For the six months ended June 30, 2019, most of the increase in equity assets came from our core international, large cap value and focused value strategies with composite returns of 24.1%, 20.7% and 18.8%, respectively. As of June 30, 2019, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Total AUM as of January 1,	$19.0	$21.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	14.2	16.0
New client accounts/assets (1)	0.5	0.3
Closed accounts (2)	(0.4)	─
Net cash inflow/(outflow) (3)	(0.1)	(0.2)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	1.8	0.1
Change to Discretionary AUM	1.8	0.2
Total Discretionary AUM at June 30,	16.0	16.2
Change to Non-Discretionary AUM (5)	0.9	0.3
Total AUM as of June 30,	$21.7	$21.8

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and six months ended June 30, 2019 and 2018 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$14,018	$14,447	$(429)	-3.0%
General, administrative and other	5,449	4,677	772	16.5%
Total expenses	$19,467	$19,124	$343	1.8%

	For the Six Months Ended June 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$27,381	$28,757	$(1,376)	-4.8%
General, administrative and other	10,659	9,404	1,255	13.3%
Total expenses	$38,040	$38,161	$(121)	-0.3%

(1)

For the three months ended June 30, 2019 and 2018, $6,261 and $7,138, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2019 and 2018, $11,651 and $13,901, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2019 and 2018. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

Total expenses increased by $0.4 million, or 1.8%, to $19.5 million for the three months ended June 30, 2019 from $19.1 million for the three months ended June 30, 2018. This increase was attributable to an increase in general, administrative and other expenses of $0.8 million partially offset by a decrease in compensation and benefits expense of $0.4 million.

Compensation and benefits expense decreased by $0.4 million, or 3.0%, to $14.0 million for the three months ended June 30, 2019 from $14.4 million for the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in the accrual for bonuses of $0.9 million, partially offset by an increase in salaries and benefits expense of $0.5 million primarily as a result of merit-based increases and newly hired staff.

General and administrative expenses increased by $0.8 million, or 16.5%, to $5.5 million for the three months ended June 30, 2019 from $4.7 million for the three months ended June 30, 2018. The increase was primarily attributable to an increase in professional fees of $0.2 million due to an increase in acquisition-related legal fees, an increase in occupancy and related expenses of $0.4 million and an increase in moving and storage costs of $0.2 million related to the renovation of our office space in New York City.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

Total expenses decreased by $0.1 million, or 0.3%, to $38.0 million for the six months ended June 30, 2019 from $38.1 million for the six months ended June 30, 2018. This decrease was attributable to a decrease in compensation and benefits expense of $1.4 million partially offset by an increase in general, administrative and other expenses of $1.3 million.

Compensation and benefits expense decreased by $1.4 million, or 4.8%, to $27.4 million for the six months ended June 30, 2019 from $28.8 million for the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in the accrual for bonuses of $2.4 million, partially offset by an increase in salaries and benefits expense of $1.0 million primarily as a result of merit-based increases and newly hired staff.

General and administrative expenses increased by $1.3 million, or 13.3%, to $10.7 million for the six months ended June 30, 2019 from $9.4 million for the six months ended June 30, 2018. The increase was primarily attributable to an increase in portfolio and systems expenses of $0.4 million due to an increase in soft dollar-related research costs, an increase in occupancy and related expenses of $0.5 million, an increase in professional fees of $0.2 million due to an increase in acquisition-related legal fees and an increase in moving and storage costs of $0.2 million related to the renovation of our office space in New York City.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$8	$8	$—	0.0%
Interest income	79	76	3	3.9%
Interest expense	(8)	(13)	5	38.5%
Total other income (expense), net	$79	$71	$8	11.3%

	For the Six Months Ended June 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$15	$18	$(3)	-16.7%
Interest income	149	129	20	15.5%
Interest expense	(16)	(29)	13	44.8%
Total other income (expense), net	$148	$118	$30	25.4%

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

Total other income (expense) net increased by $8 thousand to other income of $79 thousand for the three months ended June 30, 2019 from other income of $71 thousand for the three months ended June 30, 2018 due to an increase in interest income, in addition to a decrease in interest expense due to lower balances on notes payable as a result of scheduled payments.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

Total other income (expense) net increased by $30 thousand to other income of $148 thousand for the six months ended June 30, 2019 from other income of $118 thousand for the six months ended June 30, 2018 primarily due to an increase in interest income.  This was partially offset by a decrease in interest expense due to lower balances on notes payable as a result of scheduled payments.

Provision for Income Taxes

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

The provision for income taxes was $1.2 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. The change was primarily the result of decreased profitability and favorable timing differences related to various deferred assets.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2019 and 2018 was 25.7% and 24.1%, respectively.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

The provision for income taxes was $2.2 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The change was primarily the result of decreased profitability and favorable timing differences related to various deferred assets.  Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2019 and 2018 was 25.4% and 24.1%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of non-GAAP financial measure:
Net income	$3,351	$4,193	$6,396	$8,243
GAAP Provision for income taxes	1,158	1,331	2,181	2,622
Delaware Franchise Tax	50	63	100	125
Interest expense	8	13	16	29
Interest income	(79)	(76)	(149)	(129)
Depreciation and amortization	732	620	1,243	1,233
Equity-based compensation	879	801	1,721	1,601
Other adjustments (A)	467	149	811	294
Adjusted EBITDA	$6,566	$7,094	$12,319	$14,018
Adjusted EBITDA Margin	27.5%	28.9%	26.5%	28.7%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,351	$4,193	$6,396	$8,243
GAAP Provision for income taxes	1,158	1,331	2,181	2,622
Delaware Franchise Tax	50	63	100	125
Other adjustments (A)	467	149	811	294
Adjusted earnings before provision for income taxes	5,026	5,736	9,488	11,284
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,307)	(1,491)	(2,467)	(2,934)

Adjusted net income	$3,719	$4,245	$7,021	$8,350

GAAP net income per share (B):
Basic and diluted	$0.22	$0.28	$0.42	$0.55

Adjusted earnings per share/unit (B):
Basic	$0.28	$0.32	$0.52	$0.63
Diluted	$0.27	$0.31	$0.51	$0.61

Shares/units outstanding:
Basic Class A shares outstanding	8,624	8,306	8,624	8,306
Basic Class B shares/units outstanding	4,833	4,905	4,833	4,905
Total basic shares/units outstanding	13,457	13,211	13,457	13,211

Diluted Class A shares outstanding (C)	8,626	8,309	8,626	8,309
Diluted Class B shares/units outstanding (D)	5,215	5,391	5,215	5,391
Total diluted shares/units outstanding	13,841	13,700	13,841	13,700
(A)	Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-acquisition expansion costs (a)	$—	$81	$97	$157
Acquisition costs (b)	232	—	370	—
Severance	—	—	13	—
Other (c)	235	68	331	137
Total other adjustments	$467	$149	$811	$294

(a)

For the three months ended June 30, 2019 and 2018, represents accrued earnout of $0 and $81, respectively, related to our Richmond, VA office expansion.  For the six months ended June 30, 2019 and 2018, represents accrued earnout of $97 and $157, respectively, related to our Richmond, VA office expansion.

(b)

For the three months ended June 30, 2019, represents legal fees of $38 related to the Neosho Acquisition and legal fees of $194 related to the acquisition of Cortina Asset Management, LLC.  For the six months ended June 30, 2019, represents legal fees of $156 related to the Neosho Acquisition and legal fees of $214 related to the acquisition of Cortina Asset Management, LLC.

(c)

For the three months ended June 30, 2019, represents moving expenses of $187 related to office relocations and an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives.  For the six months ended June 30, 2019, represents moving expenses of $235 related to office relocations and an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives.  For the three and six months ended June 30, 2018, represents professional fees of $0 and $15, respectively, for services related to the Tax Cuts and Jobs Act, $51 and $105, respectively, related to a sign on bonus paid to a certain employee and professional fees related to the relocation of network equipment of $17 and $17, respectively.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 1,897 and 3,792 unvested restricted stock units at June 30, 2019 and 2018, respectively.
(D)	Includes 276,963 and 486,098 unvested restricted stock units and 105,398 and zero unvested non-qualified stock options at June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On June 20, 2019, the revolving credit facility was extended to June 19, 2020.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.05 percentage points and 2.5% or (b) the LIBOR rate plus 3 percentage points, at the borrowers’ option.  As of June 30, 2019, there were no borrowings outstanding on the revolving credit facility. As of June 30, 2019, no amount has been drawn on the term loan credit facility.  On June 22, 2018, the term loan was amended to extend the draw date to June 25, 2023 and to extend the maturity date to June 24, 2025. The borrowers are able to draw up to the full amount of the term loan through June 25, 2023. Borrowings under the term loan on or prior to June 24, 2020 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 24, 2020 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. We were in compliance with the covenants under the credit facility as of June 30, 2019.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2019 and December 31, 2018.

	As of
(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$50,877	$69,283
Accounts receivable	$6,790	$7,999
Due from Silvercrest Funds	$831	$1,256

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.3 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2019 and 2018. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(8,087)	$(694)
Net cash used in investing activities	(3,215)	(527)
Net cash used in financing activities	(7,104)	(8,019)
Net change in cash	$(18,406)	$(9,240)

Operating Activities

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

For the six months ended June 30, 2019 and 2018, operating activities used $8.1 million and $0.7 million, respectively. This difference is primarily the result of a decrease in net income of $1.8 million, increased payouts of accrued compensation of $5.5 million, a decrease in deferred rent expense of $2.5 million as a result of adopting ASC 842 and a decrease in the adjustment to the tax receivable agreement of $0.6 million.  This was partially offset by a decrease in accounts receivable of $0.2 million due to the timing of payments received from clients, an increase in deferred tax expense of $0.9 million, a decrease in prepaid and other expenses of $0.6 million, an increase in distributions received from investment funds of $1.0 million, an increase in equity-based compensation of $0.1 million and an increase in accounts payable and accrued expenses of $0.2 million due to timing of payments to vendors.

Investing Activities

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

For the six months ended June 30, 2019 and 2018, investing activities used $3.2 million and $0.5 million, respectively. The primary use of cash during the six months ended June 30, 2019 was for cash paid at closing of the Neosho Acquisition and for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash during the six months ended June 30, 2018 was the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

For the six months ended June 30, 2019 and 2018, financing activities used $7.1 million and $8.0 million, respectively.  Distributions to partners during the six months ended June 30, 2019 and 2018 were $5.8 million and $5.0 million, respectively.  This increase is due to an increase in both distributions to partners and composite tax payments during the six months ended June 30, 2019 as compared with the prior period. During the six months ended June 30, 2019 and 2018, the Company paid dividends of $2.6 million and $2.3 million, respectively, to Class A shareholders.  During the six months ended June 30, 2019 and 2018, we made earnout payments of $0.4 million and $0.5 million, respectively.  During the six months ended June 30, 2019 and 2018, we received payments from partners on notes receivable of $0.3 million and $0.8 million, respectively.

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

As of June 30, 2019 and December 31, 2018, nothing was outstanding on our revolving credit facility with City National Bank.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bore interest at 5%.  The principal amounts of the notes were payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.  As of June 30, 2019 and December 31, 2018, $0 remained outstanding on the notes.  As of June 30, 2019 and 2018 there was no accrued but unpaid interest on the notes payable related to the Jamison Acquisition.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 7, 2019.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2019 AUM	$15.9	$3.5	$2.3	$21.7
December 31, 2018 AUM	$13.9	$2.9	$2.2	$19.0

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

The average value of our assets under management for the three and six months ended June 30, 2019 was approximately $21.3 billion and $20.4 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.1 billion and $2.0 billion for the three and six months ended June 30, 2019, respectively, which would cause an annualized increase or decrease in revenues of approximately $9.6 million and $9.3 million for the three and six months ended June 30, 2019, respectively, at a weighted average fee rate for the three and six months ended June 30, 2019 of 0.45% and $0.46%, respectively.

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

Subsequent Events

On June 24, 2013, we entered into a $15.0 million credit facility with City National Bank (the “Credit Facility”). Certain subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of such subsidiaries under the credit facility (Silvercrest L.P. and such borrower subsidiaries collectively, the “Credit Parties”). The Credit Facility is secured by certain assets of Silvercrest L.P. and the borrower subsidiaries. The Credit Facility consists of a $7.5 million delayed draw term loan with a stated maturity date of June 24, 2025 and a $7.5 million revolving credit facility with a stated maturity date of June 19, 2020. On July 1, 2019, the Credit Parties and City National Bank entered into the Seventh Amendment to the Credit

Facility (the “Seventh Amendment”) whereby, among other things, the delayed draw term loan credit facility was increased by $18 million to $25.5 million, the commitment period for the term loan was extended to July 1, 2024 and the stated maturity date therefor was extended until July 1, 2026. Additionally, the revolving credit facility was increased by $2.5 million to $10 million. The Base Rate Margin and LIBOR Rate Margin were each decreased by 0.25 percentage points to 0.25 percentage points and 2.75 percentage points, respectively. The minimum discretionary assets under management covenant was amended such that (i) if the aggregate outstanding principal balance of the term loans and revolving loans is less than $5 million, the covenant is not applicable, (ii) if the aggregate outstanding principal balance of the term loans and revolving loans is greater than or equal to $5 million, but less than $10 million, the average amount of discretionary assets under management must be at least $8 billion and (iii) if the aggregate outstanding principal balance of the term loans and revolving loans is greater than or equal to $10 million, the average amount of discretionary assets under management must be at least $11 billion. The debt incurrence covenant in the Credit Facility was also adjusted to carve out and permit earn-outs incurred under the Purchase Agreement (as defined below).  The Credit Facility and all other loan documents between the Credit Parties and City National Bank continued in full force and effect.

The foregoing description of the Seventh Amendment is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Seventh Amendment which is attached as Exhibit 4.1 to the Form 8-K filed by us on July 2, 2019.

On July 1, 2019, we completed the previously announced acquisition of substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services (the “Closing”). The acquisition was completed pursuant to the Purchase Agreement by and between us, Cortina and the Principals.

At Closing, we paid to Cortina an aggregate principal amount of $33,577,395 in cash, and we paid an additional $8,951,938 in the form of issuance and delivery to certain Principals of 662,713 Class B Units in Silvercrest L.P. The Purchase Agreement provides for up to an additional $26,209,243 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

The Company’s cash payments at Closing were funded in part by cash on hand and in part by borrowings under the Credit Facility described above.  Closing was subject to customary closing conditions.

The foregoing description of the Purchase Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Purchase Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on April 12, 2019.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and six months ended June 30, 2019 and 2018 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2019.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 1, 2019.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	August 1, 2019		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	August 1, 2019		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)