Form 10-Q
period 2019-09-30
Silvercrest Asset Management Group Inc.
filed 2019-10-31
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of October 29, 2019 was 9,180,013 and 5,180,883, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	2
	Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	5
	Notes to Condensed Consolidated Financial Statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
Part II	Other Information
Item 6.	Exhibits	51

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$40,841	$69,283
Investments	16	1,493
Receivables, net	8,867	8,022
Due from Silvercrest Funds	1,549	1,233
Furniture, equipment and leasehold improvements, net	6,019	3,436
Goodwill	63,675	25,168
Operating lease assets	34,467	—
Finance lease assets	204	—
Intangible assets, net	29,992	9,893
Deferred tax asset—tax receivable agreement	12,913	12,206
Prepaid expenses and other assets	4,555	2,629
Total assets	$203,098	$133,363
Liabilities and Equity
Accounts payable and accrued expenses	$18,388	$2,947
Accrued compensation	21,291	31,470
Borrowings under credit facility	17,100	—
Deferred rent	—	7,225
Operating lease liabilities	40,920	—
Finance lease liabilities	206	—
Deferred tax and other liabilities	9,958	9,322
Total liabilities	107,863	50,964
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2019 and December 31, 2018	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,180,013 and 8,518,096 issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	92	85
Class B common stock, par value $0.01, 25,000,000 shares authorized; 5,180,883 and 4,934,103 issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	51	48
Additional Paid-In Capital	48,238	43,584
Retained earnings	14,608	12,330
Total Silvercrest Asset Management Group Inc.’s equity	62,989	56,047
Non-controlling interests	32,246	26,352
Total equity	95,235	82,399
Total liabilities and equity	$203,098	$133,363

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Management and advisory fees	$26,842	$23,841	$71,310	$70,683
Family office services	1,003	1,091	3,004	3,157
Total revenue	27,845	24,932	74,314	73,840
Expenses
Compensation and benefits	15,100	14,949	42,481	43,706
General and administrative	6,444	4,817	17,103	14,221
Total expenses	21,544	19,766	59,584	57,927
Income before other income (expense), net	6,301	5,166	14,730	15,913
Other income (expense), net
Other income (expense), net	242	(23)	257	(5)
Interest income	11	70	160	199
Interest expense	(239)	(7)	(255)	(36)
Equity income from investments	9	—	9	—
Total other income (expense), net	23	40	171	158
Income before provision for income taxes	6,324	5,206	14,901	16,071
Provision for income taxes	1,501	1,313	3,682	3,935
Net income	4,823	3,893	11,219	12,136
Less: net income attributable to non-controlling interests	(2,170)	(1,731)	(4,993)	(5,406)
Net income attributable to Silvercrest	$2,653	$2,162	$6,226	$6,730
Net income per share:
Basic	$0.30	$0.26	$0.72	$0.81
Diluted	$0.30	$0.26	$0.72	$0.81
Weighted average shares outstanding:
Basic	8,870,674	8,321,927	8,659,403	8,266,359
Diluted	8,872,571	8,325,718	8,662,140	8,270,984

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2018	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(2,072)	(2,072)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	552	552
Equity-based compensation	—	—	—	—	6	—	6	794	800
Net Income	—	—	—	—	—	2,231	2,231	1,819	4,050
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(8)	(8)
Share conversion	117	1	(117)	(1)	605	—	605	(605)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(14)	—	(14)	—	(14)
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,144)	(1,144)	—	(1,144)
March 31, 2018	8,259	$82	4,942	$48	$42,203	$8,446	$50,779	$23,504	$74,283
Distributions to partners	—	—	—	—	—	—	—	(2,940)	(2,940)
Equity-based compensation	2	1	2	—	6	—	7	794	801
Issuance of notes receivable	—	—	—	—	—	—	—	(100)	(100)
Issuance of Class B shares	—	—	6	—	—	—	—	100	100
Net Income	—	—	—	—	—	2,337	2,337	1,856	4,193
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(7)	(7)
Share conversion	45	—	(45)	—	226	—	226	(226)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	15	—	15	—	15
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,163)	(1,163)	—	(1,163)
June 30, 2018	8,306	$83	4,905	$48	$42,450	$9,620	$52,201	$22,981	$75,182
Distributions to partners	—	—	—	—	—	—	—	(1,530)	(1,530)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	567	567
Equity-based compensation	—	—	242	2	6	—	8	824	832
Net Income	—	—	—	—	—	2,162	2,162	1,731	3,893
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(6)	(6)
Share conversion	40	—	(40)	—	207	—	207	(207)	—
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	19	—	19	—	19
Dividends paid on Class A common stock - $0.14 per share	—	—	—	—	—	(1,168)	(1,168)	—	(1,168)
September 30, 2018	8,346	$83	5,107	$50	$42,682	$10,614	$53,429	$24,360	$77,789

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2019	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399
Distributions to partners	—	—	—	—	—	—	—	(2,285)	(2,285)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	291	291
Equity-based compensation	—	—	—	—	6	—	6	836	842
Issuance of Class B shares	—	—	2	—	—	—	—	20	20
Net Income	—	—	—	—	—	1,709	1,709	1,336	3,045
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	17	—	(17)	—	97	—	97	(97)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,278)	(1,278)	—	(1,278)
March 31, 2019	8,535	$85	4,919	$48	$43,696	$12,761	$56,590	$26,450	$83,040
Distributions to partners	—	—	—	—	—	—	—	(3,474)	(3,474)
Equity-based compensation	2	—	1	—	6	—	6	873	879
Net Income	—	—	—	—	—	1,864	1,864	1,487	3,351
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	28	—	28	—	28
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	87	1	(87)	(1)	458	—	458	(458)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
June 30, 2019	8,624	$86	4,833	$47	$44,188	$13,332	$57,653	$24,875	$82,528
Distributions to partners	—	—	—	—	—	—	—	(1,626)	(1,626)
Equity-based compensation	—	—	241	3	6	—	9	436	445
Issuance of Class B shares	—	—	663	7	—	—	7	8,945	8,952
Net Income	—	—	—	—	—	2,653	2,653	2,170	4,823
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1,493	—	1,493	—	1,493
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	556	6	(556)	(6)	2,551	—	2,551	(2,551)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,377)	(1,377)	—	(1,377)
September 30, 2019	9,180	$92	5,181	$51	$48,238	$14,608	$62,989	$32,246	$95,235

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$11,219	$12,136
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	2,166	2,433
Depreciation and amortization	2,216	1,832
Deferred rent	—	3,731
Deferred income taxes	1,885	127
Tax receivable agreement adjustment	(234)	578
Non-cash interest on notes receivable from partners	(9)	(22)
Distributions received from investment funds	1,486	610
Equity income from investments	(9)	—
Other	(1)	37
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(3,408)	(182)
Prepaid expenses and other assets	(1,137)	(1,408)
Accounts payable and accrued expenses	(158)	(732)
Accrued compensation	(10,179)	(4,395)
Deferred and other liabilities	(5)	(51)
Interest payable on notes payable	—	18
Net cash provided by operating activities	3,832	14,712
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(3,579)	$(631)
Acquisition of Neosho Capital, LLC	(399)	—
Acquisition of Cortina Asset Management, LLC	(35,169)	—
Net cash used in investing activities	(39,147)	(631)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(425)	$(447)
Borrowings under credit facility	18,000	—
Repayments of notes payable	(900)	(758)
Principal payments on financing leases	(78)	(86)
Operating lease liabilities	1,318	—
Distributions to partners	(7,385)	(6,541)
Dividends paid on Class A common stock	(3,948)	(3,475)
Payments from partners on notes receivable	291	1,119
Net cash provided by (used in) financing activities	6,873	(10,188)
Net decrease in cash and cash equivalents	(28,442)	3,893
Cash and cash equivalents, beginning of period	69,283	53,822
Cash and cash equivalents, end of period	$40,841	$57,715

	Nine months ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$3,771	$4,732
Interest	234	39
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$994	$818
Earnout accrual for acquisition of Neosho Capital, LLC	1,686	—
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Neosho	20	—
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Neosho, par value $0.01	—	—
Earnout accrual for acquisition of Cortina Asset Management, LLC	13,800	—
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Cortina	8,945	—
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Cortina, par value $0.01	7	—
Assets acquired under finance lease	98	11
Notes receivable from new partners issued for capital contribution to Silvercrest L.P.	—	100
Operating lease assets (ASC 842 adoption)	34,467	—
Operating lease liabilities (ASC 842 adoption)	204	—
Finance lease assets (ASC 842 adoption)	40,920	—
Finance lease liabilities (ASC 842 adoption)	206	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 and December 31, 2018 and for the Three and Nine Months ended September 30, 2019 and 2018

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,180,013 Class A units or approximately 62.2% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”) acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”).  On January 15, 2019, SLP acquired certain assets of Neosho Capital LLC (“Neosho”).  On July 1, 2019, SLP acquired substantially all of the assets and assumed certain liabilities of Cortina Asset Management, LLC (“Cortina”).  See Notes 3, 7 and 8 for additional information related to the acquisition, goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of September 30, 2019, this liability is estimated to be $9,762 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statements of Financial Condition at December 31, 2018 was derived from the audited Consolidated Statements of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2019 and 2018 or any future period.

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

During the three and nine months ended September 30, 2019 and 2018, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2019, Silvercrest holds approximately 62.2% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2019 and December 31, 2018. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2019 or 2018.

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

The Company has one reporting unit at September 30, 2019 and December 31, 2018. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2019 and 2018.

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

The majority of management and advisory fees that the Company earns on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65% and (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance.  The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s clients pay a blended fee rate since they are invested in multiple strategies.

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

3. ACQUISITIONS

Cortina:

On April 12, 2019, SAMG LLC and SLP entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cortina Asset Management, LLC, a Wisconsin limited liability company (“Cortina”), and certain interest holders of Cortina (the “Principals”) to acquire, directly or through a designated affiliate, substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services (the “Cortina Acquisition”).

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

On July 1, 2019, the acquisition was completed pursuant to the Purchase Agreement.  At closing, SAMG LLC paid to Cortina an aggregate principal amount of $33,577 in cash, and SLP paid an additional $8,952, in the form of issuance and delivery to certain Principals of 662,713 Class B Units in SLP.  The $33,577 paid in cash represented $35,072 in consideration, partially offset by net closing credits due to SAMG LLC for reimbursable expenses from Cortina.

In addition, the Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of SLP in potential earn-out payments over the next four years.  SAMG LLC determined that the preliminary fair value of contingent consideration pursuant to the terms of the Purchase Agreement whereby the sellers of Cortina are potentially entitled to two retention payments and one growth payment contingent upon the achievement of various revenue targets is $13,800.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency.  Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations.  The income approach was used to determine the fair value of these payments, by estimating a range of likely expected outcomes and payouts given these outcomes.  The potential payouts were estimated using a Monte Carlo simulation and discounted back to their present values using a risk-free discount rate adjusted to account for SAMG LLC’s credit or counterparty risk to arrive at the present value of the contingent consideration payments.  The discount rate for the contingent consideration payments was based on the revenue cost of capital for Cortina’s revenue.

The first retention payment, due if revenue for the 12-month period from July 1, 2020 to June 30, 2021 is greater than or equal to 95% of the acquired revenue of $13,027 which represents Cortina’s annual revenue run-rate as of closing (“Acquired Revenue”), is equal to $3,370.  If revenue for the period is equal to 75% or less of the Acquired Revenue, there is no first retention payment, and if revenue for the period is between 75% and 95%, the first retention payment will be determined using linear interpolation between $0 and $3,370.

The second retention payment is based on revenue for the 12-month period from July 1, 2021 to June 30, 2022, with a revenue threshold between 85% and 105% of Acquired Revenue and a maximum retention payment of $5,617.  If revenue for the period is equal to 85% or less of the Acquired Revenue, there is no second retention payment, and if revenue for the period is between 85% and 105%, the second retention payment will be determined using linear interpolation between $0 and $5,617.

The growth payment is based on revenue for the 12-month period from July 1, 2022 to June 30, 2023, with a revenue threshold between 95% and 140% of Acquired Revenue and a maximum payment of $17,222.  If revenue for the period is equal to 95% or less of the Acquired Revenue, there is no growth payment, and if revenue for the period is between 95% and 140%, the growth payment will be determined using linear interpolation between $0 and $17,222.

SAMG LLC has a liability of $13,800 as of September 30, 2019 related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

In connection with their receipt of the equity consideration, the Principals of Cortina became subject to the rights and obligations set forth in the limited partnership agreement of SLP and are entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals of Cortina became parties to the Exchange Agreement, which governs the exchange of Class B Units for Class A common stock of the Company, the Resale and Registration Rights Agreement, which provides the Principals of Cortina with liquidity with respect to shares of Class A common stock of the Company received in exchange for Class B Units, and the TRA of the Company, which entitles the Principals of Cortina to share in a portion of the tax benefit received by the Company upon the exchange of Class B Units for Class A common stock of the Company.

The Purchase Agreement includes customary representations, warranties and covenants.

The strategic acquisition of Cortina, a long-standing innovative and high-caliber growth equity asset management firm, establishes a growth equity capability for the Company.  Furthermore, the Company gains investment professionals that have significant experience and knowledge of the industry and establishes a presence in the Midwest.

Cortina revenue and income before provision for income taxes for the three and nine months ended September 30, 2019 that are included in the Condensed Consolidated Statement of Operations are $3,182 and $976, respectively.

During the first nine months of 2019, the Company incurred $1,147 in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

Cash paid on date of acquisition	$17,072
Term loan with City National Bank drawdown	18,000
Units issued	8,952
Contingent consideration	13,800
Total purchase consideration	$57,824

The following table summarizes the amounts preliminarily allocated to acquired assets and assumed liabilities.  The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Total fair value of tangible assets acquired and liabilities assumed	$—
Goodwill	36,324
Customer relationships (15 years)	21,500
Total purchase consideration	$57,824

The preliminary valuation of acquired intangible assets is in the process of being prepared by an independent appraisal firm. The initial purchase price allocations are preliminary and may be adjusted for changes in estimates of the fair value of the assets acquired and liabilities assumed. The Company expects that the purchase price allocations will be finalized by the time it files its annual report on Form 10-K for the year ending December 31, 2019.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Cortina into the Company.  Most of the goodwill is expected to be deductible for tax purposes.

The pro forma information below represents consolidated results of operations as if the acquisition of Cortina occurred on January 1, 2019 and January 1, 2018. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2019 and 2018, nor is it necessarily indicative of future results.

	Pro Forma Nine Months Ended September 30, 2019	Pro Forma Nine Months Ended September 30, 2018
Revenue	$80,508	$84,857
Net Income	$11,797	$16,899

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

The Company has a liability of $1,686 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2019 for contingent consideration.

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

The Company has a liability of $126 and $231 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2019 and December 31, 2018, respectively, for contingent consideration.

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

The Company has a liability of $204 and $524 as of September 30, 2019 and December 31, 2018, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $16 and $1,493 as of September 30, 2019 and December 31, 2018, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2019 and December 31, 2018, the Company determined that none of the Silvercrest Funds were required to be consolidated.

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

At September 30, 2019 and December 31, 2018, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

At September 30, 2019 and December 31, 2018, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$40,841	$40,841	$69,283	$69,283	Level I	(1)
Investments	$16	$16	$1,493	$1,493	N/A	(2)

(1)	Includes $1,387 and $17,200 of cash equivalents at September 30, 2019 and December 31, 2018, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Management and advisory fees receivable	$3,885	$3,358
Unbilled receivables	5,601	3,036
Other receivables	2	2,249
Receivables	9,488	8,643
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$8,867	$8,022

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Leasehold improvements	$7,688	$5,229
Furniture and equipment	6,409	6,022
Artwork	491	483
Total cost	14,588	11,734
Accumulated depreciation and amortization	(8,569)	(8,298)
Furniture, equipment and leasehold improvements, net	$6,019	$3,436

Depreciation expense for the three months ended September 30, 2019 and 2018 was $267 and $179, respectively.  Depreciation expense for the nine months ended September 30, 2019 and 2018 was $815 and $567, respectively.

During the three and nine months ended September 30, 2019, the Company wrote off leased assets of $0 and $310 that were fully depreciated as of September 30, 2019.  During the three and nine months ended September 30, 2018, the Company disposed of computer equipment with a cost of $989 and accumulated depreciation of $952.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Acquisition of Neosho	2,183	─
Acquisition of Cortina	36,324	─
Ending
Gross balance	81,090	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$25,168

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2019 and December 31, 2018:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Acquisition of Cortina	21,500	—	21,500
Balance, September 30, 2019	44,060	2,467	46,527
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(1,280)	(121)	(1,401)
Balance, September 30, 2019	(14,167)	(2,368)	(16,535)
Net book value	$29,893	$99	$29,992
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, December 31, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(1,520)	(165)	(1,685)
Balance, December 31, 2018	(12,887)	(2,247)	(15,134)
Net Book Value	$9,673	$220	$9,893

Amortization expense related to intangible assets was $705 and $420 for the three months ended September 30, 2019 and 2018, respectively.  Amortization expense related to intangible assets was $1,401 and $1,265 for the nine months ended September 30, 2019 and 2018, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2019 (remainder of)	$706
2020	2,733
2021	2,629
2022	2,575
2023	2,416
Thereafter	18,933
Total	$29,992

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On June 20, 2019, the revolving credit facility was extended to June 19, 2020.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  On July 1, 2019, the term loan was amended to increase the facility by $18.0 million to $25.5 million, to extend the draw date to July 1, 2024 and to extend the maturity date to July 1, 2026.  The borrowers are able to draw up to the full amount of the term loan through July 1, 2024. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.

As of September 30, 2019 and December 31, 2018, the Company did not have any outstanding borrowings under the revolving credit facility.  As of September 30, 2019 and December 31, 2018, the Company had $17.1 million and $0, respectively, outstanding under the term loan.  There was no accrued but unpaid interest as of September 30, 2019 or December 31, 2018.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended September 30, 2019 and 2018 was $237 and $7, respectively, and for the nine months ended September 30, 2019 and 2018 was $250 and $15, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2019 and 2018 amounted to $1,566 and $1,450, respectively. The Company received sub-lease income from sub-tenants during the three months ended September 30, 2019 and 2018 of $28 and $29, respectively. Therefore, for the three months ended September 30, 2019 and 2018, net rent expense amounted to $1,538 and $1,421, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the nine months ended September 30, 2019 and 2018 amounted to $4,625 and $4,348, respectively. The Company received sub-lease income from sub-tenants during the nine months ended September 30, 2019 and 2018 of $98 and $187, respectively. Therefore, for the nine months ended September 30, 2019 and 2018, net rent expense amounted to $4,527 and $4,161, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of September 30, 2019 and December 31, 2018.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI.  The lease expires December 31, 2020.  Monthly rent expense is $12.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost	$1,496	$4,436
Finance Lease Cost:
Amortization of ROU assets	25	79
Interest on lease liabilities	2	6
Total	$27	$85

The following table summarizes the maturities of lease liabilities at September 30, 2019:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2019	$1,593	$(8)	$1,585
2020	6,342	(34)	6,308
2021	6,222	(35)	6,187
2022	6,091	(35)	6,056
2023	5,770	(6)	5,764
Thereafter	27,827	—	27,827
Total	$53,845	$(118)	53,727
Less imputed interest			(12,807)
Total remaining liabilities			$40,920
Weighted-average remaining lease term – operating leases (months)			104.7
Weighted-average discount rate			4.3%

The Company has finance leases for certain office equipment. The Company entered into a finance lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments were $5, and continued through November 30, 2018.   On June 30, 2015, the Company assumed certain finance leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a finance lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments were $1, and continued through June 30, 2018.  In October 2015, the Company entered in a finance lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments were $1, and continued through October 31, 2018.  In January 2017, the Company entered into a finance lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments were $1, and continued through December 31, 2018.  In January 2017, the Company entered into a finance lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021.  In March 2019, the Company entered into a lease agreement for a copier.  The amount financed was $13 and the lease has a term of three years, which began on March 1, 2019.  Monthly minimum lease payments are $0.4, and continue through February 28, 2022. In March 2019, the Company entered into an additional lease agreement for a copier.  The amount financed was $12 and the lease has a term of 39 months, which began on March 1, 2019.  Monthly minimum lease payments are $0.4, and continue through May 31, 2022. In July 2019, the Company assumed a lease agreement for a copier as part of the acquisition of Cortina.  Monthly minimum lease payments are $1 and continue through November 2021.  In August 2019, the Company entered into a lease agreement for two copiers.  The amount financed was $41 and the lease has a term of three years, which began on August 1, 2019.  Monthly minimum lease payments are $1, and continue through July 31, 2022.  The aggregate principal balance of finance leases was $206 and $188 as of September 30, 2019 and December 31, 2018, respectively.

The assets relating to finance leases that are included in equipment as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Finance lease assets included in furniture and equipment	$660	$605
Finance lease assets included in software	—	58
Less: Accumulated depreciation and amortization	(456)	(462)
	$204	$201

Depreciation expense relating to finance lease assets was $25 and $40 for the three months ended September 30, 2019 and 2018, respectively.   Depreciation expense relating to finance lease assets was $78 and $101 for the nine months ended September 30, 2019 and 2018, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2019	$30
2020	100
2021	63
2022	13
Total	$206
Weighted-average remaining lease term – finance leases (months)	24.9
Weighted-average discount rate	4.5%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $1,626 and $1,529, for the three months ended September 30, 2019 and 2018, respectively.  Partnership distributions totaled $7,385 and $6,541, for the nine months ended September 30, 2019 and 2018, respectively

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2019 and 2018 amounted to $27,199 and $24,935, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2019 and 2018.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended September 30, 2019 and 2018, SLP accrued partner incentive allocations of $7,115 and $7,154, respectively.  During the nine months ended September 30, 2019 and 2018, SLP accrued partner incentive allocations of $18,766 and $21,055, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2019
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,180,013	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	5,180,883	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 1,896 remain unvested as of September 30, 2019.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 5,180,883 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 35,336 restricted stock units which will vest and settle in the form of Class B units of SLP.  The 35,336 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the nine months ended September 30, 2019, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2019		8,518,096
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2019	17,074
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2019	84,268
Issuance of Class A common stock upon vesting of restricted stock units	May 2019	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2019	2,386
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2019	556,293
Class A common shares outstanding – September 30, 2019		9,180,013

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2019		4,934,103
Issuance of Class B common stock in connection with the Neosho Acquisition	January 2019	1,516
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2019	(17,074)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2019	(84,268)
Issuance of Class B common stock upon vesting of restricted stock units	May 2019	948
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2019	(2,386)
Issuance of Class B common stock in connection with the Cortina Acquisition	July 2019	662,713
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2019	(556,293)
Issuance of Class B common stock upon vesting of restricted stock units	August 2019	241,624
Class B common shares outstanding – September 30, 2019		5,180,883

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

In July 2019, the Company issued 662,713 shares of Class B common stock to certain Principals of Cortina in connection with the Cortina Acquisition.

In August 2019, the Company redeemed from certain existing partners 556,293 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In August 2019, the Company issued 241,624 shares of Class B common stock upon the vesting of restricted stock units.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning balance	$924	$1,918
New note receivable issued to partners	—	100
Repayment of notes	(291)	(1,119)
Interest accrued and capitalized on notes receivable	9	25
Ending balance	$642	$924

Full recourse notes receivable from partners as of September 30, 2019 and December 31, 2018 are $642 and $924, respectively. There were no limited recourse notes receivable from partners as of September 30, 2019 or December 31, 2018. There is no allowance for credit losses on notes receivable from partners as of September 30, 2019 and December 31, 2018.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2019 and 2018, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2019 and 2018, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,312 and $1,638, respectively.  For the nine months ended September 30, 2019 and 2018, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $3,880 and $4,883, respectively.  As of September 30, 2019 and December 31, 2018, the Company was owed $1,549 and $1,233, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2019 and 2018, the Company earned management and advisory fees of $387 and $301, respectively, from assets managed on behalf of certain of its employees.  For the nine months ended September 30, 2019 and 2018, the Company earned management and advisory fees of $1,062 and $885, respectively, from assets managed on behalf of certain of its employees.  As of September 30, 2019 and December 31, 2018, the Company is owed approximately $82 and $31 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2019, the Company had net deferred tax assets of $12,731, which is recorded as a deferred tax asset of $12,913 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $104 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $78 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2019, $66 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $776 and $1,397 for the three months ended September 30, 2019 and 2018, respectively. Of the amount for the three months ended September 30, 2019, $428 relates to Silvercrest’s corporate tax expense, $347 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended September 30, 2019 and 2018 was $725 and ($84), respectively.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2019 and 2018 is $1,501 and $1,313, respectively.  The tax expense for the three months ended September 30, 2019 includes additional tax expense of $240 for discrete items.  The discrete items are primarily attributable to adjustments to the value of deferred tax assets for Silvercrest as a result of changes in state apportionment resulting from the acquisition of Cortina.  There was no material discrete tax expense for the three months ended September 30, 2018.

The current tax expense was $1,798 and $3,808 for the nine months ended September 30, 2019 and 2018, respectively. Of the amount for the nine months ended September 30, 2019, $610 relates to Silvercrest’s corporate tax expense, $1,185 relates to SLP’s state and local liability and $3 relates to SFS’s corporate tax expense.  The deferred tax expense for the nine months ended September 30, 2019 and 2018 was $1,885 and $127, respectively.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2019 and 2018 is $3,682 and $3,935, respectively.  The tax expense for the nine months ended September 30, 2019 includes additional tax expense of $240 for discrete items.  The discrete items are primarily attributable to adjustments to the value of deferred tax assets for Silvercrest as a result of changes in state apportionment resulting from the acquisition of Cortina.  There was no material discrete tax expense for the nine months ended September 30, 2018.

The current tax expense decreased from the comparable period in 2018 mainly due to decreased profitability and favorable timing differences related to various deferred assets recorded at SLP.

Of the total current tax expense for the three months ended September 30, 2019 and 2018, $134 and $243, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended September 30, 2019 and 2018, $7 and ($27), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2019 and 2018 related to non-controlling interests is $141 and $216, respectively.

Of the total current tax expense for the nine months ended September 30, 2019 and 2018, $450 and $685, respectively, relates to non-controlling interests.  Of the deferred tax expense for the nine months ended September 30, 2019 and 2018, $27 and $(55), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2019 and 2018 related to non-controlling interests is $477 and $630, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2019, the Company’s U.S. federal income tax returns for the years 2016 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at September 30, 2019 and 2018.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2019, 489,549 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

For the three months ended September 30, 2019 and 2018, the Company recorded compensation expense related to such RSUs and NQOs of $445 and $832, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense related to such RSUs and NQOs of $2,166 and $2,433, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of September 30, 2019 and December 31, 2018, there was $1,051 and $2,392, respectively, of unrecognized compensation expense related to unvested awards. As of September 30, 2019 and December 31, 2018, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.87 and 1.51 years, respectively.

A summary of the RSU grants by the Company as of September 30, 2019 and 2018 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	247,316	$13.19 – 13.23
Granted	34,388	14.54
Vested	(244,470)	13.19 – 13.23
Total granted at September 30, 2019	37,234	$13.19 – 14.54

Total granted at January 1, 2018	491,786	$13.19 – 13.23
Vested	(244,470)	13.19 – 13.23
Total granted at September 30, 2018	247,316	$13.19 – 13.23

A summary of the NQO grants by the Company as of September 30, 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	105,398	$13.97
Granted	60,742	14.54
Total granted at September 30, 2019	166,140	$13.97 – 14.54

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2019 and 2018, Silvercrest made matching contributions of $22 and $19, respectively, for the benefit of employees.  For the nine months ended September 30, 2019 and 2018, Silvercrest made matching contributions of $66 and $56, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2019 and 2018, the Company utilized “soft dollar” credits of $209 and $193, respectively.  For the nine months ended September 30, 2019 and 2018, the Company utilized “soft dollar” credits of $554 and $579, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2019, our assets under management increased by 8.3% from $21.7 billion to $23.5 billion.  During the nine months ended September 30, 2019, our assets under management increased by 23.7% from $19.0 billion to $23.5 billion.  On July 1, 2019, we acquired $1.7 billion of assets under management in connection with the acquisition of Cortina Asset Management LLC (“Cortina” and the “Cortina Acquisition”).

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  As of September 30, 2019, Silvercrest L.P. has issued Restricted Stock Units exercisable for 35,336 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 36% partnership interest in Silvercrest L.P. as of September 30, 2019 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2019	2018	2019	2018
Revenue	$27,845	$24,932	$74,314	$73,840
Income before other income (expense), net	$6,301	$5,166	$14,730	$15,913
Net income	$4,823	$3,893	$11,219	$12,136
Net income margin	17.3%	15.6%	15.1%	16.4%
Net income attributable to Silvercrest	$2,653	$2,162	$6,226	$6,730
Adjusted EBITDA (1)	$8,942	$7,044	$21,261	$21,061
Adjusted EBITDA margin (2)	32.1%	28.3%	28.6%	28.5%
Assets under management at period end (billions)	$23.5	$21.7	$23.5	$21.7
Average assets under management (billions) (3)	$22.6	$21.8	$21.3	$21.5

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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2019	2018	2019	2018
AUM concentrated in Discretionary Managed Accounts	$16.8	$15.7	$16.8	$15.7
Average AUM For Discretionary Managed Accounts	$16.1	$15.5	$15.2	$15.6
Discretionary Managed Accounts Revenue (in millions)	$25.5	$21.9	$67.4	$64.9
Percentage of management and advisory fees revenue	95%	92%	95%	92%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2019	2018	2019	2018
AUM concentrated in Private Funds	$0.7	$0.9	$0.7	$0.9
Average AUM For Private Funds	$0.7	$0.9	$0.7	$0.7
Private Funds Revenue (in millions)	$1.3	$2.0	$3.9	$5.8
Percentage of management and advisory fees revenue	5%	8%	5%	8%

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

The majority of management and advisory fees that we earn on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65% and (iv) for Cortina’s equity portfolios, 1% on the first $25 million, 0.90% on the next $50 million and 0.80% on the balance. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.49% and 0.46% for the three months ended September 30, 2019 and 2018, respectively, and 0.47% and 0.46% for the nine months ended September 30, 2019 and 2018, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and nine months ended September 30, 2019 and 2018. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cash compensation and benefits (1)	$14,655	$14,116	$40,315	$41,273
Non-cash equity-based compensation expense	445	833	2,166	2,433
Total compensation expense	$15,100	$14,949	$42,481	$43,706

(1)

For the three months ended September 30, 2019 and 2018, $7,115 and $7,154, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the nine months ended September 30, 2019 and 2018, $18,766 and $21,055, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to pay to Cortina an aggregate maximum amount of $44.9 million, 80% of which was agreed to be paid in cash at closing  by us, and 20% of which was agreed to be paid by us in the form of issuance and delivery to certain Principals at closing of Class B Units in Silvercrest L.P., in each case subject to certain adjustments as described in the Purchase Agreement. In addition, the Purchase Agreement provides for up to an additional $26.2 million to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

On July 1, 2019, the acquisition was completed pursuant to the Purchase Agreement.  At closing, the Company paid to Cortina an aggregate principal amount of $33.6 million in cash, and Silvercrest L.P. paid an additional $9.0 million in the form of issuance and delivery to certain Principals of 662,713 Class B Units in Silvercrest L.P.  Of the $33.6 million paid in cash, $35.1 million represented consideration, partially offset by net closing credits due to the Company for reimbursable expenses from Cortina.

In addition, the Purchase Agreement provides for up to an additional $26.2 million to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

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

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2019 and 2018 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$26,842	$23,841	$3,001	12.6%
Family office services	1,003	1,091	(88)	(8.1)%
Total revenue	$27,845	$24,932	$2,913	11.7%

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$71,310	$70,683	$627	0.9%
Family office services	3,004	3,157	(153)	(4.8)%
Total revenue	$74,314	$73,840	$474	0.6%

The growth in our assets under management during the three and nine months ended September 30, 2019 and 2018 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of June 30, 2018	$16.2	$5.6	$21.8
Gross client inflows	2.0	─	2.0
Gross client outflows	(2.1)	(0.9)	(3.0)
Market appreciation	0.5	0.4	0.9
As of September 30, 2018	$16.6	$5.1	$21.7	(1)

As of June 30, 2019	$16.0	$5.7	$21.7
Gross client inflows	3.8	0.3	4.1
Gross client outflows	(2.3)	(0.3)	(2.6)
Market appreciation	─	0.3	0.3
As of September 30, 2019	$17.5	$6.0	$23.5	(1)

As of January 1, 2018	$16.0	$5.3	$21.3
Gross client inflows	6.2	0.3	6.5
Gross client outflows	(6.2)	(1.1)	(7.3)
Market appreciation	0.6	0.6	1.2
As of September 30, 2018	$16.6	$5.1	$21.7	(1)

As of January 1, 2019	$14.2	$4.8	$19.0
Gross client inflows	8.0	0.5	8.5
Gross client outflows	(6.5)	(0.4)	(6.9)
Market appreciation	1.8	1.1	2.9
As of September 30, 2019	$17.5	$6.0	$23.5	(1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2019

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	4.6	13.5	11.6	13.8	9.1
Russell 1000 Value Index		4.0	9.4	7.8	11.3	7.3

Small Cap Value Composite	4/1/02	-4.2	7.6	9.3	11.6	10.4
Russell 2000 Value Index		-8.2	6.5	7.2	9.4	7.6

Smid Cap Value Composite	10/1/05	-2.8	10.0	10.8	12.6	9.8
Russell 2500 Value Index		-4.4	6.9	7.0	10.1	7.2

Multi Cap Value Composite	7/1/02	0.9	11.1	10.3	12.8	9.6
Russell 3000 Value Index		3.1	9.2	7.8	11.2	8.0

Equity Income Composite	12/1/03	5.1	12.5	11.8	14.0	11.8
Russell 3000 Value Index		3.1	9.2	7.8	11.2	8.1

Focused Value Composite	9/1/04	-2.7	9.0	9.7	12.9	10.5
Russell 3000 Value Index		3.1	9.2	7.8	11.2	7.9

Small Cap Opportunity Composite	7/1/04	-7.6	11.6	11.5	11.7	10.9
Russell 2000 Index		-8.9	8.2	8.2	10.4	7.8

Small Cap Growth Composite	7/1/04	-12.9	12.4	10.8	10.6	9.8
Russell 2000 Growth Index		-9.6	9.8	9.1	11.4	8.5

Smid Cap Growth Composite	7/1/04	-3.7	15.1	10.8	10.7	9.8
Russell 2500 Growth Index		-4.1	12.3	10.2	12.8	9.4

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

The Russell 2000 Index is a capitalization-weighted, unmanaged index that measures the 2000 smallest companies in the Russell 3000. The Russell 2000 Value Index is a capitalization-weighted, unmanaged index that includes those Russell 2000 Index companies with lower price-to-book ratios and lower expected growth values.  The Russell 2000 Growth Index is a capitalization-weighted, unmanaged index that includes those Russell 2000 Index companies with higher price-to-book ratios and higher forecasted growth.

The Russell 2500 Index is a capitalization-weighted, unmanaged index that measures the 2500 smallest companies in the Russell 3000. The Russell 2500 Value Index is a capitalization-weighted, unmanaged index that includes those Russell 2000 Index companies with lower price-to-book ratios and lower expected growth values.  The Russell 2500 Growth Index is a capitalization-weighted, unmanaged index that includes those Russell 2500 Index companies with higher price-to-book ratios and higher forecasted growth.

The Russell 3000 Value Index is a capitalization-weighted, unmanaged index that measures those Russell 3000 Index companies with lower price-to-book ratios and lower forecasted growth.

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Our total revenue increased by $2.9 million, or 11.7%, to $27.8 million for the three months ended September 30, 2019, from $24.9 million for the three months ended September 30, 2018. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, partially offset by net client outflows during the three months ended September 30, 2019.

Total assets under management increased by $1.8 billion, or 8.3%, to $23.5 billion at September 30, 2019 from $21.7 billion at September 30, 2018.  Compared to the three months ended September 30, 2018, there was an increase of $2.0 billion in client inflows and a decrease of $0.5 billion in client outflows, partially offset by a decrease in market appreciation of $0.5 billion.  During the three months ended September 30, 2019, from June 30, 2019, there was an increase of $1.5 billion in discretionary assets under management while non-discretionary assets under management increased by $0.3 billion.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended September 30, 2019 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.2 million for the three months ended September 30, 2019 as compared to the same period in the prior year as a result of market fluctuations and client redemptions. With respect to our discretionary assets under management, equity assets experienced an increase of 11.7% during the three months ended September 30, 2019 and fixed income assets increased by 1.2% during the same period. For the three months ended September 30, 2019, most of the increase in equity assets came from our REIT, equity income and large cap value strategies with composite returns of 10.2%, 1.5% and 1.4%, respectively. As of September 30, 2019, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Total AUM as of June 30,	$21.7	$21.8
Discretionary AUM:
Total Discretionary AUM as of June 30,	16.0	16.2
New client accounts/assets (1)	1.7	─
Closed accounts (2)	─	(0.1)
Net cash inflow/(outflow) (3)	(0.3)	─
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.1	0.5
Change to Discretionary AUM	1.5	0.4
Total Discretionary AUM at September 30,	17.5	16.6
Change to Non-Discretionary AUM (5)	0.3	(0.5)
Total AUM as of September 30,	$23.5	$21.7

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Our total revenue increased by $0.5 million, or 0.6%, to $74.3 million for the nine months ended September 30, 2019, from $73.8 million for the nine months ended September 30, 2018. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, and market appreciation, partially offset by net client outflows.

Total assets under management increased by $1.8 billion, or 8.3%, to $23.5 billion at September 30, 2019 from $21.7 billion at September 30, 2018.  Compared to the nine months ended September 30, 2018, there was an increase of $2.0 billion in client inflows and a decrease of $0.4 billion in client outflows and an increase in market appreciation of $1.7 billion.  During the nine months ended September 30, 2019, from December 31, 2018, there was an increase of $3.3 billion in discretionary assets under management and an increase of $1.2 billion in non-discretionary assets under management.  Sub-advised fund management revenue decreased by $0.2 million for the nine months ended September 30, 2019 as compared to the same period in the prior year as a result of market fluctuations and client redemptions.  Proprietary fund management revenue decreased by $0.8 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced an increase of 29.3% during the nine months ended September 30, 2019 and fixed income assets increased by 8.9% during the same period. For the nine months ended September 30, 2019, most of the increase in equity assets came from our REIT, core international and large cap value strategies with composite returns of 29.2%, 24.2% and 22.5%, respectively. As of September 30, 2019, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Total AUM as of January 1,	$19.0	$21.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	14.2	16.0
New client accounts/assets (1)	2.2	0.3
Closed accounts (2)	(0.4)	(0.1)
Net cash inflow/(outflow) (3)	(0.3)	(0.2)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	1.8	0.6
Change to Discretionary AUM	3.3	0.6
Total Discretionary AUM at September 30,	17.5	16.6
Change to Non-Discretionary AUM (5)	1.2	(0.2)
Total AUM as of September 30,	$23.5	$21.7

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and nine months ended September 30, 2019 and 2018 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$15,100	$14,949	$151	1.0%
General, administrative and other	6,444	4,817	1,627	33.8%
Total expenses	$21,544	$19,766	$1,778	9.0%

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$42,481	$43,706	$(1,225)	(2.8)%
General, administrative and other	17,103	14,221	2,882	20.3%
Total expenses	$59,584	$57,927	$1,657	2.9%

(1)

For the three months ended September 30, 2019 and 2018, $7,115 and $7,154, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the nine months ended September 30, 2019 and 2018, $18,766 and $21,055, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2019 and 2018. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Total expenses increased by $1.8 million, or 9.0%, to $21.5 million for the three months ended September 30, 2019 from $19.8 million for the three months ended September 30, 2018. This increase was attributable to an increase in compensation and benefits expense of $0.2 million and an increase in general, administrative and other expenses of $1.6 million.

Compensation and benefits expense increased by $0.2 million, or 1.0%, to $15.1 million for the three months ended September 30, 2019 from $14.9 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in salaries and benefits expense of $0.8 million primarily as a result of merit-based increases and newly hired staff, including the addition of Cortina staff, partially offset by a decrease in the accrual for bonuses of $0.3 million and a decrease in equity based compensation expense of $0.3 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses increased by $1.6 million, or 33.8%, to $6.4 million for the three months ended September 30, 2019 from $4.8 million for the three months ended September 30, 2018. The increase was primarily attributable to an increase in professional fees of $1.0 million due to an increase in acquisition-related legal fees resulting from the Cortina Acquisition, an increase in depreciation and amortization expense of $0.4 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, an increase in occupancy and related expenses of $0.1 million and an increase in insurance costs of $0.1 million.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Total expenses increased by $1.7 million, or 2.9%, to $59.6 million for the nine months ended September 30, 2019 from $57.9 million for the nine months ended September 30, 2018. This increase was attributable to an increase in general, administrative and other expenses of $2.9 million partially offset by a decrease in compensation and benefits expense of $1.3 million.

Compensation and benefits expense decreased by $1.3 million, or 2.8%, to $42.5 million for the nine months ended September 30, 2019 from $43.7 million for the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in the accrual for bonuses of $2.7 million and a decrease in equity based compensation expense of $0.3 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding, partially offset by an increase in salaries and benefits expense of $1.7 million primarily as a result of merit-based increases and newly hired staff, including the addition of Cortina staff.

General and administrative expenses increased by $2.9 million, or 20.3%, to $17.1 million for the nine months ended September 30, 2019 from $14.2 million for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in portfolio and systems expenses of $0.4 million due to an increase in soft dollar-related research costs, an increase in occupancy and related expenses of $0.6 million, an increase in professional fees of $1.2 million due to an increase in acquisition-related legal fees, an increase in moving and storage costs of $0.3 million related to the renovation of our office space in New York City, an increase in depreciation and amortization expense of $0.4 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, an increase in travel expenses of $0.2 million and an increase in office expense of $0.1 million, partially offset by a decrease in recruiting costs of $0.3 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$242	$(23)	$265	NM

	For the Three Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Interest income	11	70	(59)	(84.3)%
Interest expense	(239)	(7)	(232)	NM
Equity income from investments	9	─	9	100.0%
Total other income (expense), net	$23	$40	$(17)	(42.5)%

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$257	$(5)	$262	NM
Interest income	160	199	(39)	(19.6)%
Interest expense	(255)	(36)	(219)	NM
Equity income from investments	9	─	9	100.0%
Total other income (expense), net	$171	$158	$13	8.2%

NM – Not Meaningful

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

Total other income (expense) net decreased by $17 thousand to other income of $23 thousand for the three months ended September 30, 2019 from other income of $40 thousand for the three months ended September 30, 2018 due to an increase in interest expense as a result of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments offset by an adjustment to the fair value of our tax receivable agreement of $234 thousand during the quarter ended September 30, 2019.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

Total other income (expense) net increased by $13 thousand to other income of $171 thousand for the nine months ended September 30, 2019 from other income of $158 thousand for the nine months ended September 30, 2018 primarily due to an adjustment to the fair value of our tax receivable agreement of $234 thousand offset by an increase in interest expense as a result of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Provision for Income Taxes

Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

The provision for income taxes was $1.5 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. The change was primarily the result of increased profitability and timing differences related to various deferred assets.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2019 and 2018 was 23.7% and 25.2%, respectively.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

The provision for income taxes was $3.6 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. The change was primarily the result of decreased profitability and favorable timing differences related to various deferred assets.  Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2019 and 2018 was 24.7% and 24.5%, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of non-GAAP financial measure:
Net income	$4,823	$3,893	$11,219	$12,136
GAAP Provision for income taxes	1,501	1,313	3,682	3,935
Delaware Franchise Tax	50	25	150	150
Interest expense	239	7	255	36
Interest income	(11)	(70)	(160)	(199)
Depreciation and amortization	973	599	2,216	1,832
Equity-based compensation	445	833	2,166	2,433
Other adjustments (A)	922	444	1,733	738
Adjusted EBITDA	$8,942	$7,044	$21,261	$21,061
Adjusted EBITDA Margin	32.1%	28.3%	28.6%	28.5%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$4,823	$3,893	$11,219	$12,136
GAAP Provision for income taxes	1,501	1,313	3,682	3,935
Delaware Franchise Tax	50	25	150	150
Other adjustments (A)	922	444	1,733	738
Adjusted earnings before provision for income taxes	7,296	5,675	16,784	16,959
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,897)	(1,476)	(4,364)	(4,409)

Adjusted net income	$5,399	$4,199	$12,420	$12,550

GAAP net income per share (B):
Basic and diluted	$0.30	$0.26	$0.72	$0.81

Adjusted earnings per share/unit (B):
Basic	$0.38	$0.31	$0.86	$0.93
Diluted	$0.38	$0.31	$0.86	$0.92

Shares/units outstanding:
Basic Class A shares outstanding	9,180	8,346	9,180	8,346
Basic Class B shares/units outstanding	5,181	5,106	5,181	5,106
Total basic shares/units outstanding	14,361	13,452	14,361	13,452

Diluted Class A shares outstanding (C)	9,182	8,350	9,182	8,350
Diluted Class B shares/units outstanding (D)	5,216	5,350	5,216	5,350
Total diluted shares/units outstanding	14,398	13,700	14,398	13,700
(A)	Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-acquisition expansion costs (a)	$—	$90	$97	$247
Acquisition costs (b)	954	—	1,324	—
Severance	—	—	13	—
Other (c)	(32)	354	299	491
Total other adjustments	$922	$444	$1,733	$738

(a)

For the three months ended September 30, 2019 and 2018, represents accrued earnout of $0 and $90, respectively, related to our Richmond, VA office expansion.  For the nine months ended September 30, 2019 and 2018, represents accrued earnout of $97 and $247, respectively, related to our Richmond, VA office expansion.

(b)

For the three months ended September 30, 2019, represents legal fees of $0 related to the Neosho Acquisition and legal and other professional fees of $932 and insurance costs of $22 related to the acquisition of Cortina.  For the nine months ended September 30, 2019, represents legal fees of $156 related to the Neosho Acquisition and legal and other professional fees of $1,146 and insurance costs of $22 related to the acquisition of Cortina.

(c)

For the three months ended September 30, 2019, represents expenses of $154 related to office renovations and an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, partially offset by an adjustment to the fair value of our tax receivable agreement of $234.  For the nine months ended September 30, 2019, represents expenses of $389 related to office renovations and an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives partially offset by an adjustment to the fair value of our tax receivable agreement of $234.  For the three and nine months ended September 30, 2018, represents professional fees of $0 and $15, respectively, for services related to the Tax Cuts and Jobs Act, $318 and $423, respectively, related to a sign on bonus paid to a certain employee, a loss on disposal of certain computer equipment of $36 and $36, and professional fees related to the relocation of network equipment of $0 and $17, respectively.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 1,897 and 3,792 unvested restricted stock units at September 30, 2019 and 2018, respectively.
(D)	Includes 35,336 and 243,523 unvested restricted stock units at September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On June 20, 2019, the revolving credit facility was extended to June 19, 2020.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  As of September 30, 2019, there were no borrowings outstanding on the revolving credit facility.  On July 1, 2019, the term loan was amended to increase the facility by $18.0 million to $25.5 million, extend the draw date to July 1, 2024 and to extend the maturity date to July 1, 2026. The borrowers are able to draw up to the full amount of the term loan through July 1, 2024. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.   As of September 30, 2019, we had $17.1 million outstanding under the term loan.  We were in compliance with the covenants under the credit facility as of September 30, 2019.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2019 and December 31, 2018.

	As of
(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$40,841	$69,283
Accounts receivable	$8,867	$8,022
Due from Silvercrest Funds	$1,549	$1,233

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.8 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2019 and 2018. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$3,832	$14,712
Net cash used in investing activities	(39,147)	(631)
Net cash provided by (used in) financing activities	6,873	(10,188)
Net change in cash	$(28,442)	$3,893

Operating Activities

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019 and 2018, operating activities provided $3.8 million and $14.7 million, respectively. This difference is primarily the result of a decrease in net income of $0.9 million, increased payouts of accrued compensation of $5.8 million, a decrease in deferred rent expense of $3.7 million as a result of adopting ASC 842, an increase in accounts receivable of $3.2 million due to timing of payments received from clients, a decrease in equity based compensation expense of $0.3 million and a decrease in the adjustment to the tax receivable agreement of $0.8 million.  This was partially offset by an increase in deferred tax expense of $1.8 million, an increase in prepaid and other expenses of $0.3 million, an increase in distributions received from investment funds of $0.9 million, an increase in accounts payable and accrued expenses of $0.6 million due to timing of payments to vendors and an increase in depreciation and amortization expense of $0.4 million primarily as a result of the Cortina Acquisition.

Investing Activities

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019 and 2018, investing activities used $39.1 million and $0.6 million, respectively. The primary use of cash during the nine months ended September 30, 2019 was for cash paid at closing of the Neosho and Cortina Acquisitions and for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash during the nine months ended September 30, 2018 was the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019 and 2018, financing activities provided $6.9 million and used $10.2 million, respectively.  During the nine months ended September 30, 2019, the Company borrowed $18.0 million under its term loan with City National Bank and repaid $0.9 million of principal on the term loan.  Distributions to partners during the nine months ended September 30, 2019 and 2018 were $7.4 million and $6.5 million, respectively.  This increase is due to an increase in both distributions to partners and composite tax payments during the nine months ended September 30, 2019 as compared with the prior period. During the nine months ended September 30, 2019 and 2018, the Company paid dividends of $3.9 million and $3.5 million, respectively, to Class A shareholders.  During the nine months ended September 30, 2019 and 2018, we made earnout payments of $0.4 million and $0.5 million, respectively.  During the nine months ended September 30, 2019 and 2018, we received payments from partners on notes receivable of $0.3 million and $1.1 million, respectively.

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

As of September 30, 2019 and December 31, 2018, $17.1 million and $0, respectively, was outstanding under the term loan with City National Bank.

As of September 30, 2019 and December 31, 2018, nothing was outstanding on our revolving credit facility with City National Bank.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bore interest at 5%.  The principal amounts of the notes were payable in three equal installments of approximately $722 thousand on each of June 30, 2016, 2017 and 2018.  As of September 30, 2019 and December 31, 2018, $0 remained outstanding on the notes.  As of September 30, 2019 and 2018 there was no accrued but unpaid interest on the notes payable related to the Jamison Acquisition.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 7, 2019.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2019 AUM	$17.4	$3.7	$2.4	$23.5
December 31, 2018 AUM	$13.9	$2.9	$2.2	$19.0

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

The average value of our assets under management for the three and nine months ended September 30, 2019 was approximately $22.6 billion and $21.3 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.3 billion and $2.1 billion for the three and nine months ended September 30, 2019, respectively, which would cause an annualized increase or decrease in revenues of approximately $11.1 million and $9.9 million for the three and nine months ended September 30, 2019, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2019 of 0.49% and 0.47%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2019 and 2018 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2019.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on October 31, 2019.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	October 31, 2019		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	October 31, 2019		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)