Form 10-K
period 2019-12-31
Silvercrest Asset Management Group Inc.
filed 2020-03-05
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2019

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $112.1 million based on the closing price of $14.03 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2019.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 2, 2020 were 9,485,103 and 4,875,793, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2019, our assets under management were $25.1 billion.

We were founded 17 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2019, we had 790 client relationships with an average size of $31 million that represented approximately 98% of our assets under management. Our top 50 relationships averaged $289 million in size, and such amount represented approximately 58% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 32%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 38%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

Our organic growth has been complemented by selective hiring and by nine successfully completed strategic acquisitions that have expanded not only assets under management, but also our professional ranks, geographic footprint and service capabilities. We believe additional acquisitions will allow us to extend our geographic presence nationally. As we grow, we will maintain our value proposition to continue to deliver to our clients excellent investment performance together with excellent client service, the essence of what differentiates us from our competitors.

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

As of December 31, 2019, approximately 67% of our discretionary assets under management were held for individual clients and 33% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2019, approximately nine percent of our 140 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 23 years and, in some cases, even longer.

On June 26, 2013, Silvercrest completed its corporate reorganization, and on July 2, 2013, Silvercrest closed its initial public offering. Prior to that date, Silvercrest was a private company.

Our headquarters are located in New York City with additional offices in Massachusetts, Virginia, New Jersey, California and Wisconsin. From inception, we have embraced an organizational structure in which the primary functions of client service, investments, technology and operations, and business administration are organized and staffed with professionals who specialize in each of those functions. This structure permits each professional to focus on his or her area of expertise without the distraction of other business responsibilities. At many other firms, the senior professionals are expected to serve multiple roles simultaneously, which we believe dilutes the value to clients and makes scaling the business effectively unachievable. We firmly believe that our business structure represents a better approach and will permit us to greatly expand our business on our existing platform.

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

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 59% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $25.1 billion as of December 31, 2019 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 33 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

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

Acquired Growth

From our inception, our organic growth has been complemented by selective hiring and strategic acquisitions, which have served to enlarge our client base, expand our professional ranks, increase our geographic presence and broaden our service capabilities. We therefore expect to continue to recruit and hire senior portfolio managers with significant client relationships as well as successful investment professionals with capabilities currently not available internally to us. We have used acquisitions to extend our presence into new geographies (Boston, Virginia, New Jersey, California and Wisconsin) and to gain new investment expertise. The nine strategic acquisitions we have successfully completed have allowed us to benefit from economies of scale and scope.

In making acquisitions, we look for firms with compatible professionals of the highest integrity who believe in our high service-high performance model for the business. It is important that their clientele be principally clients of high net worth and it is helpful if they have similar value and growth-based investment methodologies. These firms are attracted to our company by the strength of our brand, the breadth of our services and the integrity of our people. Often these firms are extremely limited in the investment products and services they can offer their clients and it is not uncommon that they have succession or other management issues to resolve. In addition, the high and growing cost of compliance with federal and state laws governing their business is often an added inducement. We believe we will become the partner of choice for many such firms.

Continuing our growth strategy, we intend to establish additional offices in major wealth centers on the West Coast, in the Southwest and in the Midwest in order to be closer to both our clients and to prospective clients.

Our past acquisitions have sharpened our ability to integrate acquired businesses, and we believe that once we identify an acquisition target we will be able to complete the acquisition and integrate the acquired business expeditiously.

Institutional Growth

After eleven years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S. equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 64% of our total assets under management are managed in our proprietary investment strategies.

Our outsourced investment capabilities include alternative investments as well as traditional investment approaches in the categories of domestic large, mid and small cap growth equity, international equities and high-yield bonds.

Proprietary Equity Strategies

Our equity strategies rely on a team-based investment approach and a rigorous investment process. This approach has resulted in returns that exceed relevant market benchmarks. We believe this team approach has provided and will continue to provide consistency to our investment process and results over the long-term. Our investment analysts are generalists who employ a “bottom-up” equity selection methodology based upon their respective value, growth and international investment styles. Our analysts collectively monitor a universe of approximately 250 stocks that are deemed to be attractively valued relative to their business outlook and management’s history of creating shareholder value.

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2019:1

_____________________________________________

1

As of the filing of this annual report our small cap value strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

2	Includes smid cap growth, small cap concentrated, MLP, REIT, core international, international multi cap value, global multi cap value, emerging markets and focused international value strategies.

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/19	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	30.5	14.8	12.0	14.6	9.4
Russell 1000 Value Index		26.5	9.7	8.3	12.2	7.7

Small Cap Value Composite	4/1/02	25.8	6.0	8.7	12.2	10.7
Russell 2000 Value Index		22.4	4.8	7.0	10.1	8.0

Smid Cap Value Composite	10/1/05	26.9	8.8	10.7	13.2	10.2
Russell 2500 Value Index		23.6	6.1	7.2	10.6	7.6

Multi Cap Value Composite	7/1/02	26.7	10.8	10.2	13.6	9.8
Russell 3000 Value Index		26.3	9.3	8.2	12.1	8.3

Equity Income Composite	12/1/03	25.1	12.6	11.7	14.7	12.1
Russell 3000 Value Index		26.3	9.3	8.2	12.1	8.5

Focused Value Composite	9/1/04	22.5	9.4	10.2	13.7	10.7
Russell 3000 Value Index		26.3	9.3	8.2	12.1	8.2

Small Cap Opportunity Composite	7/1/04	27.3	11.4	11.4	13.0	11.2
Russell 2000 Index		25.5	8.6	8.2	11.7	8.4

Small Cap Growth Composite	7/1/04	23.0	14.3	11.9	13.6	10.5
Russell 2000 Growth Index		28.5	12.5	9.3	13.1	9.1

Smid Cap Growth Composite	1/1/06	33.7	18.1	11.9	13.3	10.5
Russell 2500 Growth Index		32.7	15.2	10.8	14.1	10.0

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2019:

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

Employees

As of December 31, 2019, we had 139 full-time employees and one part-time employee.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees continue to remain strong.

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

Set forth below is our holding company structure and ownership as of December 31, 2019.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 5,031,017 Class B units as of December 31, 2019, which represents the right to receive approximately 35.0% of the distributions made by Silvercrest L.P. The principals also collectively hold 35,336 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 0.2% of the distributions made by Silvercrest L.P. The 35,336 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 9,329,879 Class A units, which represents the right to receive approximately 64.8% of the distributions made by Silvercrest L.P. The 35,336 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted this duty to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage 88% of our accounts on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. Section 28(e) of the Securities Exchange Act of 1934, or the Exchange Act, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including The Employee Retirement Income Security Act of 1974, as amended, or ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) we must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to us in carrying out our investment decision-making responsibilities. In permissible circumstances, we may receive technology-based research, market quotation and/or market survey services which are paid for in whole or in part by soft dollar brokerage arrangements. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

CFTC Regulation

SAMG LLC is registered with the CFTC and the National Futures Association, or the NFA, as a commodity pool operator and commodity trading advisor. Registration subjects us and our affiliates to substantive and material restrictions and requirements, including, among other things, reporting, recordkeeping, disclosure, self-examination and training requirements. Registration also subjects us to periodic on-site audits, and the CFTC is authorized to institute proceedings and impose sanctions for violations of the Commodity Exchange Act of 1974, as amended (the “Commodity Exchange Act”) and/or CFTC rules.

Dodd-Frank

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has not caused us to reconsider our basic strategy.  However, certain provisions have, and others may continue to increase regulatory burdens related to compliance costs. The scope of many provisions of the Dodd-Frank Act has been, or will be, determined by implementing regulations, some of which will require lengthy proposal and promulgation periods.

Pursuant to the mandate of the Dodd-Frank Act, the SEC and the CFTC have adopted certain reporting requirements that require us to report certain information about a number of our private funds, commodity pools and commodity trading advisory arrangements, including regulations promulgated under the authority given to the SEC and CFTC under Sections 404 and 406 of the Dodd-Frank Act requiring a Form-PF and/or a CTA-PQR and CTA-PR to be filed by us. These filings have required and will continue to require investments in people and systems to ensure timely and accurate reporting. Further, we will need to monitor compliance with new SEC and CFTC rules concerning swaps and other derivatives, including, among other things, designated trading venues, mandated central clearing arrangements and other conduct requirements.

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

Additionally, the United Kingdom’s withdrawal from the EU under Article 50 of the Treaty of Lisbon means that EU law still will have effect in the UK during a transitional period which is expected to last until December 31 2020 (unless an extension is agreed to between the United Kingdom and the EU). The terms of the United Kingdom’s exit from the EU are not clear, and the shape of the regulatory landscape is not yet defined. The withdrawal process and the uncertainty concerning the United Kingdom’s legal and economic relationship with the EU could cause a period of instability and market volatility, including with respect to opportunity, pricing, regulation and the tax treatment of any United Kingdom investments. It is not possible to ascertain the precise impact these events may have on SAMG LLC.

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

Available Information

We maintain a website at http://ir.silvercrestgroup.com/. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on our website. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, By-Laws, Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter are available on our website (under Corporate Governance) and are available in print without charge to any stockholder requesting them. The SEC maintains a website that contains reports, information statements, and other information regarding issuers like us who file electronically with the SEC. The SEC’s website is located at www.sec.gov.

Item 1A. Risk Factors.

Risks Related to our Investment Performance and the Financial Markets

Volatile market conditions could adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, either of which could materially reduce our revenues and adversely affect our financial condition.

The fees we earn under our investment management agreements with clients are based on the value of our assets under management. The prices of the securities held in the portfolios we manage and, therefore, our assets under management, may decline due to any number of factors beyond our control, including, among others, a declining stock or bond market, general economic downturn, political uncertainty, natural disasters or pandemics (including the most recent coronavirus outbreak), acts of terrorism or other catastrophic or geopolitical events. In connection with the severe market dislocations of 2008 and early 2009, the value of our assets under management declined substantially due primarily to the significant decline in stock prices worldwide. In future periods of difficult market conditions we may experience accelerated client redemptions or withdrawals if clients move assets to investments they perceive as offering greater opportunity or lower risk, which could further reduce our assets under management in addition to market depreciation. The economic outlook remains uncertain and we continue to operate in a challenging business environment. If market conditions, or actions taken by clients in response to market conditions, cause a decline in our assets under management, it would result in lower investment management fees and other revenue. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced, and our business will be negatively affected.

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

We have presented the historical returns of our existing investment strategies outlined under “Business” in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2019 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008, the first quarter of 2009, the second quarter of 2010 and the third quarter of 2015, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies.

As of December 31, 2019, $18.0 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represents approximately 95% of our investment management fees for the twelve months ended December 31, 2019. In addition, $0.8 billion of our assets under management were invested in private partnerships as of December 31, 2019, and the revenue from these private partnerships represents approximately 5% of our investment management fees for the twelve months ended December 31, 2019. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies decided to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

The ability of our investment teams to deliver strong investment performance depends in large part on their ability to identify appropriate investment opportunities in which to invest client assets. If the investment team for any of our strategies is unable to identify sufficiently appropriate investment opportunities for existing and new client assets on a timely basis, the investment performance of the strategy could be adversely affected. In addition, if we determine that there are insufficient investment opportunities available for a strategy, we may choose to limit the growth of the strategy by limiting the rate at which we accept additional client assets for management under the strategy, closing the strategy to all or substantially all new investors or otherwise taking action to limit the flow of assets into the strategy. If we misjudge the point at which it would be optimal to limit access to or close a strategy, the investment performance of the strategy could be negatively impacted. The risk that sufficiently appropriate investment opportunities may be unavailable is influenced by a number of factors, including general market conditions, but is particularly acute with respect to our small cap and smid cap strategies that focus on small-cap investments, and is likely to increase as our assets under management increase, particularly if these increases occur very rapidly. If we are unable to identify appropriate investment opportunities in which to invest client assets, our growth and results of operations may be negatively affected.  As of the filing of this annual report our small cap value strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

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

Even when securities prices are rising generally, portfolio performance may be affected by our investment approach. We employ a long-term investment approach in all of our investment strategies. This investment approach has outperformed the market in some economic and market environments and underperformed it in others. In particular, a prolonged period in which the growth style of investing outperforms the value style may cause portions of our investment strategy to go out of favor with some clients, consultants or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, unfavorable market environments or other difficulties may result in significant withdrawals of client or investor assets, client or investor departures or otherwise result in a reduction in our assets under management.

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

Our International Equity Strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2019, our international equity strategies, which invest primarily in companies domiciled outside of the United States, accounted for approximately 0.7% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty, particularly as a result of the recent decline in economic conditions. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ interests in investing outside the United States. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility. Liquidity also may be adversely affected by political or economic events within a particular country, and our ability to dispose of an investment also may be adversely affected if we increase the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, also may be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our International Equity Strategies and may be particularly acute in the emerging or less developed markets in which we invest.

Risks Related to our Key Professionals

The loss of key investment professionals or members of our senior management team could have a material adverse effect on our business.

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2019, $12 billion, representing 49% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2019 were Small Cap Value, Equity Income, Large Cap Value, Multi Cap Value and Small Cap Opportunity which represented 15%, 9%, 8%, 5% and 4% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

We depend on the contributions of our senior management team led by Richard R. Hough III, our Chairman and Chief Executive Officer, as well as other members of our senior management team. In addition, our senior marketing and client service personnel have direct contact with our clients and their consultants and advisors and other key individuals within each of our distribution channels. The loss of any of these key professionals could limit our ability to successfully execute our business strategy, prevent us from sustaining the historically strong investment performance and adversely affect our ability to retain or attract client assets.

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

Accounts sourced through consultant-led searches have been, and may continue to be, a major component of our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2019 we had approximately $4.1 billion in assets under management from third party distribution channels, which constituted approximately 16% of our total assets under management. If we fail to successfully maintain these third-party distribution channels, our business could be materially and adversely affected. In addition, many of these parties review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through such intermediaries.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $25.1 billion as of December 31, 2019. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

The interest rates under our credit agreement may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate to calculate interest under certain borrowings under our credit facility. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative reference rate to U.S. dollar LIBOR and recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Our credit facility contains a fallback provision providing for alternative rate calculations in the event LIBOR is unavailable, prior to any LIBOR rate transition. As a result, our level of interest payments we incur may change and the new rates we incur may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Future financings could adversely affect us and our common stockholders by diluting existing stockholders or by placing restrictions on our ability to run our business, including making distributions to unitholders.

The subsidiaries of Silvercrest L.P. entered into a credit facility in June 2013, which was amended in July 2019, pursuant to which the subsidiaries of Silvercrest L.P. will be able to borrow up to $25.5 million in principal amount from time to time for working capital needs and other purposes. Although we believe that available borrowings under our credit facility and future cash flow from operations will be sufficient to meet our working capital requirements for normal operations pursuant to our business plan, these sources of capital may not fully fund our growth strategy in the immediate future. If we decide to pursue future acquisitions, we may draw down proceeds from our existing credit facilities and then raise additional capital through the incurrence of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions. This could result in dilution of existing common stockholders’ equity positions, increased interest expense and decreased net income. In addition, significant capital requirements associated with such investments may impair our ability to make distributions to our Class A common stockholders.

Newly enacted laws or regulations and future changes in the taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

Newly enacted laws or regulations, and future changes in the taxation of businesses, may impact our effective tax rate or may adversely affect our business, financial condition and operating results.  For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the corporate income tax rate to 21%, further limited the deductibility of business interest expense, and restricted the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2018. We cannot predict how changes in the laws or regulations, other guidance issued pursuant to such changes, or conforming or non-conforming state tax rules might affect us or our business.  In addition, there can be no assurance that tax laws, including the U.S. corporate income tax rate, would not undergo significant changes in the near future.

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

We have no material assets other than our ownership of Class A units of Silvercrest L.P. and have no independent means of generating revenue. Silvercrest L.P. is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its partnership units, including us. Accordingly, we will incur income taxes on our proportionate share of any net taxable income of Silvercrest L.P. and also will incur expenses related to our operations. Under the terms of its second amended and restated limited partnership agreement, Silvercrest L.P. is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we also will incur expenses related to our operations, including expenses under the tax receivable agreement, which we expect will be significant. We intend to cause Silvercrest L.P. to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreement. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may need to borrow funds, which could have a material adverse effect on our liquidity and financial condition. To the extent we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest at LIBOR plus 300 basis points until paid.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $11.0 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $9.3 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $9.3 million in the aggregate under the tax receivable agreement.

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

We have 9,485,103 shares of our Class A common stock outstanding as of March 2, 2020. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2019, we have reserved for issuance 489,549 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 1330 Avenue of the Americas, 38th Floor, New York, New York 10019, where we occupy approximately 41,000 square feet of space under a lease, the extended terms of which expire on September 30, 2028. We also lease space for our other seven offices. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2019.

Holders

As of March 2, 2020, there were five holders of record of our Class A common stock and 54 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	203,371	$13.89	489,549
Equity compensation plans not approved by security holders	—	—	—
Total	203,371	$13.89	489,549

A total of 1,670,960 shares of Class A common stock were registered, 966,510 restricted stock units were granted in August 2015, 14,373 restricted stock units were granted in May 2016, 105,398 non-qualified stock options were granted in October 2018, 60,742 non-qualified stock options were granted in May 2019 and 34,388 restricted stock units were granted in May 2019, and 489,549 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2019.

Performance Graph

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Management and advisory fees	$97,970	$94,675	$86,542	$76,185	$71,759
Performance fees and allocations	25	25	834	322	11
Family office services	4,157	3,973	3,982	3,755	3,368
Total revenue	102,152	98,673	91,358	80,262	75,138
Expenses:
Compensation and benefits	60,038	57,938	54,143	49,009	42,856
General and administrative	23,241	19,583	16,846	16,617	15,325
Total expenses	83,279	77,521	70,989	65,626	58,181
Income before other income (expense), net	18,873	21,152	20,369	14,636	16,957
Other income (expense), net:
Other income (expense)	255	(15)	5,346	(105)	1,268
Interest income	169	274	47	61	72
Interest expense	(481)	(62)	(112)	(228)	(261)
Equity income (loss) from investments	1,774	1,477	615	304	18
Total other income (expense), net	1,717	1,674	5,896	32	1,097
Income before (provision) benefit for income taxes	20,590	22,826	26,265	14,668	18,054
Provision for income taxes	(5,178)	(5,458)	(13,734)	(4,686)	(6,969)
Net income	15,412	17,368	12,531	9,982	11,085
Less: net income attributable to non-controlling interests	(6,766)	(7,738)	(7,194)	(4,967)	(5,761)
Net income attributable to Silvercrest	$8,646	$9,630	$5,337	$5,015	$5,324

Net income per share/unit:
Basic	$0.98	$1.16	$0.66	$0.62	$0.68
Diluted	$0.98	$1.16	$0.66	$0.62	$0.68

Weighted average shares/units outstanding:
Basic	8,797,118	8,298,354	8,110,128	8,031,161	7,855,038
Diluted	8,799,643	8,302,768	8,117,407	8,038,177	7,855,038

Dividends paid per share	$0.60	$0.56	$0.48	$0.48	$0.48

Selected statements of financial position data:
Total assets	$214,249	$133,363	$117,360	$112,281	$108,211
Notes payable	—	—	740	2,486	4,514
Borrowings under credit facility	16,200	—	—	—	—
Total liabilities	116,442	50,964	45,241	46,197	46,574
Total Silvercrest Asset Management Group Inc.’s equity	65,036	56,047	49,095	47,305	45,835
Non-controlling interests	32,771	26,352	23,024	18,779	15,802

Selected other data:
Assets under management (in billions) (1)	$25.1	$19.0	$21.3	$18.6	$18.1

(1)	As of the last day of the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2019, our assets under management increased 32.1% from $19.0 billion to $25.1 billion.  On July 1, 2019, we acquired $1.7 billion of assets under management in connection with the acquisition of Cortina Asset Management LLC (“Cortina” and “Cortina Acquisition”).

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 36% partnership interest in Silvercrest L.P. as of December 31, 2019 are reflected in non-controlling interests in our Consolidated Financial Statements.

This Item 7 generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018.  Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 7, 2019.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2019	2018	2017
Revenue	$102,152	$98,673	$91,358
Income before other income (expense), net	$18,873	$21,152	$20,369
Net income	$15,412	$17,368	$12,531
Net income margin	15.1%	17.6%	13.7%
Net income attributable to Silvercrest	$8,646	$9,630	$5,337
Adjusted EBITDA (1)	$28,592	$29,646	$27,887
Adjusted EBITDA margin (2)	28.0%	30.0%	30.5%
Assets under management at period end (billions)	$25.1	$19.0	$21.3
Average assets under management (billions) (3)	$22.1	$20.2	$20.0

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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2019	2018	2017
AUM concentrated in Discretionary Managed Accounts	$18.3	$13.7	$15.5
Average AUM For Discretionary Managed Accounts	$16.0	$14.6	$14.4
Discretionary Managed Accounts Revenue (in millions)	$92.9	$87.0	$80.5
Percentage of management and advisory fees revenue	95%	92%	93%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2019	2018	2017
AUM concentrated in Private Funds	$0.5	$0.5	$0.5
Average AUM For Private Funds	$0.5	$0.5	$0.5
Private Funds Revenue (in millions)	$5.1	$7.7	$6.0
Percentage of management and advisory fees revenue	5%	8%	7%

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

The majority of management and advisory fees that we earn on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance and (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.46%, 0.49% and 0.46% for the years ended December 31, 2019, 2018 and 2017, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2019, 2018 and 2017. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Cash compensation and benefits (1)	$57,766	$54,663	$50,895
Non-cash equity-based compensation expense	2,272	3,275	3,248
Total compensation expense	$60,038	$57,938	$54,143

(1)	For the years ended December 31, 2019, 2018 and 2017, $27,229, $27,197 and $24,940 of partner incentive payments were included in cash compensation and benefits expense, respectively.

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

Operating Results

Revenue

Our revenues for the years ended December 31, 2019, 2018 and 2017 are set forth below:

For the Years Ended December 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$97,970	$94,675	$3,295	3.5%
Performance fees and allocations	25	25	—	0.0%
Family office services	4,157	3,973	184	4.6%
Total revenue	$102,152	$98,673	$3,479	3.5%

For the Years Ended December 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Management and advisory fees	$94,675	$86,542	$8,133	9.4%
Performance fees and allocations	25	834	(809)	-97.0%
Family office services	3,973	3,982	(9)	-0.2%
Total revenue	$98,673	$91,358	$7,315	8.0%

The growth in our assets under management from January 1, 2017 to December 31, 2019 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2017	13.8	4.8	18.6	(1)
Gross client inflows	6.8	0.5	7.3
Gross client outflows	(6.2)	(0.5)	(6.7)
Market appreciation	1.6	0.5	2.1
As of December 31, 2017	16.0	$5.3	$21.3	(1)
Gross client inflows	8.0	0.3	8.3
Gross client outflows	(8.4)	(1.1)	(9.5)
Market (depreciation) appreciation	(1.4)	0.3	(1.1)
As of December 31, 2018	$14.2	$4.8	$19.0	(1)
Gross client inflows	10.4	0.6	11.0
Gross client outflows	(8.7)	(0.4)	(9.1)
Market appreciation	2.9	1.3	4.2
As of December 31, 2019	$18.8	$6.3	$25.1	(1)

(1)	Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/19	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	30.5	14.8	12.0	14.6	9.4
Russell 1000 Value Index		26.5	9.7	8.3	12.2	7.7

Small Cap Value Composite	4/1/02	25.8	6.0	8.7	12.2	10.7
Russell 2000 Value Index		22.4	4.8	7.0	10.1	8.0

Smid Cap Value Composite	10/1/05	26.9	8.8	10.7	13.2	10.2
Russell 2500 Value Index		23.6	6.1	7.2	10.6	7.6

Multi Cap Value Composite	7/1/02	26.7	10.8	10.2	13.6	9.8
Russell 3000 Value Index		26.3	9.3	8.2	12.1	8.3

Equity Income Composite	12/1/03	25.1	12.6	11.7	14.7	12.1
Russell 3000 Value Index		26.3	9.3	8.2	12.1	8.5

Focused Value Composite	9/1/04	22.5	9.4	10.2	13.7	10.7
Russell 3000 Value Index		26.3	9.3	8.2	12.1	8.2

Small Cap Opportunity Composite	7/1/04	27.3	11.4	11.4	13.0	11.2
Russell 2000 Index		25.5	8.6	8.2	11.7	8.4

Small Cap Growth Composite	7/1/04	23.0	14.3	11.9	13.6	10.5
Russell 2000 Growth Index		28.5	12.5	9.3	13.1	9.1

Smid Cap Growth Composite	1/1/06	33.7	18.1	11.9	13.3	10.5
Russell 2500 Growth Index		32.7	15.2	10.8	14.1	10.0

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

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Our total revenue increased by $3.5 million, or 3.5%, to $102.2 million for year ended December 31, 2019, from $98.7 million for year ended December 31, 2018. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, and an increase in family office services.

Assets under management increased by $6.1 billion, or 32.1%, to $25.1 billion at December 31, 2019 from $19.0 billion at December 31, 2018.  Our increase in assets under management for the year ended December 31, 2019 was attributable to an increase in discretionary assets under management of $4.6 billion and an increase of $1.5 billion in non-discretionary assets under management. The increase in our discretionary assets under management was driven by market appreciation and net client inflows.  With respect to our discretionary assets under management, equity assets increased by 37.4% during the year ended December 31, 2019 and fixed income assets increased by 12.8% during the same period. With respect to our discretionary assets under management, most of our increase came from our core international, SMID growth, REIT and large cap value strategies with composite returns of   34.6%, 33.7%, 31.9% and 30.8%, respectively, for the year ended December 31, 2019.  Compared to the year ended December 31, 2018, there was an increase of $2.7 billion of client inflows, an increase of $5.3 billion in market appreciation and a decrease of $0.4 billion in client outflows. Our market appreciation during the year ended December 31, 2019 constituted a 16.7% rate of increase in our total assets under management compared to December 31, 2018, as compared to our market depreciation during the year ended December 31, 2018 which constituted a 5.8% rate of decrease in our total assets under management compared to December 31, 2017.  Sub-advised fund management revenue decreased by $0.3 million for the year ended December 31, 2019 as compared to the prior year.  Proprietary fund management revenue decreased by $1.0 million for the year ended December 31, 2019 as compared to the prior year as a result of client redemptions and market performance.  As of December 31, 2019, the composition of our assets under management was 75% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 25% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue increased by $0.2 million, or 4.6%, to $4.2 million for the year ended December 31, 2019 from $4.0 million for the year ended December 31, 2018.

Performance fee revenue remained flat at $25 thousand for the years ended December 31, 2019 and 2018. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
(in billions)	2019	2018	2017
Total AUM as of January 1,	$19.0	$21.3	$18.6
Discretionary AUM:
Total Discretionary AUM as of January 1,	14.2	16.0	13.8
New client accounts/assets	2.4	0.4	0.4	(1)
Closed accounts	(0.4)	(0.2)	(0.1	) (2)
Net cash (outflow)/inflow	(0.3)	(0.6)	0.3	(3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation/(depreciation)	2.9	(1.4)	1.6
Change to Discretionary AUM	4.6	(1.8)	2.2
Total Discretionary AUM at December 31,	18.8	14.2	16.0
Change to Non-Discretionary AUM	1.5	(0.5)	0.5	(5)
Total AUM as of December 31,	$25.1	$19.0	$21.3

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2019, 2018 and 2017 are set forth below:

For the Years Ended December 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$60,038	$57,938	$2,100	3.6%
General and administrative	23,241	19,583	3,658	18.7%
Total expenses	$83,279	$77,521	$5,758	7.4%

For the Years Ended December 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Compensation and benefits (1)	$57,938	$54,143	$3,795	7.0%
General and administrative	19,583	16,846	2,737	16.2%
Total expenses	$77,521	$70,989	$6,532	9.2%

(1)	For the years ended December 31, 2019 and 2018, $27,229 and $27,197, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2019. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Total expenses increased by $5.8 million, or 7.4%, to $83.3 million for the year ended December 31, 2019 from $77.5 million for the year ended December 31, 2018. This increase was primarily attributable to increases in compensation and benefits expense of $2.1 million and an increase in general and administrative expenses of $3.7 million.

Compensation and benefits expense increased by $2.1 million, or 3.6%, to $60.0 million for the year ended December 31, 2019 from $57.9 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in salaries and benefits expenses of $2.5 million primarily as a result of merit-based increases and newly-hired staff, including the addition of Cortina staff, and an increase in the accrual for bonuses of $0.6 million partially offset by a decrease in equity based compensation expense of $1.0 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses increased by $3.6 million, or 18.7%, to $23.2 million for the year ended December 31, 2019 from $19.6 million for the year ended December 31, 2018. This increase was primarily due to an increase in occupancy and related costs of $0.7 million mainly due to an increase in rent expense associated with the extension of the lease for our office space in New York, an increase in the fair value of earnout payments related to the acquisition of Jamison of $0.2 million, an increase in the fair value of earnout payments related to the acquisition of Cortina of $0.2 million, an increase in professional fees of $1.3 million due to an increase in acquisition-related legal fees, an increase in portfolio and systems expenses of $0.5 million due to an increase in accrued soft dollar-related research costs, an increase in depreciation and amortization of $0.8 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, an increase in moving and storage costs of $0.4 million related to the renovations of our New York City office space, an increase in travel and entertainment related expense of $0.4 million and an increase in office expense of $0.1 million.  This was partially offset by a decrease in recruiting costs of $0.4 million, a decrease in in the fair value of earnout payments related to the acquisition of Neosho of $0.3 million, a decrease in the fair value of earnout payments related to the acquisition of Cappiccille of $0.1 million and a decrease in sub-advisory and referral fees of $0.1 million.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$255	$(15)	$270	NM
Interest income	169	274	(105)	-38.3%
Interest expense	(481)	(62)	(419)	675.8%
Equity income from investments	1,774	1,477	297	20.1%
Total other income (expense), net	$1,717	$1,674	$43	2.6%

For the Years Ended December 31,
(in thousands)	2018	2017	2018 vs. 2017 ($)	2018 vs. 2017 (%)
Other income (expense), net	$(15)	$5,346	$(5,361)	-100.3
Interest income	274	47	227	483.0%
Interest expense	(62)	(112)	50	-44.6%
Equity income from investments	1,477	615	862	140.2%
Total other income (expense), net	$1,674	$5,896	$(4,222)	-71.6

NM – Not Meaningful

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Other income (expense), net was flat at $1.7 million for the years ended December 31, 2019 and 2018. There was a $0.2 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2019.  The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes.  Equity income from investments increased by $0.3 million in 2019 as compared with the same period in the prior year as a result of increased performance fee allocations.  Interest expense increased for the year ended December 31, 2019 as compared to the prior year as a result of interest owed on borrowings under the credit facility.  Interest income decreased as a result of lower balances on notes receivable as a result of scheduled repayments.

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

Provision for Income Taxes

Year Ended December 31, 2019 versus Year Ended December 31, 2018

The provision for income taxes was $5.2 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2019 and 2018 was 25.1% and 23.9%, respectively.

Year Ended December 31, 2018 versus Year Ended December 31, 2017

The provision for income taxes was $5.5 million and $13.7 million for the year ended December 31, 2018 and 2017, respectively. The change was a result of tax reform enacted in 2017 which resulted in a reduction in the future federal statutory corporate tax rate.  This change required a revaluation of the deferred tax assets attributable to Silvercrest which resulted in a significant discrete tax expense related to the reduction in future tax benefits.  Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2018 and 2017 was 23.9% and 52.3%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2019	2018	2017
Reconciliation of non-GAAP financial measure:
Net income	$15,412	$17,368	$12,531
GAAP Provision for income taxes	5,178	5,458	13,734
Delaware Franchise Tax	200	200	180
Interest expense	481	62	112
Interest income	(169)	(274)	(47)
Depreciation and amortization	3,191	2,432	2,801
Equity-based compensation	2,272	3,275	3,248
Other adjustments (A)	2,027	1,125	(4,672)
Adjusted EBITDA	$28,592	$29,646	$27,887
Adjusted EBITDA Margin	28.0%	30.0%	30.5%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$15,412	$17,368	$12,531
GAAP Provision for income taxes	5,178	5,458	13,734
Delaware Franchise Tax	200	200	180
Other adjustments (A)	2,027	1,125	(4,672)
Adjusted earnings before provision for income taxes	22,817	24,151	21,773
Adjusted provision for income taxes:
Adjusted provision for income taxes (26%, 26% and 40% assumed tax rate for 2019, 2018 and 2017, respectively)	(5,932)	(6,279)	(8,709)

Adjusted net income	$16,885	$17,872	$13,064

GAAP net income per share (B):
Basic and diluted	$0.98	$1.16	$0.66
Adjusted earnings per share/unit (B):
Basic	$1.18	$1.33	$0.99
Diluted	$1.17	$1.30	$0.95
Net income			$12,531
GAAP Provision for income taxes			13,734
Delaware Franchise Tax			180
Other Adjustments (A)			(4,672)
Adjusted earnings before provision for income taxes			21,773
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)			(5,661)
Adjusted net income			$16,112
Shares/units outstanding:
Basic Class A shares outstanding	9,330	8,518	8,142
Basic Class B shares/units outstanding	5,031	4,934	5,059
Total basic shares/units outstanding	14,361	13,452	13,201
Diluted Class A shares outstanding (C)	9,332	8,522	8,148
Diluted Class B shares/units outstanding (D)	5,066	5,178	5,545
Total diluted shares/units outstanding	14,398	13,700	13,693

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2019	2018	2017
Acquisition costs (a)	$1,371	78	—
Severance	13	—	167
Non-acquisition expansion costs (b)	97	341	194
Other (c)	546	706	(5,033)
Total other adjustments	$2,027	$1,125	$(4,672)

(a)

In 2019, represents legal fees of $156 related to the Neosho Acquisition and legal and other professional fees of $1,182 and insurance costs of $34 related to the acquisition of Cortina.  In 2018, represents legal fees related to the Neosho Acquisition.

(b)	In 2019, 2018 and 2017, represents $97, $341 and $194, respectively, of accrued earnout related to our Richmond, VA office expansion.
(c)

In 2019, represents expenses of $443 related to office renovations and an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, a fair value adjustment to the Jamison contingent purchase price consideration of $214, a fair value adjustment to the Cortina contingent purchase price consideration of $200 and professional fees related to the relocation of network equipment of $5.  This was partially offset by an adjustment to the fair value of our tax receivable agreement of ($200), a fair value adjustment to the Neosho contingent purchase price consideration of ($283) and a fair value adjustment to the Cappiccille contingent purchase price consideration of ($25).  In 2018, represents professional fees $15 for services related to the Tax Cuts and Jobs Act, $494 related to sign on bonuses paid to certain employees, a loss on disposal of certain computer equipment of $37, professional fees related to the relocation of network equipment of $17, professional fees of $6 related to server equipment upgrades, a fair value adjustment to the Jamison contingent purchase price consideration of $52, a fair value adjustment to the Cappiccille contingent purchase price consideration of $54 and true-up adjustment to our tax receivable agreement of $31.  In 2017, represents a sign-on bonus paid to an employee of $207, professional fees of $18 related to a readiness assessment in advance of the requirements of Section 404 of the Sarbanes-Oxley Act as it relates to emerging growth companies and professional fees of $27 related to a technology initiative, compensatory incentive fees of $52 paid to a former Marathon Capital Group, LLC principal and a fair value adjustment to the Cappiccille contingent purchase price consideration of $41.  This was offset by a fair value adjustment to the Jamison contingent purchase price consideration of ($79) and a true-up adjustment to our tax receivable agreement of ($5,299).

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 1,897 and 3,792 unvested restricted stock units at December 31, 2019 and 2018, respectively.
(D)	Includes 35,336 and 243,524 unvested restricted stock units at December 31, 2019 and 2018, respectively

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On June 20, 2019, the revolving credit facility was extended to June 19, 2020.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  As of December 31, 2019 and 2018, there were no borrowings outstanding on the revolving credit facility.  On July 1, 2019, the term loan was amended to increase the facility by $18.0 million to $25.5 million, extend the draw date to July 1, 2024 and to extend the maturity date to July 1, 2026. The borrowers are able to draw up to the full amount of the term loan through July 1, 2024. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.   As of December 31, 2019 and 2018, we had $16.2 million and $0 outstanding under the term loan. We were in compliance with the covenants under the credit facility as of December 31, 2019 and 2018.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2019, December 31, 2018 and December 31, 2017.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash and cash equivalents	$52,832	$69,283	$53,822
Accounts receivable	$8,958	$8,022	$9,436
Due from Silvercrest Funds	$1,697	$1,233	$1,094

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

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2019, 2018 and 2017. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$18,775	$28,857	$29,586
Net cash used in investing activities	(39,380)	(1,756)	(804)
Net cash provided by (used in) financing activities	4,154	(11,640)	(12,477)
Net change in cash	$(16,451)	$15,461	$16,305

Operating Activities

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Operating activities provided $18.8 million and $28.9 million for the years ended December 31, 2019 and 2018, respectively. This difference is primarily the result of a reduction in net income of $2.0 million, a decrease in accrued compensation of $2.4 million, an increase in equity income from investments related to performance fees of $0.3 million, a change in the fair value adjustment to the tax receivable agreement of $0.2 million, a decrease in equity based compensation of $1.0 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding, a decrease in deferred rent of $3.8 million as a result of adopting ASC 842, and an increase in accounts receivable and due from Silvercrest funds of $4.9 million due to the timing of collections.  These changes were partially offset by increased deferred income taxes of $1.0 million mainly related to the extension of the New York City lease, increased distributions received from investment funds related to performance fees of $0.9 million, increased depreciation and amortization of $0.8 million as a result of the Cortina Acquisition and increased prepaid expense and other assets of $1.8 million due to the timing of certain payments to vendors.

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

Investing Activities

Year Ended December 31, 2019 versus Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, investing activities used $39.4 million and $1.8 million, respectively.  The primary use of cash during 2019 was for cash paid at closing of the Neosho and Cortina Acquisitions and for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash in 2018 was for the acquisition of furniture, equipment and leasehold improvements.

Year Ended December 31, 2018 versus Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, investing activities used $1.8 million and $0.8 million, respectively.  The primary use of cash during 2018 and 2017 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Year Ended December 31, 2019 versus Year Ended December 31, 2018

For the years ended December 31, 2019 and 2018, financing activities provided $4.2 million and used $11.6 million, respectively. Borrowings under the credit facility were $18.0 million in 2019.  Dividends of $5.3 million and $4.7 million were paid during each of 2019 and 2018, respectively, to Class A shareholders.  Payments received from partners on notes receivable of $0.3 million in 2019 and $1.1 million in 2018.  Distributions to partners of Silvercrest L.P. of $7.7 million and $6.8 million were paid during 2019 and 2018, respectively.  Repayment of borrowings under the credit facility were $1.8 million in 2019.  Repayments of notes payable were $0.8 million in 2018.

Year Ended December 31, 2018 versus Year Ended December 31, 2017

For the years ended December 31, 2018 and 2017, financing activities used $11.6 million and $12.5 million, respectively. Dividends of $4.7 million and $3.9 million were paid during each of 2018 and 2017, respectively, to Class A shareholders.  Distributions to partners of Silvercrest L.P. of $6.8 million and $6.2 million were paid during 2018 and 2017, respectively.  Repayments of notes payable were $0.8 million in $1.8 million during 2018 and 2017, respectively.  This was partially offset by payments received from partners on notes receivable of $1.1 million in 2018 and $0.4 million in 2017.

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

As of December 31, 2019 and 2018, $16.2 million and $0 was outstanding under our term loan with City National Bank.

As of December 31, 2019 and 2018, there were no borrowings outstanding on our revolving credit facility with City National Bank.

On June 30, 2015, we issued promissory notes in an aggregate principal amount of approximately $2.2 million in connection with the Jamison Acquisition.  The principal amount outstanding under the notes bore interest at 5%.  The principal amounts of the notes were payable in three equal installments of approximately $0.7 million on each of June 30, 2016, 2017 and 2018.  As of December 31, 2019 and 2018, $0 remained outstanding on the notes.  As of December 31, 2019 and 2018 there was no accrued but unpaid interest on the notes payable related to the Jamison Acquisition.

Contractual Obligations

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2019 or December 31, 2018.

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

We measure the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. In relation to our acquisitions of Milbank and Jamison, the fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on our weighted average cost of capital and considered that the overall risk associated with the payments was similar to the overall risks of our business as there is no target, floor or cap associated with the contingent payments.  In relation to the Neosho acquisition, the fair value of the contingent consideration was based on discounted cash flow models using projected revenue from each earnout period.  The discount rate applied to the projected revenue was determined based on the weighted average cost of capital of the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor of cap associated with the contingent payments.  In relation to the Cortina Acquisition, the income approach was used to determine the fair value o the contingent consideration by estimating a range of likely outcomes and payouts given these outcomes.  The potential payouts were estimated using a Monte Carlo simulation and discounted back to their present values using a risk-free discount rate adjusted to account for the Company’s credit or counterparty risk to arrive at the present value of the contingent consideration payments.  The discount rate for the contingent consideration payment was based on the revenue cost of capital for Cortina’s revenue.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2019, 2018 and 2017, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2019 AUM	$18.6	$4.0	$2.5	$25.1
December 31, 2018 AUM	$13.9	$2.9	$2.2	$19.0

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2019 was approximately $22.1 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.2 billion for the year ended December 31, 2019, which would cause an annualized increase or decrease in revenues of approximately $10.2 million for the year ended December 31, 2019, at a weighted average fee rate for the year ended December 31, 2019 of 0.46%.

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

Equity-Based Compensation

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

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2019, 2018 and 2017 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2019.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on our internal controls over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2019 (“2020 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2019 and 2018
(ii)	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
(iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
3.1*

Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2*	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.1*	Specimen Stock Certificate for Shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.2*	Exchange Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.3*	Resale and Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.4*+	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.5**	Description of Capital Stock

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

Exhibit Number	Description

10.9*	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 21, 2017).

10.10*	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 1, 2018).

10.11*	Employment agreement with Richard R. Hough III dated September 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 24, 2018).

10.12*	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 24, 2018).

10.13*	Sixth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 25, 2019).

10.14*	Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed July 2, 2019).

21.1**	List of subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under “Signatures”).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed
**	Filed herewith
***	Furnished herewith
+	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 5, 2020.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2019 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March, 2020:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 5, 2020

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 5, 2020

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 5, 2020

/s/ Richard J. Burns
Richard J. Burns	Director	March 5, 2020

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 5, 2020

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 5, 2020

/s/ Wilmot H. Kidd III
Wilmot H. Kidd III	Director	March 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 5, 2020

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 5, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 5, 2020

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$52,832	$69,283
Investments	1,781	1,493
Receivables, net	8,958	8,022
Due from Silvercrest Funds	1,697	1,233
Furniture, equipment and leasehold improvements, net	6,015	3,436
Goodwill	63,675	25,168
Operating lease assets	33,485	—
Finance lease assets	198	—
Intangible assets, net	29,286	9,893
Deferred tax asset—tax receivable agreement	13,190	12,206
Prepaid expenses and other assets	3,132	2,629
Total assets	$214,249	$133,363
Liabilities and Equity
Accounts payable and accrued expenses	$18,527	$2,947
Accrued compensation	32,252	31,470
Borrowings under credit facility	16,200	—
Deferred rent	—	7,225
Operating lease liabilities	39,848	—
Finance lease liabilities	196	—
Deferred tax and other liabilities	9,419	9,322
Total liabilities	116,442	50,964
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 9,329,879 and 8,518,096 issued and outstanding as of December 31, 2019 and 2018, respectively	93	85
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 5,031,017 and 4,934,103 issued and outstanding as of December 31, 2019 and 2018, respectively	49	48
Additional Paid-In Capital	49,246	43,584
Retained earnings	15,648	12,330
Total Silvercrest Asset Management Group Inc.’s equity	65,036	56,047
Non-controlling interests	32,771	26,352
Total equity	97,807	82,399
Total liabilities and equity	$214,249	$133,363

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2019	2018	2017
Revenue
Management and advisory fees	$97,970	$94,675	$86,542
Performance fees and allocations	25	25	834
Family office services	4,157	3,973	3,982
Total revenue	102,152	98,673	91,358
Expenses
Compensation and benefits	60,038	57,938	54,143
General and administrative	23,241	19,583	16,846
Total expenses	83,279	77,521	70,989
Income before other income (expense), net	18,873	21,152	20,369
Other income (expense), net
Other income (expense), net	255	(15)	5,346
Interest income	169	274	47
Interest expense	(481)	(62)	(112)
Equity income from investments	1,774	1,477	615
Total other income (expense), net	1,717	1,674	5,896
Income before provision for income taxes	20,590	22,826	26,265
Provision for income taxes	(5,178)	(5,458)	(13,734)
Net income	15,412	17,368	12,531
Less: net income attributable to non-controlling interests	(6,766)	(7,738)	(7,194)
Net income attributable to Silvercrest	$8,646	$9,630	$5,337
Net income per share:
Basic	$0.98	$1.16	$0.66
Diluted	$0.98	$1.16	$0.66
Weighted average shares outstanding:
Basic	8,797,118	8,298,354	8,110,128
Diluted	8,799,643	8,302,768	8,117,407

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
December 31, 2016	8,074	$81	4,866	$48	$41,260	$5,916	$47,305	$18,779	$66,084
Distributions to partners	—	—	—	—	—	—	—	(6,205)	(6,205)
Issuance of Class B shares	—	—	13	—	—	—	—	165	165
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(165)	(165)
Equity-based compensation	5	—	243	1	38	—	39	3,209	3,248
Repayment of notes receivable from partners	—	—	—	—	—	—	—	371	371
Net Income	—	—	—	—	—	5,337	5,337	7,194	12,531
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	23	—	23	—	23
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(39)	(39)
Share Conversion	63	—	(63)	—	285	—	285	(285)	—
Dividends paid on Class A common stock - $0.48 per share	—	—	—	—	—	(3,894)	(3,894)	—	(3,894)
December 31, 2017	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(6,773)	(6,773)
Issuance of Class B shares	—	—	6	—	—	—	—	100	100
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation	2	—	243	3	25	—	28	3,247	3,275
Repayment of notes receivable from partners	—	—	—	—	—	—	—	1,119	1,119
Net Income	—	—	—	—	—	9,630	9,630	7,738	17,368
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(25)	—	(25)	—	(25)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(25)	(25)
Share Conversion	374	4	(374)	(4)	1,978	—	1,978	(1,978)	—
Dividends paid on Class A common stock - $0.56 per share	—	—	—	—	—	(4,659)	(4,659)	—	(4,659)
December 31, 2018	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399
Distributions to partners	—	—	—	—	—	—	—	(7,698)	(7,698)
Issuance of Class B shares	—	—	665	7	—	—	7	8,965	8,972
Equity-based compensation	2	—	242	2	23	—	25	2,247	2,272
Repayment of notes receivable from partners	—	—	—	—	—	—	—	291	291
Net Income	—	—	—	—	—	8,646	8,646	6,766	15,412
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1,500	—	1,500	—	1,500
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(13)	(13)
Share Conversion	810	8	(810)	(8)	4,139	—	4,139	(4,139)	—
Dividends paid on Class A common stock - $0.60 per share	—	—	—	—	—	(5,328)	(5,328)	—	(5,328)
December 31, 2019	9,330	$93	5,031	$49	$49,246	$15,648	$65,036	$32,771	$97,807

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income	$15,412	$17,368	$12,531
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,272	3,275	3,248
Depreciation and amortization	3,191	2,432	2,801
Deferred rent	—	3,752	3,037
Deferred income taxes	1,575	570	8,646
Tax receivable agreement fair value adjustment	(200)	30	(5,299)
Non-cash interest on notes receivable from partners	(13)	(25)	(39)
Distributions received from investment funds	1,486	610	322
Equity income from investments	(1,774)	(1,477)	(615)
Other	—	37	1
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(3,647)	1,275	(1,384)
Prepaid expenses and other assets	(823)	(2,665)	2,744
Accounts payable and accrued expenses	514	512	(940)
Accrued compensation	782	3,196	4,477
Other liabilities	—	(51)	(24)
Interest payable on notes payable	—	18	80
Net cash provided by operating activities	18,775	28,857	29,586
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(3,812)	$(1,756)	$(804)
Acquisition of Neosho Capital, LLC	(399)	—	—
Acquisition of Cortina Asset Management, LLC	(35,169)	—	—
Net cash used in investing activities	(39,380)	(1,756)	(804)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(425)	$(447)	$(756)
Borrowings under credit facility	18,000	—	—
Repayments of notes payable	(1,800)	(758)	(1,826)
Principal payments on financing leases	(107)	(122)	(166)
Operating lease liabilities	1,221	—	—
Distributions to partners	(7,698)	(6,773)	(6,205)
Dividends paid on Class A common stock	(5,328)	(4,659)	(3,895)
Payments from partners on notes receivable	291	1,119	371
Net cash provided by (used in) financing activities	4,154	(11,640)	(12,477)
Net (decrease) increase in cash and cash equivalents	(16,451)	15,461	16,305
Cash and cash equivalents, beginning of year	69,283	53,822	37,517
Cash and cash equivalents, end of year	$52,832	$69,283	$53,822

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$4,274	$5,953	$1,713
Interest	439	39	115

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$—	$100	$165
Earnout accrual for acquisition of Neosho Capital, LLC	1,403	—	—
Issuance of Class B units of Silvercrest L. P. in conjunction with the acquisition of Neosho	20	—	—
Issuance of Class B shares of Silvercrest Asset Management Group Inc. in conjunction with the acquisition of Neosho, par value $0.01	—	—	—
Earnout accrual for acquisition of Cortina Asset Management, LLC	14,000	—	—
Issuance of Class B units of Silvercrest L. P. in conjunction with the acquisition of Cortina	8,945	—	—
Issuance of Class B shares of Silvercrest Asset Management Group Inc. in conjunction with the acquisition of Cortina, par value $0.01	7	—	—
Recognition of deferred tax assets as a result of share conversions	1,057	1,235	279
Assets acquired under capital leases	115	11	301
Operating lease assets (ASC 842 adoption)	33,485	—	—
Finance lease assets (ASC 842 adoption)	198	—	—
Operating lease liabilities (ASC 842 adoption)	39,848	—	—
Finance lease liabilities (ASC 842 adoption)	196	—	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2019, 2018 and 2017

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,329,879 Class A units or approximately 64.1% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”) acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”).  On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”).  On January 1, 2019, SLP acquired certain assets of Neosho Capital LLC (“Neosho”).  On July 1, 2019, SLP acquired substantially all assets of Cortina Asset Management (“Cortina”).  See Notes 3, 7 and 8 for additional information related to the acquisition, goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the IPO and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that will require it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. This will be Silvercrest’s obligation and not the obligation of SLP. As of December 31, 2019, this liability is estimated to be $9,317 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition.  Silvercrest expects to benefit from the remaining 15% of cash savings, if any, realized.

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

For the years ended December 31, 2019, 2018 and 2017, the valuation adjustment to the TRA related to the underlying deferred tax assets was $200, ($30) and $5,299, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the years ended December 31, 2019, 2018 and 2017, Silvercrest made TRA payments totaling $583, $777 and $731, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the years ended December 31, 2019, 2018 and 2017.  All intercompany transactions and balances have been eliminated.

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

SLP considers whether the fund is a voting interest entity (“VoIE”) in which the unaffiliated limited partners have substantive “kick-out” rights that provide the ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause. SLP considers the “kick-out” rights to be substantive if the general partner for the fund can be removed by the vote of a simple majority of the unaffiliated limited partners and there are no significant barriers to the unaffiliated limited partners’ ability to exercise these rights in that among other things, (1) there are no conditions or timing limits on when the rights can be exercised, (2) there are no financial or operational barriers associated with replacing the general partner, (3) there are a number of qualified replacement investment advisors that would accept appointment at the same fee level, (4) each fund’s documents provide for the ability to call and conduct a vote, and (5) the information necessary to exercise the kick-out rights and related vote are available from the fund and its administrator.

If the fund is a variable interest entity, SLP then determines whether it has a variable interest in the fund, and if so, whether SLP is the primary beneficiary.  In determining whether SLP is the primary beneficiary, SLP evaluates its control rights as well as economic interests in the entity held either directly or indirectly by SLP. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that SLP is not the primary beneficiary, a quantitative analysis may also be performed. Amendments to the governing documents of the respective Silvercrest Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, SLP assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

As of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2019 and 2018, Silvercrest holds approximately 64.8% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP that is held by the limited partners. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

Segment Reporting

The Company views its operations as comprising one operating segment, the investment management industry. Each of the Company’s acquired businesses have similar economic characteristics and have been fully integrated upon acquisition. Furthermore, our chief operating decision maker, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2018. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2019, 2018 and 2017.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future growth rates used to produce financial projections and the selection of unobservable inputs and other assumptions. The inputs used in establishing the fair value are in most cases unobservable and reflect the Company's own judgments about the assumptions market participants would use in pricing the assets acquired and liabilities assumed. Contingent consideration is recorded as part of the purchase price when such contingent consideration is not based on continuing employment of the selling shareholders. Contingent consideration that is related to continuing employment is recorded as compensation expense. Payments made for contingent consideration recorded as part of an acquisition’s purchase price are reflected as financing activities in the Company’s Consolidated Statements of Cash Flows.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2019, 2018 and 2017, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2019 and 2018. No goodwill impairment charges were recorded during the years ended December 31, 2019, 2018 and 2017.

Intangible assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.

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

The majority of management and advisory fees that the Company earns on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance and (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance. The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s client relationships pay a blended fee rate since they are invested in multiple strategies.

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

The new standard provides a number of optional practical expedients as part of transition accounting. The Company elected the “package of practical expedients”, which allowed the Company to avoid reassessing its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements as these were not applicable to the Company.

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

The Company has completed the accounting for the income tax effects under the TCJA that is relevant to the Company and required to be recorded and disclosed pursuant to ASC 740. The Company believes that the accounting is final relative to the TCJA and there are no provisional amounts. The Consolidated Financial Statements reflect all such adjustments and disclosures related to the TCJA that are required under the guidance referenced above.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification. The rule amends certain disclosure requirements that have become redundant, overlapping, outdated or superseded. The rule became effective for the Company’s quarterly report for the period ended September 30, 2018, with the ability to adopt the changes in that period, or defer until 2019.  As such, the Company elected to defer the changes to the interim period disclosure rules related to changes to shareholders’ equity until its first quarter report in 2019.  The adoption of this rule did not have a material effect on the Company’s Consolidated Financial Statements.

3. ACQUISITIONS

Cortina:

On April 12, 2019, SAMG LLC and SLP entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cortina Asset Management, LLC, a Wisconsin limited liability company (“Cortina”), and certain interest holders of Cortina (together, the “Principals of Cortina”) to acquire, directly or through a designated affiliate, substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services (the “Cortina Acquisition”).

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

A fair value adjustment to contingent purchase price consideration of $200 was recorded at December 31, 2019 and is included in general and administrative expenses in the Consolidated Statement of Operations for the year then ended.  SAMG LLC has a liability of $14,000 as of December 31, 2019 related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

Cortina revenue and income before provision for income taxes for the twelve months ended December 31, 2019 that are included in the Condensed Consolidated Statement of Operations are $6,241and $1,923, respectively.

During 2019, the Company incurred $1,148 in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

Cash paid on date of acquisition	$17,072
Term loan with City National Bank drawdown	18,000
Units issued	8,952
Contingent consideration	13,800
Total purchase consideration	$57,824

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The method for determining relative fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as future growth rates used to produce financial projections for Cortina and the selection of unobservable inputs and other assumptions. The inputs used in establishing the fair value are in most cases unobservable and reflect the Company's own judgments about the assumptions market participants would use in pricing the assets acquired and liabilities assumed.

The following table summarizes the amounts preliminarily allocated to acquired assets and assumed liabilities.  The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill and intangible assets.

Total fair value of tangible assets acquired and liabilities assumed	$—
Goodwill	36,324
Customer relationships (15 years)	21,500
Total purchase consideration	$57,824

The purchase price allocations have been finalized as of December 31, 2019.

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

	Pro Forma Year Ended December 31, 2019	Pro Forma Year Ended December 31, 2018
Revenue	$108,345	$112,941
Net Income	$15,990	$20,422

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired substantially all of the business and assets of the Seller, a provider of investment management and advisory services, including goodwill and the benefit of the amortization of goodwill related to such assets. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of (1) a cash payment of $399 (net of cash acquired) and (2) Class B units of SLP issued to the Principals of Neosho with a value equal to $20 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest. The Company determined that the acquisition-date fair value of the contingent consideration was $1,686, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make a payment of $300 to the Principals of Neosho on the first anniversary of the closing date.  SAMG LLC will make earnout payments to the Principals of Neosho as soon as practicable following December 31, 2020, 2021, 2022 and 2023, in an amount equal to the greater of (i) $100 and (ii) the product obtained by multiplying (x) 50% by (y) the revenue of Neosho as of such payment date less the revenue of Neosho as of the immediately preceding payment date for the prior year.   Earnout payments will be paid 75% in cash and 25% in equity.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated with the contingent payments.

A fair value adjustment to contingent purchase price consideration of ($283) was recorded at December 31, 2019 and is included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended.  The Company has a liability of $1,403 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of December 31, 2019 for contingent consideration.

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

A fair value adjustment to contingent purchase price consideration of ($25), $54 and $41 was recorded at December 31, 2019, 2018 and 2017, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $101 and $231 related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2019 and 2018, respectively, for contingent consideration.  During the years ended December 31, 2019 and 2018, the Company made contingent purchase price payments to Cappiccille of $105 and $102, respectively.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired (i) substantially all of the business and assets of the Seller, an investment adviser, including goodwill and the benefit of the amortization of goodwill related to such assets and (ii) the personal goodwill of the Principals of Jamison. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Jamison an aggregate purchase price consisting of (1) cash payments in the aggregate amount of $3,550 (the “Closing Cash Payment”), (2) a promissory note issued to the Seller in the principal amount of $394, with an interest rate of 5% per annum (the “Seller Note”), (3) promissory notes in varying amounts issued to each of the Principals of Jamison for an aggregated total amount of $1,771, each with an interest rate of 5% per annum (together, the “Principals of Jamison Notes”) and (4) Class B units of SLP (the “Class B Units”) issued to the Principals of Jamison with a value equal to $3,562 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest (together, the “Equity Consideration”). The Company determined that the acquisition-date fair value of the contingent consideration was $1,429, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make earnout payments to the Principals of Jamison as soon as practicable following December 31, 2015, 2016, 2017, 2018, 2019 and during 2020, in an amount equal to 20% of the EBITDA attributable to the business and assets of Jamison (the “Jamison Business”), based on revenue gained or lost post-transaction during the twelve months ended on the applicable determination date, except that the earnout payment for 2015 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between the closing date of the Jamison Acquisition and December 31, 2015 and the earnout payment for 2020 shall be equal to 20% of the EBITDA attributable to the Jamison Business for the period between January 1, 2020 and the fifth anniversary of the closing date of the Jamison Acquisition.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statement of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the to the projected EBITDA was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.  The Company has a liability of $418 and $524 related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2019 and 2018, respectively, for contingent consideration.

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

A fair value adjustment to contingent purchase price consideration of $214, $52 and ($79) was recorded at December 31, 2019, 2018 and 2017, respectively, and is included in general, and administrative expenses in the Consolidated Statement of Operations for each of the years then ended. The Company has a liability of $418 and $524 related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2019 and 2018, respectively, for contingent consideration.  During the years ended December 31, 2019 and 2018, the Company made contingent purchase price payments to Jamison of $320 and $345, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $1,781 and $1,493 as of December 31, 2019 and 2018, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2019 and 2018, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2019 and 2018, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

At December 31, 2019 and December 31, 2018, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$52,832	$52,832	$69,283	$69,283	Level I	(1)
Investments	$1,781	$1,781	$1,493	$1,493	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$16,200	$16,200	$—	$—	Level II	(3)

(1)	Includes $1,392 and $17,200 of cash equivalents at December 31, 2019 and 2018, respectively, that fall under Level I in the fair value hierarchy.
(2)

Investments consist of the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates.  Fair value of investments is based on the net asset value of the affiliated investment funds which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.

(3)

The carrying value of borrowings under the revolving credit agreement and the contingent consideration related to acquisition earnouts approximate fair value, which is determined based on interest rates currently available to the Company for similar debt and the weighted average cost of capital of the Company.

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2019 and December 31, 2018:

	2019	2018
Management and advisory fees receivable	$4,981	$3,358
Unbilled receivables	4,596	3,036
Other receivables	2	2,249
Receivables	9,579	8,643
Allowance for doubtful receivables	(621)	(621)
Receivables, net	$8,958	$8,022

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2019 and December 31, 2018:

	2019	2018
Leasehold improvements	$7,783	$5,229
Furniture and equipment	6,541	6,022
Artwork	502	483
Total cost	14,826	11,734
Accumulated depreciation and amortization	(8,811)	(8,298)
Furniture, equipment and leasehold improvements, net	$6,015	$3,436

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $978, $747, and $975, respectively.

During 2019, the Company wrote off leased assets of $310 that were fully depreciated as of December 31, 2019.  During 2018, the Company disposed of computer equipment with a cost of $989 and accumulated depreciation of $952.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2019 and December 31, 2018:

	2019	2018
Beginning
Gross balance	$42,583	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	25,168	25,168
Acquisition of Neosho	2,183	—
Acquisition of Cortina	36,324	—
Ending
Gross balance	81,090	42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$25,168

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2019 and December 31, 2018:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Acquisition of Cortina	21,500	—	21,500
Balance, December 31, 2019	44,060	2,467	46,527
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(1,946)	(161)	(2,107)
Balance, December 31, 2019	(14,833)	(2,408)	(17,241)
Net book value	$29,227	$59	$29,286
Cost
Balance, January 1, 2018	$22,560	$2,467	$25,027
Balance, December 31, 2018	22,560	2,467	25,027
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2018	(11,367)	(2,082)	(13,449)
Amortization expense	(1,520)	(165)	(1,685)
Balance, December 31, 2018	(12,887)	(2,247)	(15,134)
Net book value	$9,673	$220	$9,893

Amortization expense related to intangible assets was $2,107, $1,685 and $1,826 for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2020	$2,733
2021	2,629
2022	2,575
2023	2,416
2024	2,289
Thereafter	16,644
Total	$29,286

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

As of December 31, 2019 and 2018, the Company did not have any outstanding borrowings under the revolving credit loan.  As of December 31, 2019 and 2018, the Company had $16.2 million and $0, respectively, outstanding under the term loan.  There was no accrued but unpaid interest as of December 31, 2019 or 2018.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $460, $21 and $17 for the years ended December 31, 2019, 2018 and 2017.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2019, 2018 and 2017 amounted to $6,214, $5,779, and $4,369, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2019, 2018 and 2017 of $106, $216, and $278, respectively. Therefore, for the years ended December 31, 2019, 2018 and 2017, net rent expense amounted to $6,108, $5,563, and $4,091, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2019 and 2018.  The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2019 and 2018.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and expired July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.  In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease.  This expansion was to occur on or about October 1, 2017, and the lease is extended to November 30, 2024.  This was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028.  The amended lease provides for a rent credit of $40.  Monthly rent expense under the amended lease is $10.

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA.  The lease commenced on June 30, 2015 and expired on June 30, 2018.  On June 6, 2019, the Company extended this lease for three years, with the new term beginning on July 1, 2019 and expiring on June 30, 2022.  Monthly rent expense is $2.  The Company paid a refundable security deposit of $2.

In connection with the Jamison Acquisition, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease, as extended, expires on March 31, 2022.  Monthly rent expense on the Bedminster lease is $11.  The Bedminster lease is subject to escalation clauses and provides for a rent-fee period of four months.  The Princeton lease, as extended, expired on April 30, 2016.

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

With the Neosho Acquisition, the Company assumed a lease agreement for office space in La Jolla, CA.  The lease expires January 31, 2020.  Monthly rent expense is $3.  On November 5, 2019, the Company entered into a lease agreement for office space in San Diego, CA.  The lease commences on February 1, 2020 and expires on June 30, 2025.  The lease is subject to escalation clauses and provides for a rent-free period of four months and for tenant improvements of up to $27.  Monthly rent expense under this lease will be $12.

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI.  The lease expires December 31, 2020.  Monthly rent expense is $12.

The components of lease expense for the year ended December 31, 2019 is as follows:

Year Ended December 31, 2019
Operating Lease Cost	$5,937
Finance Lease Cost:
Amortization of ROU assets	106
Interest on lease liabilities	8
Total	$114

Future minimum lease payments and rentals under lease agreements for office space which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2020	$6,398	$(154)	$6,244
2021	6,370	(35)	6,335
2022	6,244	(35)	6,209
2023	5,928	(6)	5,922
2024	6,008	—	6,008
Thereafter	22,067	—	22,067
	53,015	(230)	52,785
Weighted-average remaining lease term – operating leases (months)			101.6
Weighted-average discount rate			4.3%

The Company has finance leases for certain office equipment. The Company entered into a finance lease agreement for a telephone system during 2014.  The amount financed was $321 and the lease has a term of five years, which began on March 1, 2014.   Monthly minimum lease payments were $5, and continued through November 30, 2018.   On June 30, 2015, the Company assumed certain finance leases for equipment totaling $253 as part of the Jamison Acquisition.  In July 2015, the Company entered into a finance lease for a copier.  The amount financed was $21 and the lease has a term of three years, which began on July 1, 2015.  Monthly minimum lease payments were $1, and continued through June 30, 2018.  In October 2015, the Company entered in a finance lease for a copier.  The amount financed was $18 and the lease has a term of three years, which began on November 1, 2015.  Monthly minimum lease payments were $1, and continued through October 31, 2018.  In January 2017, the Company entered into a finance lease agreement for a copier.  The amount financed was $11 and the lease has a term of two years, which began on January 1, 2017.  Monthly minimum lease payments were $1, and continued through December 31, 2018.  In January 2017, the Company entered into a finance lease agreement for two copiers.  The amount financed was $152 and the lease has a term of five years, which began on February 1, 2017.  Monthly minimum lease payments are $3, and continue through January 31, 2022.  In July 2017, the Company entered into a lease agreement for four copiers.  The amount financed was $72 and the lease has a term of three years, which began on July 1, 2017.  Monthly minimum lease payments are $2, and continue through June 30, 2020.  In March 2018, the Company entered into a lease agreement for a copier.  The amount financed was $11 and the lease has a term of three years, which began on March 1, 2018.  Monthly minimum lease payments are $0.3, and continue through February 28, 2021.  In March 2019, the Company entered into a lease agreement for a copier.  The amount financed was $13 and the lease has a term of three years, which began on March 1, 2019.  Monthly minimum lease payments are $0.4, and continue through February 28, 2022.  In March 2019, the Company entered into an additional lease agreement for a copier.  The amount financed was $12 and the lease has a term of 39 months, which began on March 1, 2019.  Monthly minimum lease payments are $0.4, and continue through May 31, 2022. In July 2019, the Company assumed a lease agreement for a copier as part of the acquisition of Cortina.  Monthly minimum lease payments are $1 and continue through November 2021.  In August 2019, the Company entered into a lease agreement for two copiers.  The amount financed was $51 and the lease has a term of three years, which began on August 1, 2019.  Monthly minimum lease payments are $1, and continue through July 31, 2022. The aggregate principal balance of finance leases was $196 and $188 as of December 31, 2019 and 2018, respectively.

The assets relating to finance leases that are included in equipment are as follows:

December 31, 2019
Finance lease assets included in furniture and equipment	$679
Finance lease assets included in software	—
Less: Accumulated depreciation and amortization	(481)
$198

Depreciation expense relating to finance lease assets was $106, $146 and $142 for the years ended December 31, 2019, 2018 and 2017, respectively.

Future minimum lease payments under finance leases are as follows:

Minimum Lease Commitments
2020	$107
2021	69
2022	15
2023	5
Total	196

Weighted-average remaining lease term – finance leases (months)	23.1
Weighted-average discount rate	4.6%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $7,698, $6,773 and $6,205 for the years ended December 31, 2019, 2018 and 2017, respectively.   Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2019, 2018 and 2017 amounted to $27,199, $24,935 and $21,177, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2019, 2018 and 2017.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the years ended December 31, 2019, 2018 and 2017, SLP accrued partner incentive allocations of $27,229, $27,197 and $25,101, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2019
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,329,879	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	5,031,017	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2016, Silvercrest granted 10,582 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 1,896 remain unvested as of December 31, 2019.
(3)	Each share of Class B common stock is entitled to one vote per share.

(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 5,031,017 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 35,336 restricted stock units which will vest and settle in the form of Class B units of SLP. The 35,336 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the year ended December 31, 2019, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2019		8,518,096
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2019	17,074
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2019	84,268
Issuance of Class A common stock upon vesting of restricted stock units	May 2019	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2019	2,386
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2019	556,293
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2019	16,054
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	December 2019	133,812
Class A common shares outstanding - December 31, 2019		9,329,879

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2019		4,934,103
Issuance of Class B common stock in connection with the Neosho Acquisition	January 2019	1,516
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2019	(17,074)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2019	(84,268)
Issuance of Class B common stock upon vesting of restricted stock units	May 2019	948
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2019	(2,386)
Issuance of Class B common stock in connection with the Cortina Acquisition	July 2019	662,713
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2019	(556,293)
Issuance of Class B common stock upon vesting of restricted stock units	August 2019	241,624
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2019	(16,054)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	December 2019	(133,812)
Class B common shares outstanding - December 31, 2019		5,031,017

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

In November 2019, the Company redeemed from certain existing partners 16,054 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In December 2019, the Company redeemed from certain existing partners 133,812 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$924	$1,918
New notes receivable issued to partners	—	100
Repayment of notes	(291)	(1,119)
Interest accrued and capitalized on notes receivable	12	25
Ending balance	$645	$924

Full recourse notes receivable from partners as of December 31, 2019 and 2018 are $645 and $924, respectively.  There were no limited recourse notes receivable from partners as of December 31, 2019 and 2018. There is no allowance for credit losses on notes receivable from partners as of December 31, 2019 and 2018.

13. RELATED PARTY TRANSACTIONS

During 2019 and 2018, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•	the domesticated Silvercrest Hedged Equity Fund, L.P. (formed in 2011 and formerly Silvercrest Hedged Equity Fund),
•	Silvercrest Hedged Equity Fund (International), Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.),
•	the domesticated Silvercrest Emerging Markets Fund, L.P. (formed in 2011 and formerly Silvercrest Emerging Markets Fund) (currently in liquidation),
•	Silvercrest Market Neutral Fund (currently in liquidation),
•	Silvercrest Market Neutral Fund (International) (currently in liquidation),
•	Silvercrest Municipal Advantage Master Fund LLC,
•	Silvercrest Municipal Advantage Portfolio A LLC,
•	Silvercrest Municipal Advantage Portfolio P LLC,
•	Silvercrest Municipal Advantage Portfolio S LLC (formed in 2015),
•	the Silvercrest Jefferson Fund, L.P. (formed in 2014), and
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

For the years ended December 31, 2019, 2018 and 2017 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $5,104, $6,458, and $6,049, respectively, and performance fees and allocations of $1,774, $1,477, and $613, respectively, of which $1,774, $1,477 and $613, respectively, is included in equity income from investments and $0, $0 and $0, respectively, is included in performance fees in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company was owed $1,697 and $1,233, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2019, 2018 and 2017, the Company earned advisory fees of $1,470, $1,191 and $985, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2019 and 2018, the Company is owed approximately $137 and $31, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

	Year Ended December 31,
	2019	2018	2017
Current Provision:
Federal	$1,225	$1,835	$2,492
State and local	2,378	3,053	2,596
Total Current Provision	3,603	4,888	5,088
Deferred Provision:
Federal	1,014	465	8,062
State and local	561	105	584
Total Deferred Provision	1,575	570	8,646
Total Provision for Income Taxes	$5,178	$5,458	$13,734

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.

As of December 31, 2019 and 2018, the Company had a net deferred tax asset of $13,103 and $12,093, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2019	2018
Deferred tax assets
Intangible assets	$14,064	$12,886
Deferred leases	1,206	—
Other	—	133
Total deferred tax assets	$15,270	$13,019
Deferred tax liabilities
Intangible assets	$245	$246
Right of use assets	1,014	—
Investment on underlying SLP partnership	874	680
Other	34	—
Total deferred tax liabilities	$2,167	$926
Net deferred tax assets (liabilities)	$13,103	$12,093

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax rate	21.00%	21.00%	35.00%
Income passed through to Partners	(7.78)%	(8.29)%	(11.38)%
State and local income taxes	12.01%	11.73%	8.14%
Permanent items	(0.44)%	(0.16)%	(6.70)%
Discrete expenses due to Corporate Tax Reform	—%	(0.40)%	27.69%
Other	0.36%	0.03%	(0.46)%
Effective income tax rate	25.15%	23.91%	52.29%

As of December 31, 2019, the Company had net tax receivables of $1,265 which consisted of net federal and state and local tax receivables of $939 and $326, respectively.  As of December 31, 2018, the Company had net tax receivables of $445 which consisted of net federal and state and local tax receivables of $423 and $22, respectively.

Of the total net deferred taxes at December 31, 2019 and 2018, $31 and $43, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2019, the Company’s U.S. federal income tax returns for the years 2016 through 2019 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2019 and 2018.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2019 and 2018, 489,549 and 584,679 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

A summary of the NQO grants by the Company as of December 31, 2019 and 2018 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2018	—	$—
Granted in October 2018	105,398	13.97
Total granted at December 31, 2018	105,398	$13.97
Granted in May 2019	60,742	14.54
Total granted at December 31, 2019	166,140	$13.97 – 14.54

A summary of the RSU grants by the Company as of December 31, 2019 and 2018 is presented below:

Restricted Stock Units Granted
Units	Fair Value per unit

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2018	491,786	$13.19 – 13.23
Vested in May 2018	(2,843)	(13.19)
Vested in August 2018	(241,627)	(13.23)
Total granted at December 31, 2018	247,316	$13.19 – 13.23
Granted in May 2019	34,388	14.54
Vested in May 2019	(2,843)	(13.19)
Vested in August 2019	(241,627)	(13.23)
Total granted at December 31, 2019	37,234	$13.19 – 14.54

For the years ended December 31, 2019 and 2018, the Company recorded compensation expense related to such RSUs and NQOs of $2,272 and $3,275, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended.  As of December 31, 2019 and 2018, there was $945 and $2,392, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2019 and 2018, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.62 and 1.51 years, respectively.

For the years ended December 31, 2019 and 2018, the Company recorded total compensation expense related to such Restricted Stock Units and Non-Qualified Options of $2,272 and $3,275, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2019, 2018 and 2017, Silvercrest made matching contributions of $87, $86 and $75, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2019, 2018 and 2017, the Company utilized “soft dollar” credits of $997, $772 and $859, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2019 and 2018.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$22,572	$23,897	$27,845	$27,838
Income before other income (expense), net	$3,999	$4,430	$6,301	$4,143
Net income	$3,045	$3,351	$4,823	$4,193
Net income attributable to Silvercrest	$1,709	$1,864	$2,653	$2,420
Net income per share/unit - basic	$0.20	$0.22	$0.30	$0.26
Net income per share/unit - diluted	$0.20	$0.22	$0.30	$0.26
Weighted average shares/units outstanding - basic	8,519,058	8,584,614	8,870,674	9,205,770
Weighted average shares/units outstanding - diluted	8,522,850	8,587,156	8,872,571	9,207,667

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$24,331	$24,577	$24,932	$24,833
Income before other income (expense), net	$5,294	$5,453	$5,166	$5,239
Net income	$4,050	$4,193	$3,893	$5,232
Net income attributable to Silvercrest	$2,231	$2,337	$2,162	$2,900
Net income per share/unit - basic	$0.27	$0.28	$0.26	$0.35
Net income per share/unit – diluted	$0.27	$0.28	$0.26	$0.35
Weighted average shares/units outstanding - basic	8,187,279	8,288,392	8,321,927	8,393,294
Weighted average shares/units outstanding - diluted	8,192,966	8,292,809	8,325,718	8,397,085

*****