Form 10-Q
period 2020-03-31
Silvercrest Asset Management Group Inc.
filed 2020-04-30
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-35733

Silvercrest Asset Management Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-5146560
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of April 28, 2020 was 9,505,765 and 4,855,131, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: declines in the financial markets and/or disruption in our operations caused by the coronavirus (COVID-19) pandemic, incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$32,753	$52,832
Investments	777	1,781
Receivables, net	6,961	8,958
Due from Silvercrest Funds	1,891	1,697
Furniture, equipment and leasehold improvements, net	5,915	6,015
Goodwill	63,675	63,675
Operating lease assets	33,162	33,485
Finance lease assets	162	198
Intangible assets, net	28,582	29,286
Deferred tax asset—tax receivable agreement	11,419	13,190
Prepaid expenses and other assets	3,864	3,132
Total assets	$189,161	$214,249
Liabilities and Equity
Accounts payable and accrued expenses	$11,759	$18,527
Accrued compensation	8,342	32,252
Borrowings under credit facility	15,300	16,200
Operating lease liabilities	39,448	39,848
Finance lease liabilities	160	196
Deferred tax and other liabilities	10,358	9,419
Total liabilities	85,367	116,442
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,505,765 and 9,329,879 issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	95	93
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,855,131 and 5,031,017 issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	47	49
Additional Paid-In Capital	50,040	49,246
Retained earnings	19,660	15,648
Total Silvercrest Asset Management Group Inc.’s equity	69,842	65,036
Non-controlling interests	33,952	32,771
Total equity	103,794	97,807
Total liabilities and equity	$189,161	$214,249

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Revenue
Management and advisory fees	$27,388	$21,589
Family office services	977	983
Total revenue	28,365	22,572
Expenses
Compensation and benefits	15,708	13,363
General and administrative	43	5,210
Total expenses	15,751	18,573
Income before other income (expense), net	12,614	3,999
Other income (expense), net
Other income (expense), net	7	7
Interest income	6	70
Interest expense	(191)	(8)
Total other income (expense), net	(178)	69
Income before provision for income taxes	12,436	4,068
Provision for income taxes	2,746	1,023
Net income	9,690	3,045
Less: net income attributable to non-controlling interests	(4,158)	(1,336)
Net income attributable to Silvercrest	$5,532	$1,709
Net income per share:
Basic	$0.59	$0.20
Diluted	$0.59	$0.20
Weighted average shares outstanding:
Basic	9,391,367	8,519,058
Diluted	9,396,072	8,522,850

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2019	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399
Distributions to partners	—	—	—	—	—	—	—	(2,285)	(2,285)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	291	291
Equity-based compensation	—	—	—	—	6	—	6	836	842
Issuance of Class B shares	—	—	2	—	—	—	—	20	20
Net Income	—	—	—	—	—	1,709	1,709	1,336	3,045
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	9	—	9	—	9
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(3)	(3)
Share conversion	17	—	(17)	—	97	—	97	(97)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,278)	(1,278)	—	(1,278)
March 31, 2019	8,535	$85	4,919	$48	$43,696	$12,761	$56,590	$26,450	$83,040

January 1, 2020	9,330	$93	5,031	$49	$49,246	$15,648	$65,036	$32,771	$97,807
Distributions to partners	—	—	—	—	—	—	—	(2,226)	(2,226)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	300	300
Equity-based compensation	—	—	—	—	9	—	9	100	109
Net Income	—	—	—	—	—	5,532	5,532	4,158	9,690
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(364)	—	(364)	—	(364)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	176	2	(176)	(2)	1,149	—	1,149	(1,149)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	(1,520)	(1,520)	—	(1,520)
March 31, 2020	9,506	95	4,855	47	50,040	19,660	69,842	33,952	103,794

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$9,690	$3,045
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	108	842
Depreciation and amortization	1,007	511
Deferred income taxes	2,306	409
Non-cash interest on notes receivable from partners	(2)	(3)
Non-cash lease expense	323	—
Distributions received from investment funds	1,004	—
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	1,803	(761)
Prepaid expenses and other assets	(732)	(448)
Accounts payable and accrued expenses	(6,354)	562
Accrued compensation	(23,910)	(25,102)
Operating lease liabilities	(400)	—
Deferred and other liabilities	40	—
Net cash used in operating activities	(15,117)	(20,945)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(173)	$(218)
Acquisition of Neosho Capital, LLC	—	(399)
Net cash used in investing activities	(173)	(617)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(413)	$(425)
Repayments of notes payable	(900)	—
Principal payments on financing leases	(30)	(30)
Operating lease liabilities	—	1,500
Distributions to partners	(2,226)	(2,285)
Dividends paid on Class A common stock	(1,520)	(1,278)
Payments from partners on notes receivable	300	291
Net cash used in financing activities	(4,789)	(2,227)
Net decrease in cash and cash equivalents	(20,079)	(23,789)
Cash and cash equivalents, beginning of period	52,832	69,283
Cash and cash equivalents, end of period	$32,753	$45,494

	Three months ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$940	$841
Interest	183	1
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$602	$69
Earnout accrual for acquisition of Neosho Capital, LLC	—	1,686
Assets acquired under finance lease	—	26
Operating lease assets (ASC 842 adoption)	—	36,150
Operating lease liabilities (ASC 842 adoption)	—	42,785
Finance lease assets (ASC 842 adoption)	—	180
Finance lease liabilities (ASC 842 adoption)	—	183

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2020 and December 31, 2019 and for the Three Months ended March 31, 2020 and 2019

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,505,765 Class A units or approximately 65.4% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of March 31, 2020, this liability is estimated to be $9,915 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statements of Financial Condition at December 31, 2019 was derived from the audited Consolidated Statements of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 and 2019 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the three months ended March 31, 2020 and 2019, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2020, Silvercrest holds approximately 65.4% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2020 and December 31, 2019. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2020 or 2019.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2019 and 2018 and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2020 and December 31, 2019. No goodwill impairment charges were recorded during the three months ended March 31, 2020 and 2019.

Intangible assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount of the asset may not be recoverable. In connection with such review, the Company also re-evaluates the periods of amortization for these assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed their fair value.

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

The majority of management and advisory fees that the Company earns on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance and (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% of the next $50 million and 0.24% on the balance.  The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s clients pay a blended fee rate since they are invested in multiple strategies.

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

Leases

The Company accounts for leases under ASU No. 2016-02, “Topic 842, Leases” (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 established a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of operations.

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

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, “Accounting for Credit Losses” which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This amendment became effective for the Company on January 1, 2020. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The ASU provides guidance for entities to evaluate the accounting for fees paid by a customer in a cloud computing arrangement which includes a software license. ASU 2018-15 became effective for the Company on January 1, 2020.  The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective for all public entities beginning March 12, 2020 through December 31, 2022.  The Company expects the adoption of this guidance will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

A fair value adjustment to contingent purchase price consideration of ($6,000) was recorded at March 31, 2020 and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  SAMG LLC has a liability of $8,000 and $14,000 as of March 31, 2020 and December 31, 2019, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

Cortina revenue and income before provision for income taxes for the three months ended March 31, 2020 that are included in the Condensed Consolidated Statement of Operations are $2,851 and $1,096, respectively.

During the first three months of 2020, the Company incurred $72 in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

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

The purchase price allocations were finalized as of December 31, 2019.

The Company believes the recorded goodwill is supported by the anticipated revenues and expected synergies of integrating the operations of Cortina into the Company.  Most of the goodwill is expected to be deductible for tax purposes.

The pro forma information below represents consolidated results of operations as if the acquisition of Cortina occurred on January 1, 2019. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred as of January 1, 2019, nor is it necessarily indicative of future results.

Pro Forma Three Months Ended March 31, 2019
Revenue	$ 25,580
Net Income	$ 3,678

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

The Company has a liability of $1,103 and $1,403 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019, respectively, for contingent consideration.  During the three months ended March 31, 2020, the Company made contingent purchase price payments to Neosho of $300.

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

A fair value adjustment to contingent purchase price consideration of $83 was recorded at March 31, 2020 and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  The Company has a liability of $70 and $101 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2020 and December 31, 2019, respectively, for contingent consideration.  During the three months ended March 31, 2020 and 2019, the Company made contingent purchase price payments to Cappiccille of $113 and $105, respectively.

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

The Company has a liability of $418 as of March 31, 2020 and December 31, 2019, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.  During the three months ended March 31, 2020 and 2019, the Company made contingent purchase price payments to Jamison of $0 and $320, respectively.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $777 and $1,781 as of March 31, 2020 and December 31, 2019, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2020 and December 31, 2019, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

At March 31, 2020 and December 31, 2019, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$32,753	$32,753	$52,832	$52,832	Level 1	(1)
Investments	$777	$777	$1,781	$1,781	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$15,300	$15,300	$16,200	$16,200	Level 2	(3)

(1)	Includes $1,395 and $1,392 of cash equivalents at March 31, 2020 and December 31, 2019, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Management and advisory fees receivable	$2,975	$4,981
Unbilled receivables	4,532	4,596
Other receivables	2	2
Receivables	7,509	9,579
Allowance for doubtful receivables	(548)	(621)
Receivables, net	$6,961	$8,958

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Leasehold improvements	$7,833	$7,783
Furniture and equipment	6,664	6,541
Artwork	502	502
Total cost	14,999	14,826
Accumulated depreciation and amortization	(9,084)	(8,811)
Furniture, equipment and leasehold improvements, net	$5,915	$6,015

Depreciation expense for the three months ended March 31, 2020 and 2019 was $273 and $163, respectively.

During the three months ended March 31, 2019, the Company wrote off leased assets of $310 that were fully depreciated as of March 31, 2019.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Beginning
Gross balance	$81,090	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	25,168
Acquisition of Neosho	—	2,183
Acquisition of Cortina	—	36,324
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2020 and December 31, 2019:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2020	$44,060	$2,467	$46,527
Disposal	—	(6)	(6)
Balance, March 31, 2020	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2020	(14,833)	(2,408)	(17,241)
Amortization expense	(663)	(40)	(703)
Disposal	—	5	5
Balance, March 31, 2020	(15,496)	(2,443)	(17,939)
Net book value	$28,564	$18	$28,582
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Acquisition of Cortina	21,500	—	21,500
Balance, December 31, 2019	44,060	2,467	46,527
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(1,946)	(161)	(2,107)
Balance, December 31, 2019	(14,833)	(2,408)	(17,241)
Net Book Value	$29,227	$59	$29,286

Amortization expense related to intangible assets was $703 and $348 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the Company wrote off other intangible assets related to a non-compete agreement with one of the principals of Jamison which was no longer in effect at March 31, 2020 with a cost of $6 and the related accumulated amortization of $5.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2020 (remainder of)	$2,029
2021	2,629
2022	2,575
2023	2,416
2024	2,289
Thereafter	16,644
Total	$28,582

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

As of March 31, 2020 and December 31, 2019, the Company did not have any outstanding borrowings under the revolving credit facility.  As of March 31, 2020 and December 31, 2019, the Company had $15,300 and $16,200, respectively, outstanding under the term loan.  There was no accrued but unpaid interest as of March 31, 2020 or December 31, 2019.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2020 and 2019 was $189 and $7, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2020 and 2019 amounted to $1,595 and $1,529, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2020 and 2019 of $38 and $32, respectively. Therefore, for the three months ended March 31, 2020 and 2019, net rent expense amounted to 1,557 and $1,497, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2020 and December 31, 2019.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

With the Neosho Acquisition, the Company assumed a lease agreement for office space in La Jolla, CA.  The lease expired on January 31, 2020.  Monthly rent expense was $3.  On November 5, 2019, the Company entered into a lease agreement for office space in San Diego, CA.  The lease commenced on February 1, 2020 and expires on June 30, 2025.  The lease is subject to escalation clauses and provides for a rent-free period of four months and for tenant improvements of up to $27.  Monthly rent expense under this lease is $12.

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI.  The lease expires December 31, 2020.  Monthly rent expense is $12.

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Lease Cost	$1,523	$1,467
Finance Lease Cost:
Amortization of ROU assets	31	32
Interest on lease liabilities	2	2
Total	$33	$34

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2020	$4,824	$(115)	$4,709
2021	6,370	(35)	6,335
2022	6,244	(35)	6,209
2023	5,928	(6)	5,922
2024	6,008	—	6,008
Thereafter	22,067	—	22,067
Total	$51,441	$(191)	$51,250
Weighted-average remaining lease term – operating leases (months)			97.3
Weighted-average discount rate			4.3%

The Company has finance leases for the following office equipment: (i) a five-year finance lease agreement for two copiers totaling $152 with monthly minimum lease payments of $3, which began on February 1,2017 and continue through January 31, 2022, (ii) a three-year lease agreement for four copiers totaling $72 with monthly minimum payments of $2, which began on July 1, 2017 and continue through June 30, 2020, (iii) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continue through February 28, 2021, (iv) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continue through February 28, 2022, (v) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continue through May 31, 2022, (vi) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continue through November 30, 2021 and (vii)  a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continue through July 31, 2022  The aggregate principal balance of finance leases was $160 and $196 as of March 31, 2020 and December 31, 2019, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Finance lease assets included in furniture and equipment	$679	$679
Finance lease assets included in software	—	—
Less: Accumulated depreciation and amortization	(517)	(481)
	$162	$198

Depreciation expense relating to finance lease assets was $31 and $31 for the three months ended March 31, 2020 and 2019, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2020	$80
2021	65
2022	15
2023	—
Total	$160
Weighted-average remaining lease term – finance leases (months)	21.0
Weighted-average discount rate	4.6%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $2,226 and $2,285, for the three months ended March 31, 2020 and 2019, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2020 and 2019 amounted to $27,245 and $27,199, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2020 and 2019.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended March 31, 2020 and 2019, SLP accrued partner incentive allocations of $7,377 and $5,178, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2020
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,505,765	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,855,131	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)

During 2020 and 2016 Silvercrest granted 8,242 and 10,582 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 10,138 remain unvested as of March 31, 2020.

(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,855,131 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 35,336 restricted stock units which will vest and settle in the form of Class B units of SLP. The 35,336 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2020, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2020		9,329,879
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	February 2020	155,224
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2020	20,662
Class A common shares outstanding – March 31, 2020		9,505,765

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2020		5,031,017
Issuance of Class B common stock in connection with the Neosho Acquisition
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	February 2020	(155,224)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2020	(20,662)
Class B common shares outstanding – March 31, 2020		4,855,131

In February 2020, the Company redeemed from certain existing partners 155,224 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In March 2020, the Company redeemed from certain existing partners 20,662 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Beginning balance	$645	$924
Repayment of notes	(300)	(291)
Interest accrued and capitalized on notes receivable	2	12
Ending balance	$347	$645

Full recourse notes receivable from partners as of March 31, 2020 and December 31, 2019 are $347 and $645, respectively. There were no limited recourse notes receivable from partners as of March 31, 2020 or December 31, 2019. There is no allowance for credit losses on notes receivable from partners as of March 31, 2020 or December 31, 2019.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2020 and 2019, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2020 and 2019, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,218 and $1,263, respectively.  As of March 31, 2020 and December 31, 2019, the Company was owed $1,891 and $1,697, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2020 and 2019, the Company earned management and advisory fees of $366 and $291, respectively, from assets managed on behalf of certain of its employees.  As of March 31, 2020 and December 31, 2019, the Company is owed approximately $73 and $137 from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2020, the Company had net deferred tax assets of $11,031, which is recorded as a deferred tax asset of $11,419 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $319 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $69 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2020, $131 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2019, the Company had a net deferred tax asset of $13,103, which is recorded as a net deferred tax asset of $13,190 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $14 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $73 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The current tax expense was $440 and $614 for the three months ended March 31, 2020 and 2019, respectively. Of the amount for the three months ended March 31, 2020, $10 relates to Silvercrest’s corporate tax expense, $429 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2020 and 2019 was $2,306 and $409 , respectively.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2020 and 2019 is $2,746 and $1,023, respectively.  The discrete tax expense for the three months ended March 31, 2020, was $1,096. This represents additional tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition. There was no material discrete tax expense for the three months ended March 31, 2019.

The current tax expense decreased from the comparable period in 2019 mainly due to favorable timing differences related to various deferred assets recorded at SLP.

Of the total current tax expense for the three months ended March 31, 2020 and 2019, $150 and $163, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2020 and 2019, $104 and ($7), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2020 and 2019 related to non-controlling interests is $254 and $156, respectively.

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to the COVID-19 pandemic. The assistance includes tax relief and government loans, grants and investments for entities in affected industries.  Key income tax provisions of the CARES Act include (i) business tax provisions which would eliminate the taxable income limit for certain net operating losses (‘NOL’) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; (ii) generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent; and (iii) fix the ‘retail glitch’ for qualified improvement property to allow for 100% bonus depreciation. As a result of the change to qualified improvement property, the Company will receive accelerated tax deductions upon filing its 2019 tax return and current benefit of approximately $700 thousand has been recorded, along with a corresponding deferred tax liability. There were no other material adjustments recorded.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2020, the Company’s U.S. federal income tax returns for the years 2016 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2020 and 2019.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2020, 481,307 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In March 2020, the Company granted 8,242 RSUs under the 2012 Equity Incentive Plan at a fair value of $11.83 per share to a Board member.  These RSUs will vest and settle in the form of Class A shares of Silvercrest.  All of the RSUs granted vest on the third anniversary of the grant date.

For the three months ended March 31, 2020 and 2019, the Company recorded compensation expense related to such RSUs and NQOs of $108 and $842, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of March 31, 2020 and December 31, 2019, there was $933 and $945, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2020 and December 31, 2019, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.63 and 1.62 years, respectively.

A summary of the RSU grants by the Company as of March 31, 2020 and 2019 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2020	37,234	$13.19 – 14.54
Granted	8,242	11.83
Total granted at March 31, 2020	45,476	$11.83 – 14.54

Total granted at January 1, 2019	247,316	$13.19 – 13.23
Total granted at March 31, 2019	247,316	$13.19 – 13.23

A summary of the NQO grants by the Company as of March 31, 2020 and 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2020	166,140	$13.19 – 14.54
Total granted at March 31, 2020	166,140	$13.97 – 14.54

Total granted at January 1, 2019	105,398	$13.97
Total granted at March 31, 2019	105,398	$13.97

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2020 and 2019, Silvercrest made matching contributions of $22 and $22, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2020 and 2019, the Company utilized “soft dollar” credits of $155 and $193, respectively.

19. SUBSEQUENT EVENT

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) pandemic around the world, and particularly in the United States, presents significant risks to the Company, not all of which the Company is able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially affect the Company’s financial results and business operations in the first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. Demand for the Company’s services continues despite the current capital markets and overall economic environment. Such current demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on the Company’s business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of the Company’s management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

The Company’s revenue is highly correlated to securities markets. As a result, the Company expects that its assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets. The decrease in assets under management for the three months ended March 31, 2020 will have an impact on the Company’s revenue for the second quarter ended June 30, 2020 because most of the Company’s revenue is billed in advance based on the value of assets under management on the last day of the preceding calendar quarter.  The Company continues to fully operate with its management and employees working remotely and the Company has had business continuity plans in place which it was able to seamlessly activate upon actions taken by various governmental authorities suggesting that businesses recommend that their employees work from home as a result of the pandemic. Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s earnings and operations nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements relating to present or future trends or factors that are subject to risks and uncertainties. These risks include, but are not limited to: specific and overall impacts of the coronavirus (COVID-19) pandemic on our financial condition and results of operations; our ability to achieve our business objectives; our ability to successfully achieve the anticipated results of strategic transactions, including the integration of the operations of acquired assets and businesses; the retention and development of clients and other business relationships; disruptions or delays in our business operations, including without limitation disruptions or delays arising from political unrest, war, labor strikes, natural disasters, public health crises such as the coronavirus pandemic, and other events and circumstances beyond our control; our ability to control costs; general economic conditions; fluctuation in operating results; changes in the securities markets; our ability to maintain compliance with the terms of our credit facility; the availability, integration and effective operation of information systems and other technology, and the potential interruption of such systems or technology; risks related to data security of privacy breaches; and other risks detailed from time to time in our filings with the SEC. Our future financial performance could differ materially from the expectations of management contained herein. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. It is not possible to predict or identify all such risks, but may become material in the future. We undertake no obligation to release revisions to these forward-looking statements after the date of this report.

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2020, our assets under management decreased by 17.9% from $25.1 billion to $20.6 billion.    On July 1, 2019, we acquired $1.7 billion of assets under management in connection with the acquisition of Cortina Asset Management LLC (“Cortina” and the “Cortina Acquisition”).

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  As of March 31, 2020, Silvercrest L.P. has issued Restricted Stock Units exercisable for 35,336 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 34.6% partnership interest in Silvercrest L.P. as of March 31, 2020 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or even to foresee at the current time. While the COVID-19 pandemic did not materially affect our financial results and business operations in the first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter.  Demand for our services continues despite the current capital markets and overall economic environment. Such current demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic is affecting our operations in the second quarter, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve and the outcomes are uncertain.

Our revenue is highly correlated to securities markets.  As a result, we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets.  The decrease in assets under management for the three months ended March 31, 2020 will have an impact on our revenue for the second quarter ended June 30, 2020 because most of our revenue is billed in advance based on the value of assets under management on the last day of the preceding calendar quarter.  We continue to fully operate with our management and employees working remotely and we have had business continuity plans in place which we were able to seamlessly activate upon actions taken by various governmental authorities suggesting that businesses recommend that their employees work from home as a result of the pandemic.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s earnings and operations nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2020	2019
Revenue	$28,365	$22,572
Income before other income (expense), net	$12,614	$3,999
Net income	$9,690	$3,045
Net income margin	34.2%	13.5%
Net income attributable to Silvercrest	$5,532	$1,709
Adjusted EBITDA (1)	$8,226	$5,753
Adjusted EBITDA margin (2)	29.0%	25.5%
Assets under management at period end (billions)	$20.6	$20.8
Average assets under management (billions) (3)	$22.9	$19.9

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2020	2019
AUM concentrated in Discretionary Managed Accounts	$14.4	$14.6
Average AUM For Discretionary Managed Accounts	$16.4	$14.1
Discretionary Managed Accounts Revenue (in millions)	$26.2	$20.3
Percentage of management and advisory fees revenue	95.6%	94.0%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2020	2019
AUM concentrated in Private Funds	$0.4	$0.7
Average AUM For Private Funds	$0.5	$0.6
Private Funds Revenue (in millions)	$1.2	$1.3
Percentage of management and advisory fees revenue	4.4%	6.0%

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

The majority of management and advisory fees that we earn on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina’s equity portfolios, 1% on the first $25 million, 0.90% on the next $50 million and 0.80% on the balance and (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.50% and 0.45% for the three months ended March 31, 2020 and 2019, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2020 and 2019. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Cash compensation and benefits (1)	$15,600	$12,521
Non-cash equity-based compensation expense	108	842
Total compensation expense	$15,708	$13,363

(1)

For the three months ended March 31, 2020 and 2019, $7,377 and $5,391, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During 2019, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2019 and 2018, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Information regarding the Cortina and Neosho Acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

Operating Results

Revenue

Our revenues for the three months ended March 31, 2020 and 2019 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Management and advisory fees	$27,388	$21,589	$5,799	26.9%
Family office services	977	983	(6)	(0.6)%
Total revenue	$28,365	$22,572	$5,793	25.7%

The growth in our assets under management during the three ended March 31, 2020 and 2019 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2019	$14.2	$4.8	$19.0
Gross client inflows	2.0	0.2	2.2
Gross client outflows	(2.2)	─	(2.2)
Market appreciation	1.3	0.5	1.8
As of March 31, 2019	$15.3	$5.5	$20.8 (1)

As of January 1, 2020	$18.8	$6.3	$25.1
Gross client inflows	0.9	─	0.9
Gross client outflows	(0.7)	(0.1)	(0.8)
Market depreciation	(4.1)	(0.5)	(4.6)
As of March 31, 2020	$14.9	$5.7	$20.6 (1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2020

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	-12.4	3.3	5.8	8.6	7.6
Russell 1000 Value Index		-17.2	-2.2	1.9	5.6	5.7

Small Cap Value Composite	4/1/02	-23.7	-7.0	-0.4	4.3	8.2
Russell 2000 Value Index		-29.6	-9.5	-2.4	1.8	5.3

Smid Cap Value Composite	10/1/05	-24.8	-5.3	1.6	5.3	7.0
Russell 2500 Value Index		-28.6	-8.4	-2.1	2.2	4.4

Multi Cap Value Composite	7/1/02	-17.6	-0.7	3.6	7.3	7.9
Russell 3000 Value Index		-18.0	-2.7	1.6	5.3	6.3

Equity Income Composite	12/1/03	-19.2	0.2	4.7	7.9	9.7
Russell 3000 Value Index		-18.0	-2.7	1.6	5.3	6.3

Focused Value Composite	9/1/04	-20.5	-1.9	3.3	7.5	8.5
Russell 3000 Value Index		-18.0	-2.7	1.6	5.3	5.9

Small Cap Opportunity Composite	7/1/04	-21.0	-1.9	3.0	6.2	8.7
Russell 2000 Index		-24.0	-4.6	-0.3	4.2	5.8

Small Cap Growth Composite	7/1/04	-22.2	1.2	4.8	6.6	8.1
Russell 2000 Growth Index		-18.6	0.1	1.7	6.5	6.9

Smid Cap Growth Composite	1/1/06	- 9.5	6.6	6.1	8.1	8.6
Russell 2500 Growth Index		-14.4	3.4	3.6	8.1	7.8

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

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

Our total revenue increased by $5.8 million, or 25.7%, to $28.4 million for the three months ended March 31, 2020, from $22.6 million for the three months ended March 31, 2019. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, partially offset by net client outflows and market depreciation. Cortina revenue for the three months ended March 31, 2020 was $2.9 million. Revenue for the quarter ended March 31, 2020 is primarily based on market values as of the end of the prior quarter, and as such was not affected by declines in the financial markets caused by COVID-19 during the quarter ended March 31,2020.

Total assets under management decreased by $0.2 billion, or 1.0%, to $20.6 billion at March 31, 2020 from $20.8 billion at March 31, 2019.  Compared to the three months ended March 31, 2019, there was an increase in market depreciation of $6.4 billion and a decrease of $1.3 billion in client inflows, partially offset by a decrease of $1.4 billion in client outflows.  During the three months ended March 31, 2020, from December 31, 2019, there was a decrease of $3.9 billion in discretionary assets under management while non-discretionary assets under management increased by $0.6 billion.  These decreases in assets under management as of March 31, 2020 as compared to December 31, 2019 were primarily due to the effects of COVID-19 on financial markets during the quarter ended March 31, 2020.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended March 31, 2020 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.1 million for the three months ended March 31, 2020 as compared to the same period in the prior year as a result of market fluctuations and client redemptions. With respect to our discretionary assets under management, equity assets experienced a decrease of 26.3% during the three months ended March 31, 2020 and fixed income assets decreased by 2.9% during the same period. For the three months ended March 31, 2020, most of the decrease in equity assets came from our master limited partnership, international small cap value and emerging markets ADR strategies with composite returns of -46.2%, -36.6% and -36.0%, respectively. As of March 31, 2020, the composition of our assets under management was 72% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 28% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Total AUM as of January 1,	$25.1	$19.0
Discretionary AUM:
Total Discretionary AUM as of January 1,	18.8	14.2
New client accounts/assets (1)	0.2	0.2
Closed accounts (2)	─	(0.4)
Net cash inflow/(outflow) (3)	─	─
Non-discretionary to Discretionary AUM (4)	─	─
Market (depreciation) appreciation	(4.1)	1.3
Change to Discretionary AUM	(3.9)	1.1
Total Discretionary AUM at March 31,	14.9	15.3
Change to Non-Discretionary AUM (5)	(0.6)	0.7
Total AUM as of March 31,	$20.6	$20.8

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2020 and 2019 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Compensation and benefits (1)	$15,708	$13,363	$2,345	17.5%
General, administrative and other	43	5,210	(5,167)	(99.2)%
Total expenses	$15,751	$18,573	$(2,822)	(15.2)%

(1)

For the three months ended March 31, 2020 and 2019, $7,377 and $5,391, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2020 and 2019. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

Total expenses decreased by $2.8 million, or 15.2%, to $15.8 million for the three months ended March 31, 2020 from $18.6 million for the three months ended March 31, 2019. This decrease was attributable to a decrease in general, administrative and other expenses of $5.2 million partially offset by an increase in compensation and benefits expense of $2.4 million.

Compensation and benefits expense increased by $2.4 million, or 17.5%, to $15.7 million for the three months ended March 31, 2020 from $13.4 million for the three months ended March 31, 2019. The increase was primarily attributable to an increase in salaries and benefits expense of $0.9 million primarily as a result of merit-based increases and newly hired staff, including the addition of Cortina staff and an increase in the accrual for bonuses of $2.2 million, partially offset by a decrease in equity based compensation expense of $0.7 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses decreased by $5.2 million, or 99.2%, to $43 thousand for the three months ended March 31, 2020 from $5.2 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in the fair value of contingent consideration related to the Cortina Acquisition of $6.0 million partially offset by an increase in professional fees of $0.1 million due to an increase in acquisition-related professional fees resulting from the Cortina Acquisition, an increase in depreciation and amortization expense of $0.5 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, an increase in occupancy and related expenses of $0.1 million and an increase in the fair value of contingent consideration related to the Cappiccille Acquisition of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Other income (expense), net	$7	$7	$—	0.0%
Interest income	6	70	(64)	(91.4)%
Interest expense	(191)	(8)	(183)	2287.5%
Total other income (expense), net	$(178)	$69	$(247)	(358.0)%

NM – Not Meaningful

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

Total other income (expense) net decreased by $247 thousand to other expense of $178 thousand for the three months ended March 31, 2020 from other income of $69 thousand for the three months ended March 31, 2019 due to an increase in interest expense as a result of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Provision for Income Taxes

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

The provision for income taxes was $2.7 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily the result of timing differences related to various deferred assets.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2020 and 2019 was 22.1% and 25.1%, respectively.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation of non-GAAP financial measure:
Net income	$9,690	$3,045
GAAP Provision for income taxes	2,746	1,023
Delaware Franchise Tax	50	50
Interest expense	191	8
Interest income	(6)	(70)
Depreciation and amortization	1,007	511
Equity-based compensation	108	842
Other adjustments (A)	(5,560)	344
Adjusted EBITDA	$8,226	$5,753
Adjusted EBITDA Margin	29.0%	25.5%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$9,690	$3,045
GAAP Provision for income taxes	2,746	1,023
Delaware Franchise Tax	50	50
Interest component of financing leases pursuant to ASC 842	—	(27)
Other adjustments (A)	(5,560)	344
Adjusted earnings before provision for income taxes	6,926	4,435
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,801)	(1,153)

Adjusted net income	$5,125	$3,282

GAAP net income per share (B):
Basic and diluted	$0.59	$0.20

Adjusted earnings per share/unit (B):
Basic	$0.36	$0.24
Diluted	$0.36	$0.24

Shares/units outstanding:
Basic Class A shares outstanding	9,506	8,535
Basic Class B shares/units outstanding	4,855	4,919
Total basic shares/units outstanding	14,361	13,454

Diluted Class A shares outstanding (C)	9,516	8,539
Diluted Class B shares/units outstanding (D)	4,890	5,267
Total diluted shares/units outstanding	14,406	13,806
(A)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2020	2019
Non-acquisition expansion costs (a)	$—	$97
Acquisition costs (b)	257	138
Severance	—	13
Other (c)	(5,817)	96
Total other adjustments	$(5,560)	$344

(a)	For the three months March 31, 2020 and 2019, represents accrued earnout of $0 and $97, respectively, related to our Richmond, VA office expansion.

(b)

For the three months ended March 31, 2020, represents legal and other professional fees of $73, insurance costs of $11 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $173.  For the three months ended March 31, 2019, represents legal fees of $118 related to the Neosho Acquisition and legal fees of $20 related to the acquisition of Cortina.

(c)

For the three months ended March 31, 2020, represents expenses of $18 related to office renovations, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $83, a fair value adjustment to the Cortina contingent purchase price consideration of $(6,000) and expenses related to the Coronavirus pandemic of $21.  For the three months ended March 31, 2019, represents moving expenses of $48 related to office relocations and an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 10,139 and 3,792 unvested restricted stock units at March 31, 2020 and 2019, respectively.
(D)	Includes 35,336 and 243,524 unvested restricted stock units at March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. The challenges posed by the COVID-19 pandemic and the impact on our business and cash flows are evolving rapidly and cannot be predicted at this time. Consequently, we will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On June 20, 2019, the revolving credit facility was extended to June 19, 2020.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  As of March 31, 2020, there were no borrowings outstanding on the revolving credit facility.  On July 1, 2019, the term loan was amended to increase the facility by $18.0 million to $25.5 million, extend the draw date to July 1, 2024 and to extend the maturity date to July 1, 2026. The borrowers are able to draw up to the full amount of the term loan through July 1, 2024. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.   As of March 31, 2020, we had $15.3 million outstanding under the term loan.  We were in compliance with the covenants under the credit facility as of March 31, 2020.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2020 and December 31, 2019.

	As of
(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$32,753	$52,832
Accounts receivable	$6,961	$8,958
Due from Silvercrest Funds	$1,891	$1,697

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.9 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2020 and 2019. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(15,117)	$(20,945)
Net cash used in investing activities	(173)	(617)
Net cash used in financing activities	(4,789)	(2,227)
Net change in cash	$(20,079)	$(23,789)

Operating Activities

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

For the three months ended March 31, 2020 and 2019, operating activities used $15.1 million and $20.9 million, respectively. This difference is primarily the result of an increase in net income of $6.6 million, decreased payouts of accrued compensation of $1.2 million, a decrease in accounts receivable of $2.6 million due to timing of payments received from clients, an increase in deferred tax expense of $1.9 million and an increase in distributions received from investment in funds of $1.0 million, an increase in non-cash lease expense of $0.3 million and an increase in depreciation and amortization expense of $0.5 million primarily as a result of the Cortina Acquisition and the completion of renovations to our offices.  This was partially offset by a decrease in equity-based compensation expense of $0.7 million, an increase in prepaid expense and other assets of $0.3 million, a decrease in operating lease liabilities of $0.4 million and a decrease in accounts payable and accrued expenses of $6.9 million, primarily due to a decrease in the fair value of contingent consideration related to the Cortina Acquisition.

Investing Activities

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

For the three months ended March 31, 2020 and 2019, investing activities used $0.2 million and $0.6 million, respectively. The primary use of cash during the three months ended March 31, 2020 was for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash during the three months ended March 31, 2019 was for cash paid at closing of the Neosho Acquisition and for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

For the three months ended March 31, 2020 and 2019, financing activities used $4.8 million and $2.2 million, respectively.  During the three months ended March 31, 2020, the Company repaid $0.9 million of principal on the term loan with City National Bank.  Distributions to partners during the three months ended March 31, 2020 and 2019 were $2.2 million and $2.3 million, respectively.  During the three months ended March 31, 2020 and 2019, the Company paid dividends of $1.5 million and $1.3 million, respectively, to Class A shareholders.  During the three months ended March 31, 2020 and 2019, we made earnout payments of $0.4 million and $0.4 million, respectively.  During the three months ended March 31, 2020 and 2019, we received payments from partners on notes receivable of $0.3 million and $0.3 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2020 and December 31, 2019, $15.3 million and $16.2, respectively, was outstanding under the term loan with City National Bank.

As of March 31, 2020 and December 31, 2019, nothing was outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 5, 2020.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2020 AUM	$14.7	$3.4	$2.5	$20.6
December 31, 2019 AUM	$18.6	$4.0	$2.5	$25.1

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2020 was approximately $22.9 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.3 billion for the three months ended March 31, 2020, which would cause an annualized increase or decrease in revenues of approximately $11.3 million for the three months ended March 31, 2020, at a weighted average fee rate for the three months ended March 31, 2020 of 0.50%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2020 and 2019 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2020.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - Other Information

Item 1A.  Risk Factors

The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 31, 2019 and in its subsequent periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended. The effects of the events and circumstances described in the following risk factors may have the additional effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.

The COVID-19 pandemic is negatively impacting the Company’s business currently. Additional factors could exacerbate such negative consequences and/or cause other negative effects.

While the COVID-19 pandemic did not materially affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter.  While demand for the Company’s services continues given the current capital markets and overall economic environment, such demand may not continue and demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.  Such events may result in business disruption, reduced earnings and operations, any of which could materially affect our business, financial condition, and results of operations.

The ability of the Company’s employees to work may be significantly impacted by the coronavirus.

The Company’s employees are being affected by the COVID-19 pandemic. The majority of our office and management personnel are working remotely. The health of the Company’s workforce is of primary concern and the Company may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus. Further, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire Company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, the Company’s ability to manage its business may be impaired, and operational risks, cybersecurity risks and other risks facing the Company even prior to the pandemic may be elevated.

The Company cannot predict the impact of the COVID-19 pandemic on its client, vendors, and other business partners.

The COVID-19 pandemic is affecting the Company’s clients, vendors, and other business partners, but the Company is not able to assess the full extent of the current impact nor predict the ultimate consequences that will result therefrom. We are working to obtain information about and maintain communications with our clients, vendors and business partners to coordinate efforts related to business continuity which may mitigate some, but not all, of the adverse effects resulting from the pandemic. If the Company’s clients, vendors and business partners are impacted by the pandemic for an extended period of time, the Company’s earnings and operations may be negatively impacted as well.

The full effects of the COVID-19 pandemic are highly uncertain and cannot be predicted.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. Governmental action may further cause the Company to temporarily close its facilities and/or regional quarantines may result in labor shortages and work stoppages. All of these factors may have far reaching direct and indirect impacts on the Company’s business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted.

Item 6. Exhibits

Exhibit Number	Description

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on April 30, 2020.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	April 30, 2020		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	April 30, 2020		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)