Form 10-Q
period 2020-06-30
Silvercrest Asset Management Group Inc.
filed 2020-08-03
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of July 29, 2020 was 9,520,416 and 4,851,922, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
Part II	Other Information
Item 1A.	Risk Factors	51
Item 6.	Exhibits	52

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions, may include projections of our future financial performance, future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in our business or financial results. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: declines in the financial markets and/or disruption in our operations caused by the coronavirus (COVID-19) pandemic, incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation, coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$37,679	$52,832
Investments	777	1,781
Receivables, net	8,751	8,958
Due from Silvercrest Funds	1,098	1,697
Furniture, equipment and leasehold improvements, net	5,816	6,015
Goodwill	63,675	63,675
Operating lease assets	32,138	33,485
Finance lease assets	232	198
Intangible assets, net	27,880	29,286
Deferred tax asset—tax receivable agreement	11,694	13,190
Prepaid expenses and other assets	3,771	3,132
Total assets	$193,511	$214,249
Liabilities and Equity
Accounts payable and accrued expenses	$15,096	$18,527
Accrued compensation	14,717	32,252
Borrowings under credit facility	14,400	16,200
Operating lease liabilities	38,369	39,848
Finance lease liabilities	233	196
Deferred tax and other liabilities	10,278	9,419
Total liabilities	93,093	116,442
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,520,416 and 9,329,879 issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	95	93
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,851,922 and 5,031,017 issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	47	49
Additional Paid-In Capital	50,146	49,246
Retained earnings	18,627	15,648
Total Silvercrest Asset Management Group Inc.’s equity	68,915	65,036
Non-controlling interests	31,503	32,771
Total equity	100,418	97,807
Total liabilities and equity	$193,511	$214,249

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Management and advisory fees	$23,018	$22,879	$50,406	$44,468
Family office services	1,003	1,018	1,980	2,001
Total revenue	24,021	23,897	52,386	46,469
Expenses
Compensation and benefits	13,367	14,018	29,075	27,381
General and administrative	9,297	5,449	9,340	10,659
Total expenses	22,664	19,467	38,415	38,040
Income before other (expense) income, net	1,357	4,430	13,971	8,429
Other (expense) income, net
Other (expense) income, net	8	8	15	15
Interest income	4	79	10	149
Interest expense	(134)	(8)	(325)	(16)
Total other (expense) income, net	(122)	79	(300)	148
Income before provision for income taxes	1,235	4,509	13,671	8,577
Provision for income taxes	453	1,158	3,199	2,181
Net income	782	3,351	10,472	6,396
Less: net income attributable to non-controlling interests	(292)	(1,487)	(4,450)	(2,823)
Net income attributable to Silvercrest	$490	$1,864	$6,022	$3,573
Net income per share:
Basic	$0.05	$0.22	$0.64	$0.42
Diluted	$0.05	$0.22	$0.64	$0.42
Weighted average shares outstanding:
Basic	9,511,767	8,584,614	9,451,567	8,552,017
Diluted	9,520,655	8,587,156	9,458,363	8,555,181

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

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2020	9,330	$93	5,031	$49	$49,246	$15,648	$65,036	$32,771	$97,807
Distributions to partners	—	—	—	—	—	—	—	(2,226)	(2,226)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	300	300
Equity-based compensation	—	—	—	—	9	—	9	100	109
Net Income	—	—	—	—	—	5,532	5,532	4,158	9,690
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(364)	—	(364)	—	(364)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	176	2	(176)	(2)	1,149	—	1,149	(1,149)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,520)	(1,520)	—	(1,520)
March 31, 2020	9,506	$95	4,855	$47	$50,040	$19,660	$69,842	$33,952	$103,794
Distributions to partners	—	—	—	—	—	—	—	(2,798)	(2,798)
Repayment of notes receivable from partners	—	—	—	—	—	—	—
Equity-based compensation	2	—	9	—	10	—	10	147	157
Net Income	—	—	—	—	—	490	490	292	782
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	8	—	8	—	8
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	12	—	(12)	—	88	—	88	(88)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	(1,523)	(1,523)	—	(1,523)
June 30, 2020	9,520	$95	4,852	$47	$50,146	$18,627	$68,915	$31,503	$100,418

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$10,472	$6,396
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	263	1,721
Depreciation and amortization	2,027	1,243
Deferred income taxes	1,958	1,160
Non-cash interest on notes receivable from partners	(4)	(6)
Non-cash lease expense	1,347	—
Distributions received from investment funds	1,004	1,477
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	806	(613)
Prepaid expenses and other assets	(638)	(864)
Accounts payable and accrued expenses	(2,687)	(699)
Accrued compensation	(17,535)	(17,902)
Operating lease liabilities	(1,479)	—
Deferred and other liabilities	40	—
Net cash used in operating activities	(4,426)	(8,087)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(360)	$(2,816)
Acquisition of Neosho Capital, LLC	—	(399)
Net cash used in investing activities	(360)	(3,215)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(741)	$(425)
Repayments of notes payable	(1,800)	—
Principal payments on financing leases	(59)	(53)
Operating lease liabilities	—	1,413
Distributions to partners	(5,024)	(5,759)
Dividends paid on Class A common stock	(3,043)	(2,571)
Payments from partners on notes receivable	300	291
Net cash used in financing activities	(10,367)	(7,104)
Net decrease in cash and cash equivalents	(15,153)	(18,406)
Cash and cash equivalents, beginning of period	52,832	69,283
Cash and cash equivalents, end of period	$37,679	$50,877

	Six months ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,640	$2,590
Interest	308	4
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$623	$306
Earnout accrual for acquisition of Neosho Capital, LLC	—	1,686
Assets acquired under finance lease	—	26
Operating lease assets (ASC 842 adoption)	—	35,220
Operating lease liabilities (ASC 842 adoption)	—	41,768
Finance lease assets (ASC 842 adoption)	—	157
Finance lease liabilities (ASC 842 adoption)	—	160

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 and December 31, 2019 and for the Three and Six Months ended June 30, 2020 and 2019

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,520,416 Class A units or approximately 66.2% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of June 30, 2020, this liability is estimated to be $9,936 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statements of Financial Condition at December 31, 2019 was derived from the audited Consolidated Statements of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 and 2019 or any future period.

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

During the three and six months ended June 30, 2020 and 2019, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2020, Silvercrest holds approximately 66.2% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at June 30, 2020 and December 31, 2019. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2020 or 2019.

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

The Company has one reporting unit at June 30, 2020 and December 31, 2019. No goodwill impairment charges were recorded during the three and six months ended June 30, 2020 and 2019.

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

Subject to the terms and conditions set forth in the Purchase Agreement, SAMG LLC agreed to pay to Cortina an aggregate maximum amount of $44,937, 80% of which was agreed to be paid in cash at closing by SAMG LLC, and 20% of which was agreed to be paid by SLP in the form of issuance and delivery to certain Principals of Cortina at closing of Class B Units in SLP, in each case subject to certain adjustments as described in the Purchase Agreement.

On July 1, 2019, the acquisition was completed pursuant to the Purchase Agreement.  At closing, SAMG LLC paid to Cortina an aggregate principal amount of $33,577 in cash, and SLP paid an additional $8,952, in the form of issuance and delivery to certain Principals of Cortina of 662,713 Class B Units in SLP.  The $33,577 paid in cash represented $35,072 in consideration, partially offset by net closing credits due to SAMG LLC for reimbursable expenses from Cortina.

In addition, the Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals of Cortina receiving the remaining 20% in the form of Class B Units of SLP in potential earn-out payments over the next four years.  SAMG LLC determined that the preliminary fair value of contingent consideration pursuant to the terms of the Purchase Agreement whereby the sellers of Cortina are potentially entitled to two retention payments and one growth payment contingent upon the achievement of various revenue targets is $13,800.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency.  Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations.  The income approach was used to determine the fair value of these payments, by estimating a range of likely expected outcomes and payouts given these outcomes.  The potential payouts were estimated using a Monte Carlo simulation and discounted back to their present values using a risk-free discount rate adjusted to account for SAMG LLC’s credit or counterparty risk to arrive at the present value of the contingent consideration payments.  The discount rate for the contingent consideration payments was based on the revenue cost of capital for Cortina’s revenue.

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

A fair value adjustment to contingent purchase price consideration of $3,800 and ($2,200) was recorded during the three and six months June 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  SAMG LLC has a liability of $11,800 and $14,000 as of June 30, 2020 and December 31, 2019, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

In connection with their receipt of the equity consideration, the Principals of Cortina became subject to the rights and obligations set forth in the limited partnership agreement of SLP and are entitled to distributions consistent with SLP’s distribution policy.  In addition, the Principals of Cortina became parties to the exchange agreement between the Company and its principals, which governs the exchange of Class B Units for Class A common stock of the Company (the “Exchange Agreement”), the resale and registration rights agreement between the Company and its principals, which provides the Principals of Cortina with liquidity with respect to shares of Class A common stock of the Company received in exchange for Class B Units (the “Resale and Registration Rights Agreement”), and the TRA of the Company, which entitles the Principals of Cortina to share in a portion of the tax benefit received by the Company upon the exchange of Class B Units for Class A common stock of the Company.

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

Cortina revenue and income before provision for income taxes for the three months ended June 30, 2020 that are included in the Condensed Consolidated Statement of Operations are $2,555 and $977, respectively.  Cortina revenue and income before provision for income taxes for the six months ended June 30, 2020 that are included in the Condensed Consolidated Statement of Operations are $5,406 and $2,073, respectively.

During the three and six months ended June 30, 2020, the Company incurred $13 and $85, respectively, in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

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

Pro Forma Six Months Ended June 30, 2019

Revenue	$ 52,662
Net Income	$ 6,974

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

The Company has a liability of $1,103 and $1,403 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019, respectively, for contingent consideration.  During the six months ended June 30, 2020, the Company made contingent purchase price payments to Neosho of $300.

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

A fair value adjustment to contingent purchase price consideration of $0 and $83 was recorded during the three and six months ended June 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  The Company has a liability of $70 and $101 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2020 and December 31, 2019, respectively, for contingent consideration.  During the six months ended June 30, 2020 and 2019, the Company made contingent purchase price payments to Cappiccille of $113 and $105, respectively.

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

A fair value adjustment to contingent purchase price consideration of $70 was recorded during the three and six months ended June 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  The Company has a liability of $160 and $418 as of June 30, 2020 and December 31, 2019, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.  During the six months ended June 30, 2020 and 2019, the Company made contingent purchase price payments to Jamison of $328 and $320, respectively. The six months ended June 30, 2020 represents the final measurement period of the Jamison contingent purchase price consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $777 and $1,781 as of June 30, 2020 and December 31, 2019, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2020 and December 31, 2019, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At June 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

At June 30, 2020 and December 31, 2019, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$37,679	$37,679	$52,832	$52,832	Level 1	(1)
Investments	$777	$777	$1,781	$1,781	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$14,400	$14,400	$16,200	$16,200	Level 2	(3)

(1)	Includes $1,397 and $1,392 of cash equivalents at June 30, 2020 and December 31, 2019, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Management and advisory fees receivable	$4,229	$4,981
Unbilled receivables	5,068	4,596
Other receivables	2	2
Receivables	9,299	9,579
Allowance for doubtful receivables	(548)	(621)
Receivables, net	$8,751	$8,958

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Leasehold improvements	$7,879	$7,783
Furniture and equipment	6,804	6,541
Artwork	502	502
Total cost	15,185	14,826
Accumulated depreciation and amortization	(9,369)	(8,811)
Furniture, equipment and leasehold improvements, net	$5,816	$6,015

Depreciation expense for the three months ended June 30, 2020 and 2019 was $287 and $385, respectively.  Depreciation expense for the six months ended June 30, 2020 and 2019 was $559 and $548, respectively.

During the three and six months ended June 30, 2020 and 2019, the Company wrote off leased assets of $131 and $310, with accumulated depreciation of $102 and $310, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Beginning
Gross balance	$81,090	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	25,168
Acquisition of Neosho	—	2,183
Acquisition of Cortina	—	36,324
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of June 30, 2020 and December 31, 2019:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2020	$44,060	$2,467	$46,527
Disposal	—	(6)	(6)
Balance, June 30, 2020	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2020	(14,833)	(2,408)	(17,241)
Amortization expense	(1,347)	(58)	(1,405)
Disposal	—	5	5
Balance, June 30, 2020	(16,180)	(2,461)	(18,641)
Net book value	$27,880	$—	$27,880
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Acquisition of Cortina	21,500	—	21,500
Balance, December 31, 2019	44,060	2,467	46,527
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(1,946)	(161)	(2,107)
Balance, December 31, 2019	(14,833)	(2,408)	(17,241)
Net Book Value	$29,227	$59	$29,286

Amortization expense related to intangible assets was $702 and $347 for the three months ended June 30, 2020 and 2019, respectively.  Amortization expense related to intangible assets was $1,405 and $695 for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, the Company wrote off other intangible assets related to a non-compete agreement with one of the principals of Jamison which was no longer in effect at June 30, 2020 with a cost of $6 and the related accumulated amortization of $5.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2020 (remainder of)	$1,327
2021	2,629
2022	2,575
2023	2,416
2024	2,289
Thereafter	16,644
Total	$27,880

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.  The Company was in compliance with the covenants under the credit facility as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the Company did not have any outstanding borrowings under the revolving credit facility.  As of June 30, 2020 and December 31, 2019, the Company had $14,400 and $16,200, respectively, outstanding under the term loan.  There was no accrued but unpaid interest as of June 30, 2020 or December 31, 2019.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2020 and 2019 was $131 and $6, respectively.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the six months ended June 30, 2020 and 2019 was $320 and $13, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2020 and 2019 amounted to $1,585 and $1,529, respectively. The Company received sub-lease income from sub-tenants during the three months ended June 30, 2020 and 2019 of $38 and $38, respectively. Therefore, for the three months ended June 30, 2020 and 2019, net rent expense amounted to $1,547 and $1,491, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the six months ended June 30, 2020 and 2019 amounted to $3,181 and $3,058, respectively. The Company received sub-lease income from sub-tenants during the six months ended June 30, 2020 and 2019 of $77 and $70, respectively. Therefore, for the six months ended June 30, 2020 and 2019, net rent expense amounted to $3,104 and $2,988, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2020 and December 31, 2019.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI.  The lease was extended on June 17, 2020 and expires December 31, 2022.  Monthly rent expense is $12.

The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Lease Cost	$1,532	$1,469	$3,055	$2,936
Financing Lease Cost:
Amortization of ROU assets	31	17	62	48
Interest on lease liabilities	2	1	4	3
Total	33	18	66	51

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2020	$3,237	$(77)	$3,160
2021	6,370	(35)	6,335
2022	6,244	(35)	6,209
2023	5,928	(6)	5,922
2024	6,008	—	6,008
Thereafter	22,067	—	22,067
Total	$49,854	$(153)	$49,701
Weighted-average remaining lease term – operating leases (months)			94.5
Weighted-average discount rate			4.3%

The Company has finance leases for the following office equipment: (i) a five-year finance lease agreement for two copiers totaling $152 with monthly minimum lease payments of $3, which began on February 1, 2017 and continue through January 31, 2022, (ii) a three-year lease agreement for four copiers totaling $72 with monthly minimum payments of $2, which began on July 1, 2017 and continue through June 30, 2020, (iii) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continue through February 28, 2021, (iv) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continue through February 28, 2022, (v) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continue through May 31, 2022, (vi) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continue through November 30, 2021, (vii)  a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continue through July 31, 2022, (viii) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and continue through April 30, 2025 and (ix) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and continue through May 31, 2023.  The aggregate principal balance of finance leases was $233 and $196 as of June 30, 2020 and December 31, 2019, respectively.

The assets relating to finance leases that are included in equipment as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Finance lease assets included in furniture and equipment	$679	$679
Finance lease assets included in software	—	—
Less: Accumulated depreciation and amortization	(446)	(481)
	$233	$198

Depreciation expense relating to finance lease assets was $31 and $22 for the three months ended June 30, 2020 and 2019, respectively.  Depreciation expense relating to finance lease assets was $62 and $53 for the six months ended June 30, 2020 and 2019, respectively.

During the three and six months ended June 30, 2020 and 2019, the Company wrote off leased assets of $131 and $310, with accumulated depreciation of $102 and $310, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2020	$56
2021	99
2022	53
2023	25
2024	16
Thereafter	5
Total	$254
Weighted-average remaining lease term – finance leases (months)	36.0
Weighted-average discount rate	4.2%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $2,798 and $3,474, for the three months ended June 30, 2020 and 2019, respectively.  Partnership distributions totaled $5,024 and $5,759, for the six months ended June 30, 2020 and 2019, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the six months ended June 30, 2020 and 2019 amounted to $27,240 and $27,199, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2020 and 2019.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended June 30, 2020 and 2019, SLP accrued partner incentive allocations of $5,557 and $6,261, respectively. During the six months ended June 30, 2020 and 2019, SLP accrued partner incentive allocations of $12,934 and $11,651, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2020
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,520,416	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,851,922	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)

During 2020 and 2016 Silvercrest granted 8,242 and 10,582 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 8,242 remain unvested as of June 30, 2020.

(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,851,922 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 74,906 restricted stock units which will vest and settle in the form of Class B units of SLP. The 74,906 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three and six months ended June 30, 2020, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2020		9,329,879
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	February 2020	155,224
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2020	20,662
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2020	7,355
Issuance of Class A common stock upon vesting of restricted stock units	May 2020	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2020	5,400
Class A common shares outstanding – June 30, 2020		9,520,416

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2020		5,031,017
Issuance of Class B common stock in connection with the Neosho Acquisition
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	February 2020	(155,224)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2020	(20,662)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2020	(7,355)
Issuance of Class B common stock upon vesting of restricted stock units	May 2020	9,546
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2020	(5,400)
Class B common shares outstanding – June 30, 2020		4,851,922

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

In May 2020, the Company redeemed from certain existing partners 7,355 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement between the Company and its principals.

In May 2020, the Company issued 1,896 shares of Class A common stock and 9,546 shares of Class B common stock upon the vesting of restricted stock units.

In June 2020, the Company redeemed from certain existing partners 5,400 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Beginning balance	$645	$924
Repayment of notes	(300)	(291)
Interest accrued and capitalized on notes receivable	4	12
Ending balance	$349	$645

Full recourse notes receivable from partners as of June 30, 2020 and December 31, 2019 are $349 and $645, respectively. There were no limited recourse notes receivable from partners as of June 30, 2020 or December 31, 2019. There is no allowance for credit losses on notes receivable from partners as of June 30, 2020 or December 31, 2019.

13. RELATED PARTY TRANSACTIONS

During the first six months of 2020 and 2019, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2020 and 2019, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,103 and $1,305, respectively.  For the six months ended June 30, 2020 and 2019, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $2,321 and $2,568, respectively.  As of June 30, 2020 and December 31, 2019, the Company was owed $1,098 and $831, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2020 and 2019, the Company earned management and advisory fees of $299 and $384, respectively, from assets managed on behalf of certain of its employees.  For the six months ended June 30, 2020 and 2019, the Company earned management and advisory fees of $665 and $675, respectively, from assets managed on behalf of certain of its employees.  As of June 30, 2020 and December 31, 2019, the Company is owed approximately $14 and $137, respectively, from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of June 30, 2020, the Company had net deferred tax assets of $11,407, which is recorded as a deferred tax asset of $11,694 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $223 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $64 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at June 30, 2020, $98 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $801 and $408 for the three months ended June 30, 2020 and 2019, respectively. Of the amount for the three months ended June 30, 2020, $425 relates to Silvercrest’s corporate tax expense, $375 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended June 30, 2020 and 2019 was ($348) and $750, respectively.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2020 and 2019 is $453 and $1,158, respectively.  The discrete tax expense for the three months ended June 30, 2020, was

($800). This represents a reduction to tax expense associated with an unfavorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition. There was no material discrete tax expense for the six months ended June 30, 2019.

The current tax expense was $1,241 and $1,021 for the six months ended June 30, 2020 and 2019, respectively. Of the amount for the six months ended June 30, 2020, $435 relates to Silvercrest’s corporate tax expense, $805 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the six months ended June 30, 2020 and 2019 was $1,958 and $1,160, respectively.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2020 and 2019 is $3,199 and $2,181, respectively.  The discrete tax expense for the six months ended June 30, 2020, was $296. This represents additional tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition. There was no material discrete tax expense for the six months ended June 30, 2019.

The current tax expense increased from the comparable period in 2019 mainly due to increased profitability.

Of the total current tax expense for the three months ended June 30, 2020 and 2019, $127 and $152, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended June 30, 2020 and 2019, ($36) and $28, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended June 30, 2020 and 2019 related to non-controlling interests is $91 and $180, respectively.

Of the total current tax expense for the six months ended June 30, 2020 and 2019, $277 and $315, respectively, relates to non-controlling interests.  Of the deferred tax expense for the six months ended June 30, 2020 and 2019, $69 and $21, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the six months ended June 30, 2020 and 2019 related to non-controlling interests is $346 and $336, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. The assistance includes tax relief and government loans, grants and investments for entities in affected industries.  Key income tax provisions of the CARES Act include (i) business tax provisions which would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; (ii) generally loosen the business interest limitation under section 163(j) from 30 percent to 50 percent; and (iii) fix the ‘retail glitch’ for qualified improvement property to allow for 100% bonus depreciation. As a result of the change to qualified improvement property, the Company will receive accelerated tax deductions upon filing its 2019 tax return and current benefit of approximately $700 thousand has been recorded, along with a corresponding deferred tax liability. There were no other material adjustments recorded.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2020, the Company’s U.S. federal income tax returns for the years 2016 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at June 30, 2020 and 2019.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of June 30, 2020, 345,428 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2019, the Company granted 60,742 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder.  The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions:  Strike price of $14.54, Risk Free rate of 2.32% (5-year treasury rate), expiration of 5 years and volatility of 34.2%.  Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience.  These NQOs will vest and become exercisable into of Class B units of SLP.  One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date.

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

In May 2020, the Company granted 86,764 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder.  The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions:  Strike price of $10.18, Risk Free rate of 0.64% (10-year treasury rate), expiration of 10 years and volatility of 48.0%.  Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience.  These NQOs will vest and become exercisable into of Class B units of SLP.  One-third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date.

In May 2020, the Company granted 49,116 RSUs under the 2012 Equity Incentive Plan at a fair value of $10.11 per share to an existing Class B unit holder.  These RSUs will vest and settle in the form of Class B shares of SLP.  Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

For the three months ended June 30, 2020 and 2019, the Company recorded compensation expense related to such RSUs and NQOs of $155 and $879, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the six months ended June 30, 2020 and 2019, the Company recorded compensation expense related to such RSUs and NQOs of $263 and $1,721, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of June 30, 2020 and December 31, 2019, there was $1,766 and $945, respectively, of unrecognized compensation expense related to unvested awards. As of June 30, 2020 and December 31, 2019, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 2.54 and 1.62 years, respectively.

A summary of the RSU grants by the Company as of June 30, 2020 and 2019 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2020	37,234	$13.19 – 14.54
Granted	57,358	10.18 – 11.83
Vested	(11,443)	13.19 – 14.54
Total granted at June 30, 2020	83,149	$10.18 – 14.54

Total granted at January 1, 2019	247,316	$13.19 – 13.23
Granted	34,388	14.54
Vested	(2,843)	13.19
Total granted at June 30, 2019	278,861	$13.19 – 14.54

A summary of the NQO grants by the Company as of June 30, 2020 and 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2020	166,140	$13.19 – 14.54
Granted	86,764	10.18
Total granted at June 30, 2020	252,904	$10.18 – 14.54

Total granted at January 1, 2019	105,398	$13.97
Granted	60,742	14.54
Total granted at June 30, 2019	166,140	$13.97 – 14.54

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2020 and 2019, Silvercrest made matching contributions of $22 and $22, respectively, for the benefit of employees.  For the six months ended June 30, 2020 and 2019, Silvercrest made matching contributions of $44 and $44, respectively, for the benefit of employees

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2020 and 2019, the Company utilized “soft dollar” credits of $272 and $152, respectively.  For the six months ended June 30, 2020 and 2019, the Company utilized “soft dollar” credits of $427 and $345, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2020, our assets under management increased by 15.5% from $20.6 billion to $23.8 billion.  During the six months ended June 30, 2020, our assets under management decreased by 5.2% from $25.1 billion to $23.8 billion.  On July 1, 2019, we acquired $1.7 billion of assets under management in connection with the acquisition of Cortina Asset Management LLC (“Cortina” and the “Cortina Acquisition”).

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  As of June 30, 2020, Silvercrest L.P. has issued Restricted Stock Units exercisable for 74,907 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 33.8% partnership interest in Silvercrest L.P. as of June 30, 2020 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time. While the COVID-19 pandemic did not materially affect our financial results and business operations in the first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe changed rapidly since the end of the first quarter and into the second fiscal quarter ended June 30, 2020.  Demand for our services continues despite the current capital markets and overall economic environment. Such current demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic affected our operations in the second quarter ended June 30, 2020, continues to affect our operations in the third quarter of 2020, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

Our revenue is highly correlated to securities markets.  As a result, we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets.  The decrease in assets under management for the three months ended March 31, 2020 had an impact on our revenue for the second quarter ended June 30, 2020 because most of our revenue is billed in advance based on the value of assets under management on the last day of the preceding calendar quarter.  We continue to fully operate with our management and employees working remotely and we have had business continuity plans in place which we were able to seamlessly activate upon actions taken by various governmental authorities suggesting that businesses recommend that their employees work from home as a result of the pandemic.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 31, 2020 and for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s earnings and operations nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2020	2019	2020	2019
Revenue	$24,021	$23,897	$52,386	$46,469
Income before other income (expense), net	$1,357	$4,430	$13,971	$8,429
Net income	$782	$3,351	$10,472	$6,396
Net income margin	3.3%	14.0%	20.0%	13.8%
Net income attributable to Silvercrest	$490	$1,864	$6,022	$3,573
Adjusted EBITDA (1)	$6,654	$6,566	$14,880	$12,319
Adjusted EBITDA margin (2)	27.7%	27.5%	28.4%	26.5%
Assets under management at period end (billions)	$23.8	$21.7	$23.8	$21.7
Average assets under management (billions) (3)	$22.2	$21.3	$24.5	$20.4

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

Discretionary Managed Accounts

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2020	2019	2020	2019
AUM concentrated in Discretionary Managed Accounts	$16.9	$15.3	$16.9	$15.3
Average AUM For Discretionary Managed Accounts	$15.7	$15.0	$17.6	$14.5
Discretionary Managed Accounts Revenue (in millions)	$21.9	$21.6	$48.1	$41.9
Percentage of management and advisory fees revenue	95%	94%	95%	94%

Private Funds

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(in billions)	2020	2019	2020	2019
AUM concentrated in Private Funds	$0.4	$0.7	$0.4	$0.7
Average AUM For Private Funds	$0.4	$0.7	$0.5	$0.6
Private Funds Revenue (in millions)	$1.1	$1.3	$2.3	$2.6
Percentage of management and advisory fees revenue	5%	6%	5%	6%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.43% and 0.45% for the three months ended June 30, 2020 and 2019, respectively.  Our average annual management fee was 0.43% and 0.46% for the six months ended June 30, 2020 and 2019, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2020 and 2019. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cash compensation and benefits (1)	$13,212	$13,139	$28,812	$25,660
Non-cash equity-based compensation expense	155	879	263	1,721
Total compensation expense	$13,367	$14,018	$29,075	$27,381

(1)

For the three months ended June 30, 2020 and 2019, $5,557 and $6,261, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2020 and 2019, $12,934 and $11,651, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During 2020 and 2019, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2020 and 2019, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Acquisitions

On April 12, 2019, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cortina Asset Management, LLC, a Wisconsin limited liability company (“Cortina”), and certain interest holders of Cortina (the “Principals of Cortina”) to acquire, directly or through a designated affiliate, substantially all of the assets of Cortina relating to Cortina’s business of providing investment management, investment advisory, and related services.

Subject to the terms and conditions set forth in the Purchase Agreement, we agreed to pay to Cortina an aggregate maximum amount of $44.9 million, 80% of which was agreed to be paid in cash at closing  by us, and 20% of which was agreed to be paid by us in the form of issuance and delivery to certain Principals of Cortina at closing of Class B Units in Silvercrest L.P., in each case subject to certain adjustments as described in the Purchase Agreement. In addition, the Purchase Agreement provides for up to an additional $26.2 million to be paid 80% in cash with certain Principals of Cortina receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

On July 1, 2019, the acquisition was completed pursuant to the Purchase Agreement.  At closing, the Company paid to Cortina an aggregate principal amount of $33.6 million in cash, and Silvercrest L.P. paid an additional $9.0 million in the form of issuance and delivery to certain Principals of Cortina of 662,713 Class B Units in Silvercrest L.P.  Of the $33.6 million paid in cash, $35.1 million represented consideration, partially offset by net closing credits due to the Company for reimbursable expenses from Cortina.

In addition, the Purchase Agreement provides for up to an additional $26.2 million to be paid 80% in cash with certain Principals of Cortina receiving the remaining 20% in the form of Class B Units of Silvercrest L.P. in potential earn-out payments over the next four years.

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

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2020 and 2019 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Management and advisory fees	$23,018	$22,879	$139	0.6%
Family office services	1,003	1,018	(15)	(1.5)%
Total revenue	$24,021	$23,897	$124	0.5%

	For the Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Management and advisory fees	$50,406	$44,468	$5,938	13.4%
Family office services	1,980	2,001	(21)	(1.0)%
Total revenue	$52,386	$46,469	$5,917	12.7%

The growth in our assets under management during the three and six months ended June 30, 2020 and 2019 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of March 31, 2019	$15.3	$5.5	$20.8
Gross client inflows	2.2	─	2.2
Gross client outflows	(2.0)	(0.1)	(2.1)
Market appreciation	0.5	0.3	0.8
As of June 30, 2019	$16.0	$5.7	$21.7 (1)

As of March 31, 2020	$14.9	$5.7	$20.6
Gross client inflows	0.9	0.2	1.1
Gross client outflows	(0.7)	(0.1)	(0.8)
Market appreciation	2.2	0.7	2.9
As of June 30, 2020	$17.3	$6.5	$23.8 (1)

As of January 1, 2019	$14.2	$4.8	$19.0
Gross client inflows	4.2	0.2	4.4
Gross client outflows	(4.2)	(0.1)	(4.3)
Market appreciation	1.8	0.8	2.6
As of June 30, 2019	$16.0	$5.7	$21.7 (1)

As of January 1, 2020	$18.8	$6.3	$25.1
Gross client inflows	1.8	0.2	2.0
Gross client outflows	(1.5)	(0.1)	(1.6)
Market (depreciation)/appreciation	(1.8)	0.1	(1.7)
As of June 30, 2020	$17.3	$6.5	$23.8 (1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2020

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	- 1.8	8.3	9.6	10.8	8.5
Russell 1000 Value Index		- 8.8	1.8	4.6	7.1	6.4

Small Cap Value Composite	4/1/02	-12.2	- 1.9	3.4	6.6	9.2
Russell 2000 Value Index		-17.5	- 4.4	1.3	4.0	6.2

Smid Cap Value Composite	10/1/05	-11.6	0.5	5.7	7.9	8.3
Russell 2500 Value Index		-15.5	- 2.6	1.9	4.7	5.6

Multi Cap Value Composite	7/1/02	- 3.0	5.4	7.7	9.8	8.9
Russell 3000 Value Index		- 9.4	1.4	4.4	6.9	7.0

Equity Income Composite	12/1/03	- 9.9	4.4	8.1	9.7	10.5
Russell 3000 Value Index		- 9.4	1.4	4.4	6.9	7.0

Focused Value Composite	9/1/04	- 8.5	3.2	7.2	9.4	9.6
Russell 3000 Value Index		- 9.4	1.4	4.4	6.9	6.7

Small Cap Opportunity Composite	7/1/04	- 3.2	5.6	7.8	9.5	10.2
Russell 2000 Index		- 6.6	2.0	4.3	7.2	7.2

Small Cap Growth Composite	7/1/04	10.7	12.1	11.9	10.8	10.4
Russell 2000 Growth Index		3.5	7.9	6.9	10.0	8.6

Smid Cap Growth Composite	1/1/06	27.9	19.7	14.5	13.3	11.4
Russell 2500 Growth Index		9.2	12.1	9.6	12.1	9.8

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

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Our total revenue increased by $0.1 million, or 0.5%, to $24.0 million for the three months ended June 30, 2020, from $23.9 million for the three months ended June 30, 2019. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, partially offset by net client outflows and market depreciation during the quarter ended March 31, 2020. Cortina revenue for the three months ended June 30, 2020 was $2.6 million. Revenue for the quarter ended June 30, 2020 is primarily based on market values as of March 31, 2020, and as such was affected by declines in the financial markets caused by COVID-19 during the quarter ended March 31,2020.

Total assets under management increased by $2.1 billion, or 9.7%, to $23.8 billion at June 30, 2020 from $21.7 billion at June 30, 2019.  Compared to the three months ended June 30, 2019, there was an increase in market appreciation of $2.3 billion and a decrease of $1.2 billion in client outflows, partially offset by a decrease of $1.2 billion in client inflows.  During the three months ended June 30, 2020, from March 31, 2020, there was an increase of $2.4 billion in discretionary assets under management while non-discretionary assets under management increased by $0.8 billion.  These increases in assets under management as of June 30, 2020 as compared to March 31, 2020 were primarily due to market appreciation during the quarter ended June 30, 2020.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended June 30, 2020 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.2 million for the three months ended June 30, 2020 as compared to the same period in the prior year as a result of market fluctuations and client redemptions. With respect to our discretionary assets under management, equity assets experienced an increase of 20.3% during the three months ended June 30, 2020 and fixed income assets increased by 1.9% during the same period. For the three months ended June 30, 2020, most of the increase in equity assets came from our smid growth, small cap growth and master limited partnership strategies with composite returns of 47.3%, 43.8% and 28.2%, respectively. As of June 30, 2020, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Total AUM as of March 31,	$20.6	$20.8
Discretionary AUM:
Total Discretionary AUM as of March 31,	14.9	15.3
New client accounts/assets (1)	0.2	0.3
Closed accounts (2)	(0.1)	─
Net cash inflow/(outflow) (3)	0.1	(0.1)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	2.2	0.5
Change to Discretionary AUM	2.4	0.7
Total Discretionary AUM at June 30,	17.3	16.0
Change to Non-Discretionary AUM (5)	0.8	0.2
Total AUM as of June 30,	$23.8	$21.7

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Our total revenue increased by $5.9 million, or 12.7%, to $52.4 million for the six months ended June 30, 2020, from $46.5 million for the six months ended June 30, 2019. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, partially offset by net client outflows and market depreciation during the quarter ended March 31, 2020. Cortina revenue for the six months ended June 30, 2020 was $5.4 million. Revenue for the first two quarters of 2020 is primarily based on market values as of the end of the respective prior quarter, and as such was partially affected by declines in the financial markets caused by COVID-19 during the quarter ended March 31,2020.

Total assets under management increased by $2.1 billion, or 9.7%, to $23.8 billion at June 30, 2020 from $21.7 billion at June 30, 2019.  Compared to the six months ended June 30, 2019, there was a decrease in market appreciation of $4.3 billion and a decrease in client inflows of $2.5 billion, partially offset by a decrease in client outflows of $2.8 billion.  During the six months ended June 30, 2020, from December 31, 2019, there was a decrease of $1.5 billion in discretionary assets under management and an increase of $0.2 billion in non-discretionary assets under management.  These decreases in assets under management during the six months ended June 30, 2020 as compared to December 31, 2019 were primarily due to the effects of COVID-19 on financial markets during the quarter ended March 31, 2020.  Sub-advised fund management revenue remained flat at $0.6 million for the six months ended June 30, 2020 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.3 million for the six months ended June 30, 2020 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced a decrease of 11.3% during the six months ended June 30, 2020 and fixed income assets decreased by 1.1% during the same period. For the six months ended June 30, 2020, most of the decrease in equity assets came from our master limited partnership, emerging markets ADR and international small cap value strategies with composite returns of (31.0)%, (28.9)% and (25.9)%, respectively. As of June 30, 2020, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Total AUM as of January 1,	$25.1	$19.0
Discretionary AUM:
Total Discretionary AUM as of January 1,	18.8	14.2
New client accounts/assets (1)	0.3	0.5
Closed accounts (2)	(0.1)	(0.4)
Net cash inflow/(outflow) (3)	0.1	(0.1)
Market (depreciation) appreciation	(1.8)	1.8
Change to Discretionary AUM	(1.5)	1.8
Total Discretionary AUM at June 30,	17.3	16.0
Change to Non-Discretionary AUM (5)	0.2	0.9
Total AUM as of June 30,	$23.8	$21.7

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and six months ended June 30, 2020 and 2019 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Compensation and benefits (1)	$13,367	$14,018	$(651)	(4.6)%
General, administrative and other	9,297	5,449	3,848	70.6%
Total expenses	$22,664	$19,467	$3,197	16.4%

	For the Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Compensation and benefits (1)	$29,075	$27,381	$1,694	6.2%
General, administrative and other	9,340	10,659	(1,319)	(12.4)%
Total expenses	$38,415	$38,040	$375	1.0%

(1)

For the three months ended June 30, 2020 and 2019, $5,557 and $6,261, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the six months ended June 30, 2020 and 2019, $12,934 and $11,651, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2020 and 2019. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Total expenses increased by $3.2 million, or 16.4%, to $22.7 million for the three months ended June 30, 2020 from $19.5 million for the three months ended June 30, 2019. This decrease was attributable to a decrease in compensation and benefits expense of $0.6 million partially offset by an increase in general, administrative and other expenses of $3.8 million.

Compensation and benefits expense decreased by $0.6 million, or 4.6%, to $13.4 million for the three months ended June 30, 2020 from $14.0 million for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease in the accrual for bonuses of $0.8 million and a decrease in equity based compensation expense of $0.7 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding, partially offset by an increase in salaries and benefits of $0.9 million primarily as a result of merit-based increases and newly hired staff, including the addition of Cortina staff.

General and administrative expenses increased by $3.8 million, or 70.6%, to $9.3 million for the three months ended June 30, 2020 from $5.5 million for the three months ended June 30, 2019. This was primarily attributable to an increase in the fair value of contingent consideration related to the Cortina Acquisition of $3.8 million, a decrease in travel and entertainment expenses of $0.3 million and a decrease in storage and moving expenses of $0.2 million, partially offset by an increase in portfolio and systems expenses of $0.2 million and an increase in depreciation and amortization expense of $0.3 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Total expenses increased by $0.4 million, or 1.0%, to $38.4 million for the six months ended June 30, 2020 from $38.0 million for the six months ended June 30, 2019. This increase was attributable to an increase in compensation and benefits expense of $1.7 million partially offset by a decrease in general, administrative and other expenses of $1.3 million.

Compensation and benefits expense increased by $1.7 million, or 6.2%, to $29.1 million for the six months ended June 30, 2020 from $27.4 million for the six months ended June 30, 2019. The increase was primarily attributable to an increase in salaries and benefits expense of $1.8 million primarily as a result of merit-based increases and newly hired staff, including the addition of Cortina staff and an increase in the accrual for bonuses of $1.4 million, partially offset by a decrease in equity based compensation expense of $1.5 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses decreased by $1.3 million, or 12.4%, to $9.3 million for the six months ended June 30, 2020 from $10.7 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in the fair value of contingent consideration related to the Cortina Acquisition of $2.2 million, a decrease in travel and entertainment expenses of $0.3 million and a decrease in storage and moving expenses of $0.2 million partially offset by an increase in depreciation and amortization expense of $0.8 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, an increase in occupancy and related expenses of $0.1 million, an increase in portfolio and systems expenses of $0.3 million, an increase in the fair value of contingent consideration related to the Jamison Acquisition of $0.1 million and an increase in the fair value of contingent consideration related to the Cappiccille Acquisition of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Other income (expense), net	$8	$8	$—	—%
Interest income	4	79	(75)	(94.9)%
Interest expense	(134)	(8)	(126)	(1,575.0)%
Total other income (expense), net	$(122)	$79	$(201)	(254.4)%

	For the Six Months Ended June 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Other income (expense), net	$15	$15	$—	—%
Interest income	10	149	(139)	(93.3)%
Interest expense	(325)	(16)	(309)	(1,931.3)%
Total other income (expense), net	$(300)	$148	$(448)	(302.7)%

NM – Not Meaningful

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

Total other income (expense) net decreased by $201 thousand to other expense of $122 thousand for the three months ended June 30, 2020 from other income of $79 thousand for the three months ended June 30, 2019 due to an increase in interest expense as a result of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

Total other income (expense) net decreased by $448 thousand to other expense of $300 thousand for the six months ended June 30, 2020 from other income of $148 thousand for the six months ended June 30, 2019 due to an increase in interest expense as a result of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Provision for Income Taxes

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

The provision for income taxes was $0.5 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. The change was primarily the result of the tax effect of the decrease in the fair value of the contingent consideration related to the Cortina Acquisition, partially offset by increased profitability during the current period as compared to the prior year.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2020 and 2019 was 36.7% and 25.7%, respectively.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

The provision for income taxes was $3.2 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily the result of by increased profitability during the current period as compared to the prior year.  Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2020 and 2019 was 23.4% and 25.4%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of non-GAAP financial measure:
Net income	$782	$3,351	$10,472	$6,396
GAAP Provision for income taxes	453	1,158	3,199	2,181
Delaware Franchise Tax	50	50	100	100
Interest expense	134	8	325	16
Interest income	(4)	(79)	(10)	(149)
Depreciation and amortization	1,020	732	2,027	1,243
Equity-based compensation	155	879	263	1,721
Other adjustments (A)	4,064	467	(1,496)	811
Adjusted EBITDA	$6,654	$6,566	$14,880	$12,319
Adjusted EBITDA Margin	27.7%	27.5%	28.4%	26.5%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$782	$3,351	$10,472	$6,396
GAAP Provision for income taxes	453	1,158	3,199	2,181
Delaware Franchise Tax	50	50	100	100
Other adjustments (A)	4,064	467	(1,496)	811
Adjusted earnings before provision for income taxes	5,349	5,026	12,275	9,488
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,391)	(1,307)	(3,192)	(2,467)

Adjusted net income	$3,958	$3,719	$9,083	$7,021

GAAP net income per share (B):
Basic and diluted	$0.05	$0.22	$0.64	$0.42

Adjusted earnings per share/unit (B):
Basic	$0.28	$0.28	$0.63	$0.52
Diluted	$0.27	$0.27	$0.62	$0.51

Shares/units outstanding:
Basic Class A shares outstanding	9,520	8,624	9,520	8,624
Basic Class B shares/units outstanding	4,852	4,833	4,852	4,833
Total basic shares/units outstanding	14,372	13,457	14,372	13,457

Diluted Class A shares outstanding (C)	9,528	8,626	9,528	8,626
Diluted Class B shares/units outstanding (D)	5,014	5,215	5,014	5,215
Total diluted shares/units outstanding	14,542	13,841	14,542	13,841
(A)	Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-acquisition expansion costs (a)	$—	$—	$—	$97
Acquisition costs (b)	23	232	280	370
Severance	—	—	—	13
Other (c)	4,041	235	(1,776)	331
Total other adjustments	$4,064	$467	$(1,496)	$811

(a)	For the six months June 30, 2020 and 2019, represents accrued earnout of $0 and $97, respectively, related to our Richmond, VA office expansion.

(b)

For the three months ended June 30, 2020, represents legal and other professional fees of $12 and insurance costs of $11 related to the acquisition of Cortina.  For the six months ended June 30, 2020, represents legal and other professional fees of $84, insurance costs of $23 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $173.   For the three months ended June 30, 2019, represents legal fees of $38 related to the Neosho Acquisition and legal fees of $194 related to the acquisition of Cortina.  For the six months ended June 30, 2019, represents legal fees of $156 related to the Neosho Acquisition and legal fees of $214 related to the acquisition of Cortina.

(c)

For the three months ended June 30, 2020, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, a fair value adjustment to the Jamison contingent purchase price consideration of $70, a fair value adjustment to the Cortina contingent purchase price consideration of $3,800 and expenses related to the Coronavirus pandemic of $123.  For the six months ended June 30, 2020, represents expenses of $18 related to office renovations, an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $83, a fair value adjustment to the Cortina contingent purchase price consideration of $(2,200), a fair value adjustment to the Jamison contingent purchase price consideration of $70, and expenses related to the Coronavirus pandemic of $144.  For the three months ended June 30, 2019, represents moving expenses of $187 related to office relocations and an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives.  For the six months ended June 30, 2019, represents moving expenses of $235 related to office relocations and an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 8,242 and 1,897 unvested restricted stock units at June 30, 2020 and 2019, respectively.
(D)	Includes 74,907 and 276,963 unvested restricted stock units and 86,764 and 0 unvested non-qualified options at June 30, 2020 and 2019, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.   As of June 30, 2020, we had $14.4 million outstanding under the term loan.  As of June 30, 2020, there were no borrowings outstanding on the revolving credit facility.  We were in compliance with the covenants under the credit facility as of June 30, 2020.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2020 and December 31, 2019.

	As of
(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$37,679	$52,832
Accounts receivable	$8,751	$8,958
Due from Silvercrest Funds	$1,098	$1,697

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

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2020 and 2019. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(4,426)	$(8,087)
Net cash used in investing activities	(360)	(3,215)
Net cash used in financing activities	(10,367)	(7,104)
Net change in cash	$(15,153)	$(18,406)

Operating Activities

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

For the six months ended June 30, 2020 and 2019, operating activities used $4.4 million and $8.1 million, respectively. This difference is primarily the result of an increase in net income of $4.1 million, decreased payouts of accrued compensation of $0.4 million, a decrease in accounts receivable of $1.4 million due to timing of payments received from clients, an increase in deferred tax expense of $0.8 million, an increase in non-cash lease expense of $1.3 million, an increase in depreciation and amortization expense of $0.8 million primarily as a result of the Cortina Acquisition and the completion of renovations to our offices and an increase in prepaid expenses and other assets of $0.2 million.  This was partially offset by a decrease in equity-based compensation expense of $1.5 million, a decrease in distributions received from investment in funds of $0.5 million, a decrease in operating lease liabilities of $1.5 million and a decrease in accounts payable and accrued expenses of $2.0 million, primarily due to a decrease in the fair value of contingent consideration related to the Cortina Acquisition.

Investing Activities

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

For the six months ended June 30, 2020 and 2019, investing activities used $0.4 million and $3.2 million, respectively. The primary use of cash during the six months ended June 30, 2020 was for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash during the six months ended June 30, 2019 was for cash paid at closing of the Neosho Acquisition and for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.

Financing Activities

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

For the six months ended June 30, 2020 and 2019, financing activities used $10.4 million and $7.1 million, respectively.  During the six months ended June 30, 2020, the Company repaid $1.8 million of principal on the term loan with City National Bank.  Distributions to partners during the six months ended June 30, 2020 and 2019 were $5.0 million and $5.8 million, respectively.  During the six months ended June 30, 2020 and 2019, the Company paid dividends of $3.0 million and $2.6 million, respectively, to Class A shareholders.  During the six months ended June 30, 2020 and 2019, we made earnout payments of $0.7 million and $0.4 million, respectively.  During the six months ended June 30, 2020 and 2019, we received payments from partners on notes receivable of $0.3 million and $0.3 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of June 30, 2020 and December 31, 2019, $14.4 million and $16.2, respectively, was outstanding under the term loan with City National Bank.

As of June 30, 2020 and December 31, 2019, nothing was outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 5, 2020.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2020 AUM	$17.2	$4.1	$2.5	$23.8
December 31, 2019 AUM	$18.6	$4.0	$2.5	$25.1

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

The average value of our assets under management for the three and six months ended June 30, 2020 was approximately $22.2 billion and $24.5 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.2 billion and $2.5 billion for the three and six months ended June 30, 2020, respectively, which would cause an annualized increase or decrease in revenues of approximately $9.6 million and $10.5 million for the three and six months ended June 30, 2020, respectively, at a weighted average fee rate for the three and six months ended June 30, 2020 of 0.43% and 0.43%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and six months ended June 30, 2020 and 2019 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2020.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - Other Information

Item 1A.  Risk Factors

The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 31, 2019 and in its subsequent periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended. The information included in the "Risk Factors" section of the First Quarter Form 10-Q is incorporated by reference herein. However, the risks and uncertainties that we face are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated in the First Quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.  The effects of the events and circumstances described in the following risk factors may have the additional effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.

The COVID-19 pandemic has had a negative impact on our revenue levels, which we expect to continue for the rest of the year.

Our revenue is highly correlated to securities markets, and we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets. While the COVID-19 pandemic did not materially affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter, which has led to increased volatility and uncertainty in securities markets in the United States and across the globe. As a result, the COVID-19 pandemic affected our operations in the second quarter ended June 30, 2020, continues to affect our operations in the third quarter of 2020, and may continue to do so indefinitely thereafter.  While demand for the Company’s services continues given the current capital markets and overall economic environment, such demand may not continue and demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.  Such events may result in business disruption, reduced earnings and operations, any of which could materially affect our business, financial condition, and results of operations.

The transmission of COVID-19 and efforts to contain its spread have resulted in border closings and other travel restrictions and significant disruptions to business operations, supply chains and customer activity, including event cancellations and restrictions, service cancellations and wide-spread quarantines. These impacts and the uncertainty around the future impact of COVID-19, including the extent and duration of the impact on economies around the world, have caused significant volatility and declines in the global financial markets, which are expected to continue to result in business disruptions, reduced earnings and operations, which could materially affect our business, financial conditions and results of operations.

During the three months ended March 31, 2020, our revenues were not significantly impacted by the effects of COVID-19 on the financial markets primarily as a result of our advance billing structure; however, our revenues for the three months ended June 30, 2020 and subsequent periods have and will continue to be impacted by the effects of COVID-19 on the financial markets. See also Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The COVID-19 pandemic affected the Company’s operations in the second quarter, is affecting the Company’s operations in the third quarter, and may continue to do so indefinitely thereafter. The Company is continuously monitoring its own operations and intends to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of its abilities, but there can be no assurances that the Company will be successful in doing so. Governmental action may further cause the Company to temporarily close its facilities and/or regional quarantines may result in labor shortages and work stoppages. All of these factors may have far reaching direct and indirect impacts on the Company’s business, operations, and financial results and condition. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments which cannot be predicted.

Item 6. Exhibits

Exhibit Number	Description

4.1

Eighth Amendment to Credit Agreement, dated as of June 19, 2020, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor, initially filed as exhibit 4.1 on Form 8-K with the Securities and Exchange Commission on June 19, 2020 and incorporated herein by reference.

10.1**	Amendment to Restricted Stock Unit Award Agreement among Silvercrest Asset Management Group Inc. and Brian D. Dunn, dated July 28, 2020.

10.2**	Employment agreement with J. Allen Gray dated July 29, 2020.

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on August 3, 2020.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	August 3, 2020		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	August 3, 2020		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)