Form 10-Q
period 2020-09-30
Silvercrest Asset Management Group Inc.
filed 2020-11-05
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of November 2, 2020 was 9,544,607 and 4,827,731, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52
Part II	Other Information
Item 1A.	Risk Factors	53
Item 6.	Exhibits	54

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets,  adverse economic or market conditions, including the continued adverse effects of the coronavirus pandemic, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$48,171	$52,832
Investments	16	1,781
Receivables, net	8,642	8,958
Due from Silvercrest Funds	1,806	1,697
Furniture, equipment and leasehold improvements, net	5,630	6,015
Goodwill	63,675	63,675
Operating lease assets	31,103	33,485
Finance lease assets	284	198
Intangible assets, net	27,216	29,286
Deferred tax asset—tax receivable agreement	11,646	13,190
Prepaid expenses and other assets	3,057	3,132
Total assets	$201,246	$214,249
Liabilities and Equity
Accounts payable and accrued expenses	$16,576	$18,527
Accrued compensation	22,554	32,252
Borrowings under credit facility	13,500	16,200
Operating lease liabilities	37,254	39,848
Finance lease liabilities	289	196
Deferred tax and other liabilities	10,160	9,419
Total liabilities	100,333	116,442
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,544,607 and 9,329,879 issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	95	93
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,827,731 and 5,031,017 issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	47	49
Additional Paid-In Capital	50,185	49,246
Retained earnings	19,155	15,648
Total Silvercrest Asset Management Group Inc.’s equity	69,482	65,036
Non-controlling interests	31,431	32,771
Total equity	100,913	97,807
Total liabilities and equity	$201,246	$214,249

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Management and advisory fees	$26,148	$26,842	$76,554	$71,310
Family office services	1,034	1,003	3,014	3,004
Total revenue	27,182	27,845	79,568	74,314
Expenses
Compensation and benefits	15,142	15,100	44,217	42,481
General and administrative	7,091	6,444	16,431	17,103
Total expenses	22,233	21,544	60,648	59,584
Income before other (expense) income, net	4,949	6,301	18,920	14,730
Other (expense) income, net
Other (expense) income, net	8	242	23	257
Interest income	2	11	12	160
Interest expense	(120)	(239)	(445)	(255)
Equity income from investments	—	9	—	9
Total other (expense) income, net	(110)	23	(410)	171
Income before provision for income taxes	4,839	6,324	18,510	14,901
Provision for income taxes	1,359	1,501	4,558	3,682
Net income	3,480	4,823	13,952	11,219
Less: net income attributable to non-controlling interests	(1,421)	(2,170)	(5,871)	(4,993)
Net income attributable to Silvercrest	$2,059	$2,653	$8,081	$6,226
Net income per share:
Basic	$0.22	$0.30	$0.85	$0.72
Diluted	$0.22	$0.30	$0.85	$0.72
Weighted average shares outstanding:
Basic	9,532,362	8,870,674	9,478,695	8,659,403
Diluted	9,540,604	8,872,571	9,488,259	8,662,140

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

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2020	9,330	$93	5,031	$49	$49,246	$15,648	$65,036	$32,771	$97,807
Distributions to partners	—	—	—	—	—	—	—	(2,226)	(2,226)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	300	300
Equity-based compensation	—	—	—	—	9	—	9	100	109
Net Income	—	—	—	—	—	5,532	5,532	4,158	9,690
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(364)	—	(364)	—	(364)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	176	2	(176)	(2)	1,149	—	1,149	(1,149)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,520)	(1,520)	—	(1,520)
March 31, 2020	9,506	$95	4,855	$47	$50,040	$19,660	$69,842	$33,952	$103,794
Distributions to partners	—	—	—	—	—	—	—	(2,798)	(2,798)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—
Equity-based compensation	2	—	9	—	10	—	10	147	157
Net Income	—	—	—	—	—	490	490	292	782
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	8	—	8	—	8
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	12	—	(12)	—	88	—	88	(88)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	(1,523)	(1,523)	—	(1,523)
June 30, 2020	9,520	$95	4,852	$47	$50,146	$18,627	$68,915	$31,503	$100,418
Distributions to partners	—	—	—	—	—	—	—	(1,497)	(1,497)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—
Equity-based compensation	1	—	—	—	52	—	52	169	221
Net Income	—	—	—	—	—	2,059	2,059	1,421	3,480
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(176)	—	(176)	—	(176)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	24	—	(24)	—	163	—	163	(163)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	(1,531)	(1,531)	—	(1,531)
September 30, 2020	9,545	$95	4,828	$47	$50,185	$19,155	$69,482	$31,431	$100,913

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$13,952	$11,219
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	456	2,166
Depreciation and amortization	2,995	2,216
Deferred income taxes	1,741	1,885
Tax receivable agreement adjustment	—	(234)
Non-cash interest on notes receivable from partners	(6)	(9)
Non-cash lease expense	2,382	—
Distributions received from investment funds	1,765	1,486
Equity income from investments	—	(9)
Other	—	(1)
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	207	(3,408)
Prepaid expenses and other assets	73	(1,137)
Accounts payable and accrued expenses	(1,181)	(158)
Accrued compensation	(9,698)	(10,179)
Operating lease liabilities	(2,594)	—
Deferred and other liabilities	13	(5)
Net cash provided by operating activities	10,105	3,832
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(453)	$(3,579)
Acquisition of Neosho Capital, LLC	—	(399)
Acquisition of Cortina Asset Management, LLC	—	(35,169)
Net cash used in investing activities	(453)	(39,147)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions completed on or after January 1, 2009	$(741)	$(425)
Borrowings under credit facility	—	18,000
Repayments of notes payable	(2,700)	(900)
Principal payments on financing leases	(81)	(78)
Operating lease liabilities	—	1,318
Distributions to partners	(6,521)	(7,385)
Dividends paid on Class A common stock	(4,570)	(3,948)
Payments from partners on notes receivable	300	291
Net cash (used in) provided by financing activities	(14,313)	6,873
Net decrease in cash and cash equivalents	(4,661)	(28,442)
Cash and cash equivalents, beginning of period	52,832	69,283
Cash and cash equivalents, end of period	$48,171	$40,841

See accompanying notes to condensed consolidated financial statements.

	Nine months ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$2,775	$3,771
Interest	419	234
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$703	$994
Earnout accrual for acquisition of Neosho Capital, LLC	—	1,686
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Neosho	—	20
Earnout accrual for acquisition of Cortina Asset Management, LLC	—	13,800
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Cortina	—	8,945
Issuance of Class B shares of Silvercrest L. P. in conjunction with the acquisition of Cortina, par value $0.01	—	7
Assets acquired under finance lease	78	98
Operating lease assets (ASC 842 adoption)	—	34,467
Operating lease liabilities (ASC 842 adoption)	—	204
Finance lease assets (ASC 842 adoption)	—	40,920
Finance lease liabilities (ASC 842 adoption)	—	206
Accrued dividends	4	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020 and December 31, 2019 and for the Three and Nine Months ended September 30, 2020 and 2019

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,544,607 Class A units or approximately 66.3% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of September 30, 2020, this liability is estimated to be $10,010 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2019 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 and 2019 or any future period.

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

During the three and nine months ended September 30, 2020 and 2019, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2020, Silvercrest holds approximately 66.3% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2020 and December 31, 2019. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2020 or 2019.

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

The Company has one reporting unit at September 30, 2020 and December 31, 2019. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2020 and 2019.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing.  An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 will be effective for the Company in fiscal year 2021 and interim reporting periods within that year.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company elected to early adopt ASU 2017-04 relating to our impairment test performed during the year ended December 31, 2019.  The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

A fair value adjustment to contingent purchase price consideration of $1,700 and ($500) was recorded during the three and nine months September 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  SAMG LLC has a liability of $13,500 and $14,000 as of September 30, 2020 and December 31, 2019, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

Cortina revenue and income before provision for income taxes for the three months ended September 30, 2020 and 2019 that are included in the Condensed Consolidated Statement of Operations are $3,020 and $1,355, and $3,182 and $976, respectively.  Cortina revenue and income before provision for income taxes for the nine months ended September 30, 2020 and 2019 that are included in the Condensed Consolidated Statement of Operations are $8,426 and $3,428, and $3,182 and $976, respectively.

During the three and nine months ended September 30, 2020, the Company incurred $5 and $90, respectively, in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.  During the three and nine months ended September 30, 2019, the Company incurred $1,147 in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

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

Pro Forma Nine Months Ended September 30, 2019
Revenue	$80,508
Net Income	$11,797

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

The Company has a liability of $1,103 and $1,403 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019, respectively, for contingent consideration.  During the nine months ended September 30, 2020, the Company made contingent purchase price payments to Neosho of $300.

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

A fair value adjustment to contingent purchase price consideration of $0 and $83 was recorded during the three and nine months ended September 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  The Company has a liability of $70 and $101 related to earnout payments to be made in conjunction with the Cappiccille Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2020 and December 31, 2019, respectively, for contingent consideration.  During the nine months ended September 30, 2020 and 2019, the Company made contingent purchase price payments to Cappiccille of $113 and $105, respectively.

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

A fair value adjustment to contingent purchase price consideration of $0 and $70 was recorded during the three and nine months ended September 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarter then ended.  The Company has a liability of $160 and $418 as of September 30, 2020 and December 31, 2019, respectively, related to earnout payments to be made in conjunction with the Jamison Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.  During the nine months ended September 30, 2020 and 2019, the Company made contingent purchase price payments to Jamison of $328 and $320, respectively. The six months ended June 30, 2020 represents the final measurement period of the Jamison contingent purchase price consideration.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $16 and $1,781 as of September 30, 2020 and December 31, 2019, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. Despite the Company’s insignificant financial interest, the Company applies the equity method to account for its interests in affiliated investment funds because it exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2020 and December 31, 2019, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

•

Level III: Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Investments that are included in Level III generally include general and limited partnership interests in private equity and real estate funds, credit-oriented funds, certain over-the-counter derivatives, funds of hedge funds which use net asset value per share to determine fair value in which the Company may not have the ability to redeem its investment at net asset value at, or within three months of, the reporting date, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.  Liabilities that are included in Level III generally include contingent consideration related to the acquisition earnouts.

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

At September 30, 2020 and December 31, 2019, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2019 and the nine months ended September 30, 2020:

Balance at January 1, 2019	$755
Additions to estimated contingent consideration	15,417
Payments of contingent consideration	(425)
Non-cash changes in fair value of estimated contingent consideration	174
Balance at December 31, 2019	15,921
Additions to estimated contingent consideration	—
Payments of contingent consideration	(741)
Non-cash changes in fair value of estimated contingent consideration	(347)
Balance at September 30, 2020	$14,833

Estimated contingent consideration is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition.  Payments of contingent consideration are included in earn-outs paid related to acquisitions completed on or after January 1, 2009 in financing activities in the Condensed Consolidated Statements of Cash Flows.

In determining fair value of the estimated contingent consideration, the acquired business’ future performance is estimated using financial projections for the acquired business. These financial projections, as well as alternative scenarios of financial performance, are measured against the performance targets specified in each respective acquisition agreement. In addition, discount rates are established based on the cost of debt and the cost of equity. The Company uses the Monte Carlo Simulation Model to determine the fair value of the Company’s estimated contingent consideration.

The significant unobservable inputs used in the fair value measurement of the Company’s estimated contingent consideration are the forecasted growth rates over the measurement period and discount rates. Significant increases or decreases in the Company’s forecasted growth rates over the measurement period or discount rates would result in a higher or lower fair value measurement.

Inputs used in the fair value measurement of estimated contingent consideration at September 30, 2020 and December 31, 2019 are summarized below:

Monte Carlo Simulation Model	September 30, 2020	December 31, 2019	Fair Value Hierarchy
Fair Value	$14,833	$15,921	Level 3
Forecasted growth rate	16.1%	18.6%
Discount rate	11.6%	10.5%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At September 30, 2020 and December 31, 2019, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$48,171	$48,171	$52,832	$52,832	Level 1	(1)
Investments	$16	$16	$1,781	$1,781	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$13,500	$13,500	$16,200	$16,200	Level 2	(3)

(1)	Includes $1,397 and $1,392 of cash equivalents at September 30, 2020 and December 31, 2019, respectively, that fall under Level 1 in the fair value hierarchy.
(2)

Investments consist of the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates.  Fair value of investments is based on the net asset value of the affiliated investment funds which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.

(3)

The carrying value of borrowings under the revolving credit agreement approximates fair value, which is determined based on interest rates currently available to the Company for similar debt and the weighted average cost of capital of the Company.

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Management and advisory fees receivable	$3,442	$4,981
Unbilled receivables	5,746	4,596
Other receivables	2	2
Receivables	9,190	9,579
Allowance for doubtful receivables	(548)	(621)
Receivables, net	$8,642	$8,958

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Leasehold improvements	$7,880	$7,783
Furniture and equipment	7,159	6,541
Artwork	502	502
Total cost	15,541	14,826
Accumulated depreciation and amortization	(9,911)	(8,811)
Furniture, equipment and leasehold improvements, net	$5,630	$6,015

Depreciation expense for the three months ended September 30, 2020 and 2019 was $279 and $267, respectively.  Depreciation expense for the nine months ended September 30, 2020 and 2019 was $838 and $815, respectively.

During the nine months ended September 30, 2020 and 2019, the Company wrote off leased assets of $209 and $310, with accumulated depreciation of $180 and $310, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Beginning
Gross balance	$81,090	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	25,168
Acquisition of Neosho	—	2,183
Acquisition of Cortina	—	36,324
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2020 and December 31, 2019:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2020	$44,060	$2,467	$46,527
Disposal	—	(6)	(6)
Balance, September 30, 2020	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2020	(14,833)	(2,408)	(17,241)
Amortization expense	(2,011)	(58)	(2,069)
Disposal	—	5	5
Balance, September 30, 2020	(16,844)	(2,461)	(19,305)
Net book value	$27,216	$—	$27,216
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Acquisition of Cortina	21,500	—	21,500
Balance, December 31, 2019	44,060	2,467	46,527
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(1,946)	(161)	(2,107)
Balance, December 31, 2019	(14,833)	(2,408)	(17,241)
Net Book Value	$29,227	$59	$29,286

Amortization expense related to intangible assets was $664 and $705 for the three months ended September 30, 2020 and 2019, respectively.  Amortization expense related to intangible assets was $2,069 and $1,401 for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, the Company wrote off other intangible assets related to a non-compete agreement with one of the principals of Jamison which was no longer in effect at September 30, 2020 with a cost of $6 and the related accumulated amortization of $5.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2020 (remainder of)	$663
2021	2,629
2022	2,575
2023	2,416
2024	2,289
Thereafter	16,644
Total	$27,216

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.  The Company was in compliance with the covenants under the credit facility as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company did not have any outstanding borrowings under the revolving credit facility.  As of September 30, 2020 and December 31, 2019, the Company had $13,500 and $16,200, respectively, outstanding under the term loan.  There was no accrued but unpaid interest as of September 30, 2020 or December 31, 2019.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended September 30, 2020 and 2019 was $117 and $237, respectively.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the nine months ended September 30, 2020 and 2019 was $437 and $250, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2020 and 2019 amounted to $1,597 and $1,566, respectively. The Company received sub-lease income from sub-tenants during the three months ended September 30, 2020 and 2019 of $38 and $28, respectively. Therefore, for the three months ended September 30, 2020 and 2019, net rent expense amounted to $1,559 and $1,538, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the nine months ended September 30, 2020 and 2019 amounted to $4,777 and $4,625, respectively. The Company received sub-lease income from sub-tenants during the nine months ended September 30, 2020 and 2019 of $115 and $98, respectively. Therefore, for the nine months ended September 30, 2020 and 2019, net rent expense amounted to $4,662 and $4,527, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of September 30, 2020 and December 31, 2019.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA.  The lease commenced on May 1, 2014 and had an original expiration date of July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months.  Monthly rent expense is $5.  The Company paid a refundable security deposit of $3.  In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease.  This expansion was to occur on or about October 1, 2017, and the lease was extended to November 30, 2024.  The lease was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028.  The amended lease provides for a rent credit of $40.  Monthly rent expense under the amended lease is $10.

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA.  The lease commenced on June 30, 2015 and expired, as amended, on June 30, 2019.  On June 6, 2019, the Company extended this lease for three years, with the new term beginning on July 1, 2019 and expiring on June 30, 2022.  Monthly rent expense is $2.  The Company paid a refundable security deposit of $2.

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

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease Cost	$1,532	$1,496	$4,591	$4,436
Financing Lease Cost:
Amortization of ROU assets	26	25	89	79
Interest on lease liabilities	3	2	7	6
Total	29	27	96	85

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2020	$1,625	$(38)	$1,587
2021	6,370	(35)	6,335
2022	6,244	(35)	6,209
2023	5,928	(6)	5,922
2024	6,008	—	6,008
Thereafter	22,067	—	22,067
Total	$48,242	$(114)	$48,128
Weighted-average remaining lease term – operating leases (months)			91.8
Weighted-average discount rate			4.3%

The Company has finance leases for the following office equipment: (i) a five-year finance lease agreement for two copiers totaling $152 with monthly minimum lease payments of $3, which began on February 1, 2017 and continue through January 31, 2022, (ii) a three-year lease agreement for four copiers totaling $72 with monthly minimum payments of $2, which began on July 1, 2017 and continue through June 30, 2020, (iii) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continue through February 28, 2021, (iv) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continue through February 28, 2022, (v) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continue through May 31, 2022, (vi) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continue through November 30, 2021, (vii)  a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continue through July 31, 2022, (viii) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and continue through April 30, 2025 , (ix) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and continue through May 31, 2023, (x) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023 and (xi) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023.  The aggregate principal balance of finance leases was $289 and $196 as of September 30, 2020 and December 31, 2019, respectively.

The assets relating to finance leases that are included in equipment as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Finance lease assets included in furniture and equipment	$417	$679
Finance lease assets included in software	—	—
Less: Accumulated depreciation and amortization	(133)	(481)
	$284	$198

Depreciation expense relating to finance lease assets was $26 and $25 for the three months ended September 30, 2020 and 2019, respectively.  Depreciation expense relating to finance lease assets was $88 and $78 for the nine months ended September 30, 2020 and 2019, respectively.

During the three and nine months ended September 30, 2020 and 2019, the Company wrote off leased assets of $209 and $310, with accumulated depreciation of $180 and $310, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2020	$41
2021	126
2022	80
2023	44
2024	16
Thereafter	5
Total	$312
Weighted-average remaining lease term – finance leases (months)	34.1
Weighted-average discount rate	4.0%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $1,497 and $1,626, for the three months ended September 30, 2020 and 2019, respectively.  Partnership distributions totaled $6,521 and $7,385, for the nine months ended September 30, 2020 and 2019, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2020 and 2019 amounted to $27,236 and $27,199, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2020 and 2019.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended September 30, 2020 and 2019, SLP accrued partner incentive allocations of $7,121 and $7,115, respectively. During the nine months ended September 30, 2020 and 2019, SLP accrued partner incentive allocations of $20,055 and $18,766, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2020
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,544,607	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,827,731	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)

During 2020 and 2016 Silvercrest granted 8,242 and 10,582 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 8,242 remain unvested as of September 30, 2020.

(3)	Each share of Class B common stock is entitled to one vote per share.

(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,827,731 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 74,906 restricted stock units which will vest and settle in the form of Class B units of SLP. The 74,906 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three and nine months ended September 30, 2020, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2020		9,329,879
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	February 2020	155,224
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2020	20,662
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2020	7,355
Issuance of Class A common stock upon vesting of restricted stock units	May 2020	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2020	5,400
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2020	24,191
Class A common shares outstanding – September 30, 2020		9,544,607

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2020		5,031,017
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	February 2020	(155,224)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2020	(20,662)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2020	(7,355)
Issuance of Class B common stock upon vesting of restricted stock units	May 2020	9,546
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2020	(5,400)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2020	(24,191)

Class B common shares outstanding – September 30, 2020		4,827,731

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

In August 2020, the Company redeemed from certain existing partners 24,191 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Beginning balance	$645	$924
Repayment of notes	(300)	(291)
Interest accrued and capitalized on notes receivable	5	12
Ending balance	$350	$645

Full recourse notes receivable from partners as of September 30, 2020 and December 31, 2019 are $350 and $645, respectively. There were no limited recourse notes receivable from partners as of September 30, 2020 or December 31, 2019. There is no allowance for credit losses on notes receivable from partners as of September 30, 2020 or December 31, 2019.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2020 and 2019, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2020 and 2019, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,165 and $1,312, respectively.  For the nine months ended September 30, 2020 and 2019, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $3,485 and $3,880, respectively.  As of September 30, 2020 and December 31, 2019, the Company was owed $1,806 and $1,697, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2020 and 2019, the Company earned management and advisory fees of $330 and $387, respectively, from assets managed on behalf of certain of its employees.  For the nine months ended September 30, 2020 and 2019, the Company earned management and advisory fees of $995 and $1,062, respectively, from assets managed on behalf of certain of its employees.  As of September 30, 2020 and December 31, 2019, the Company is owed approximately $62 and $137, respectively, from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2020, the Company had net deferred tax assets of $11,523, which is recorded as a deferred tax asset of $11,646 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $63 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $60 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2020, $41 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $1,576 and $776 for the three months ended September 30, 2020 and 2019, respectively. Of the amount for the three months ended September 30, 2020, $953 relates to Silvercrest’s corporate tax expense, $622 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended September 30, 2020 and 2019 was ($217) and $725, respectively.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2020 and 2019 is $1,359 and $1,501, respectively.  The discrete tax expense for the three months ended September 30, 2020, and 2019 was ($99) and $240, respectively. For 2020, this represents a reduction to tax expense associated with an unfavorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

The current tax expense was $2,817 and $1,798 for the nine months ended September 30, 2020 and 2019, respectively. Of the amount for the nine months ended September 30, 2020, $1,388 relates to Silvercrest’s corporate tax expense, $1,427 relates to SLP’s state and local liability and $2 relates to SFS’s corporate tax expense.  The deferred tax expense for the nine months ended September 30, 2020 and 2019 was $1,741 and $1,885, respectively.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2020 and 2019 is $4,558 and $3,682, respectively.  The discrete tax expense for the nine months ended September 30, 2020 and 2019, was $197 and $240, respectively. For 2020 this represents additional tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition. For 2019 the discrete items are primarily attributable to adjustments to the value of deferred tax assets for Silvercrest as a result of changes in state apportionment resulting from the acquisition of Cortina.

The current tax expense increased from the comparable period in 2019 mainly due to increased profitability.

Of the total current tax expense for the three months ended September 30, 2020 and 2019, $212 and $134, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended September 30, 2020 and 2019, ($56) and $7, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2020 and 2019 related to non-controlling interests is $156 and $141, respectively.

Of the total current tax expense for the nine months ended September 30, 2020 and 2019, $490 and $450, respectively, relates to non-controlling interests.  Of the deferred tax expense for the nine months ended September 30, 2020 and 2019, $12 and $27, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2020 and 2019 related to non-controlling interests is $502 and $477, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2020, the Company’s U.S. federal income tax returns for the years 2016 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at September 30, 2020 and 2019.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2020, 345,428 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

For the three months ended September 30, 2020 and 2019, the Company recorded compensation expense related to such RSUs and NQOs of $192 and $445, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense related to such RSUs and NQOs of $456 and $2,166, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of September 30, 2020 and December 31, 2019, there was $1,543 and $945, respectively, of unrecognized compensation expense related to unvested awards. As of September 30, 2020 and December 31, 2019, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.91 and 1.62 years, respectively.

A summary of the RSU grants by the Company as of September 30, 2020 and 2019 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2020	37,234	$13.19 – 14.54
Granted	57,358	10.18 – 11.83
Vested	(11,443)	13.19 – 14.54
Total granted at September 30, 2020	83,149	$10.18 – 14.54

Total granted at January 1, 2019	247,316	$13.19 – 13.23
Granted	34,388	14.54
Vested	(244,470)	13.19 – 13.23
Total granted at September 30, 2019	37,234	$13.19 – 14.54

A summary of the NQO grants by the Company as of September 30, 2020 and 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2020	166,140	$13.19 – 14.54
Granted	86,764	10.18
Total granted at September 30, 2020	252,904	$10.18 – 14.54

Total granted at January 1, 2019	105,398	$13.97
Granted	60,742	14.54
Total granted at September 30, 2019	166,140	$13.97 – 14.54

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2020 and 2019, Silvercrest made matching contributions of $22 and $22, respectively, for the benefit of employees.  For the nine months ended September 30, 2020 and 2019, Silvercrest made matching contributions of $66 and $66, respectively, for the benefit of employees

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2020 and 2019, the Company utilized “soft dollar” credits of $263 and $152, respectively.  For the nine months ended September 30, 2020 and 2019, the Company utilized “soft dollar” credits of $690 and $554, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2020, our assets under management increased by 2.5% from $23.8 billion to $24.4 billion.  During the nine months ended September 30, 2020, our assets under management decreased by 2.8% from $25.1 billion to $24.4 billion.  On July 1, 2019, we acquired $1.7 billion of assets under management in connection with the acquisition of Cortina Asset Management LLC (“Cortina” and the “Cortina Acquisition”).

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”.  As of September 30, 2020, Silvercrest L.P. has issued Restricted Stock Units exercisable for 74,907 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 33.7% partnership interest in Silvercrest L.P. as of September 30, 2020 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

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

The COVID-19 pandemic affected our operations in the second quarter ended June 30, 2020, in the third quarter ended September 30, 2020, and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

Our revenue is highly correlated to securities markets.  As a result, we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets.  The decrease in assets under management for the three months ended March 31, 2020 had an impact on our revenue for the second quarter ended June 30, 2020 because most of our revenue is billed in advance based on the value of assets under management on the last day of the preceding calendar quarter.  Assets under management continue to be lower than at December 31, 2019, which caused a negative impact on our revenue for the nine months ended September 30, 2020.  We continue to fully operate with our management and employees working remotely and we have had business continuity plans in place which we were able to seamlessly activate upon actions taken by various governmental authorities suggesting that businesses recommend that their employees work from home as a result of the pandemic.

Due to the above circumstances and as described generally in this Form 10-Q, the Company’s results of operations for the three month period ended March 31, 2020, for the three and six month periods ended June 30, 2020 and for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s earnings and operations nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2020	2019	2020	2019
Revenue	$27,182	$27,845	$79,568	$74,314
Income before other income (expense), net	$4,949	$6,301	$18,920	$14,730
Net income	$3,480	$4,823	$13,952	$11,219
Net income margin	12.8%	17.3%	17.5%	15.1%
Net income attributable to Silvercrest	$2,059	$2,653	$8,081	$6,226
Adjusted EBITDA (1)	$8,119	$8,942	$22,999	$21,261
Adjusted EBITDA margin (2)	29.9%	32.1%	28.9%	28.6%
Assets under management at period end (billions)	$24.4	$23.5	$24.4	$23.5
Average assets under management (billions) (3)	$24.1	$22.6	$24.8	$21.3

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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2020	2019	2020	2019
AUM concentrated in Discretionary Managed Accounts	$17.5	$16.8	$17.5	$16.8
Average AUM For Discretionary Managed Accounts	$17.2	$16.1	$17.9	$15.2
Discretionary Managed Accounts Revenue (in millions)	$25.0	$25.5	$73.1	$67.4
Percentage of management and advisory fees revenue	95%	95%	95%	95%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2020	2019	2020	2019
AUM concentrated in Private Funds	$0.4	$0.7	$0.4	$0.7
Average AUM For Private Funds	$0.4	$0.7	$0.5	$0.7
Private Funds Revenue (in millions)	$1.2	$1.3	$3.5	$3.9
Percentage of management and advisory fees revenue	5%	5%	5%	5%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.45% and 0.49% for the three months ended September 30, 2020 and 2019, respectively.  Our average annual management fee was 0.43% and 0.47% for the nine months ended September 30, 2020 and 2019, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and nine months ended September 30, 2020 and 2019. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cash compensation and benefits (1)	$14,950	$14,655	$43,761	$40,315
Non-cash equity-based compensation expense	192	445	456	2,166
Total compensation expense	$15,142	$15,100	$44,217	$42,481

(1)

For the three months ended September 30, 2020 and 2019, $7,121 and $7,115, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the nine months ended September 30, 2020 and 2019, $20,055 and $18,766, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2020 and 2019 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Management and advisory fees	$26,148	$26,842	$(694)	(2.6)%
Family office services	1,034	1,003	31	3.1%
Total revenue	$27,182	$27,845	$(663)	(2.4)%

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Management and advisory fees	$76,554	$71,310	$5,244	7.4%
Family office services	3,014	3,004	10	0.3%
Total revenue	$79,568	$74,314	$5,254	7.1%

The growth in our assets under management during the three and nine months ended September 30, 2020 and 2019 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of June 30, 2019	$16.0	$5.7	$21.7
Gross client inflows	3.8	0.3	4.1
Gross client outflows	(2.3)	(0.3)	(2.6)
Market appreciation	─	0.3	0.3
As of September 30, 2019	$17.5	$6.0	$23.5 (1)

As of June 30, 2020	$17.3	$6.5	$23.8
Gross client inflows	0.8	0.1	0.9
Gross client outflows	(0.9)	(0.1)	(1.0)
Market appreciation	0.7	─	0.7
As of September 30, 2020	$17.9	$6.5	$24.4 (1)

As of January 1, 2019	$14.2	$4.8	$19.0
Gross client inflows	8.0	0.5	8.5
Gross client outflows	(6.5)	(0.4)	(6.9)
Market appreciation	1.8	1.1	2.9
As of September 30, 2019	$17.5	$6.0	$23.5 (1)

As of January 1, 2020	$18.8	$6.3	$25.1
Gross client inflows	2.6	0.3	2.9
Gross client outflows	(2.4)	(0.2)	(2.6)
Market (depreciation)/appreciation	(1.1)	0.1	(1.0)
As of September 30, 2020	$17.9	$6.5	$24.4 (1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2020

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	4.3	8.4	13.0	11.0	8.8
Russell 1000 Value Index		- 5.0	2.6	7.7	7.4	6.6

Small Cap Value Composite	4/1/02	-11.5	- 3.1	5.5	5.4	9.1
Russell 2000 Value Index		-14.9	- 5.1	4.1	3.3	6.3

Smid Cap Value Composite	10/1/05	-10.6	- 1.4	7.4	7.2	8.3
Russell 2500 Value Index		-12.6	- 2.7	4.7	4.3	5.8

Multi Cap Value Composite	7/1/02	0.8	4.7	10.5	9.5	9.1
Russell 3000 Value Index		- 5.7	2.1	7.4	7.1	7.2

Equity Income Composite	12/1/03	- 8.0	3.4	10.3	9.2	10.6
Russell 3000 Value Index		- 5.7	2.1	7.4	7.1	7.3

Focused Value Composite	9/1/04	0.2	3.6	10.0	8.9	9.8
Russell 3000 Value Index		- 5.7	2.1	7.4	7.1	7.0

Small Cap Opportunity Composite	7/1/04	3.6	6.4	10.9	8.6	10.4
Russell 2000 Index		0.4	1.8	8.0	6.4	7.4

Small Cap Growth Composite	7/1/04	28.8	14.5	17.0	10.3	10.9
Russell 2000 Growth Index		15.7	8.2	11.4	9.2	8.9

Smid Cap Growth Composite	1/1/06	47.0	23.0	20.9	13.8	12.0
Russell 2500 Growth Index		23.4	13.4	14.2	11.7	10.3

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

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

Our total revenue decreased by $0.6 million, or 2.4%, to $27.2 million for the three months ended September 30, 2020, from $27.8 million for the three months ended September 30, 2019. This decrease was driven by the continued impact of COVID-19 on the financial markets during the quarter ended March 31, 2020 which caused a reduction in assets under management, as well as net client outflows during the quarter ended September 30, 2020. This was partially offset by market appreciation during the current quarter.

Total assets under management increased by $0.9 billion, or 3.8%, to $24.4 billion at September 30, 2020 from $23.5 billion at September 30, 2019.  Compared to the three months ended September 30, 2019, there was an increase in market appreciation of $0.4 billion and a decrease of $1.5 billion in client outflows, partially offset by a decrease of $3.1 billion in client inflows.  Client inflows during the three months ended September 30, 2019 included $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition. During the three months ended September 30, 2020, from June 30, 2020, there was an increase of $0.6 billion in discretionary assets under management while non-discretionary assets under management remained flat.  The increase in assets under management as of September 30, 2020 as compared to June 30, 2020 were primarily due to market appreciation during the quarter ended September 30, 2020, partially offset by net client withdrawals during the current quarter.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended September 30, 2020 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.2 million for the three months ended September 30, 2020 as compared to the same period in the prior year as a result of market fluctuations and client redemptions. With respect to our discretionary assets under management, equity assets experienced an increase of 4.5% during the three months ended September 30, 2020 and fixed income assets increased by 2.9% during the same period. For the three months ended September 30, 2020, most of the increase in equity assets came from our core international, smid growth and small cap growth strategies with composite returns of 12.2%, 12.0% and 9.8%, respectively. As of September 30, 2020, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Total AUM as of June 30,	$23.8	$21.7
Discretionary AUM:
Total Discretionary AUM as of June 30,	17.3	16.0
New client accounts/assets (1)	0.1	1.7
Closed accounts (2)	─	─
Net cash inflow/(outflow) (3)	(0.2)	(0.3)
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation	0.7	0.1
Change to Discretionary AUM	0.6	1.5
Total Discretionary AUM at September 30,	17.9	17.5
Change to Non-Discretionary AUM (5)	─	0.3
Total AUM as of September 30,	$24.4	$23.5

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

Our total revenue increased by $5.3 million, or 7.1%, to $79.6 million for the nine months ended September 30, 2020, from $74.3 million for the nine months ended September 30, 2019. This increase was driven by net client inflows in discretionary assets under management, including $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition, partially offset by net client outflows and market depreciation during the quarter ended March 31, 2020. Cortina revenue for the nine months ended September 30, 2020 was $8.4 million. Revenue for the first three quarters of 2020 is primarily based on market values as of the end of the respective prior quarter, and as such was partially affected by declines in the financial markets caused by COVID-19 during the quarter ended March 31,2020.

Total assets under management increased by $0.9 billion, or 3.8%, to $24.4 billion at September 30, 2020 from $23.5 billion at September 30, 2019.  Compared to the nine months ended September 30, 2019, there was a decrease in market appreciation of $3.9 billion and a decrease in client inflows of $5.6 billion, partially offset by a decrease in client outflows of $4.3 billion.  Client inflows during the nine months ended September 30, 2019 included $1.7 billion in assets under management acquired on July 1, 2019 in connection with the Cortina Acquisition.  During the nine months ended September 30, 2020, from December 31, 2019, there was a decrease of $0.9 billion in discretionary assets under management and an increase of $0.2 billion in non-discretionary assets under management.  The decrease in assets under management during the nine months ended September 30, 2020, as compared to December 31, 2019, was primarily due to market depreciation due to the effects of COVID-19 on financial markets during the quarter ended March 31, 2020, partially offset by net client inflows during the nine month period.  Sub-advised fund management revenue remained flat at $0.9 million for the nine months ended September 30, 2020 as compared to the same period in the prior year.  Proprietary fund management revenue decreased by $0.4 million for the nine months ended September 30, 2020 as compared to the same period in the prior year, as a result of market depreciation. With respect to our discretionary assets under management, equity assets experienced a decrease of 7.3% during the nine months ended September 30, 2020 and fixed income assets increased by 1.8% during the same period. For the nine months ended September 30, 2020, most of the decrease in equity assets came from our master limited partnership, emerging markets ADR and REIT strategies with composite returns of (40.0)%, (24.6)% and (20.2)%, respectively. As of September 30, 2020, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Total AUM as of January 1,	$25.1	$19.0
Discretionary AUM:
Total Discretionary AUM as of January 1,	18.8	14.2
New client accounts/assets (1)	0.5	2.2
Closed accounts (2)	(0.2)	(0.4)
Net cash inflow/(outflow) (3)	(0.1)	(0.3)
Market (depreciation) appreciation	(1.1)	1.8
Change to Discretionary AUM	(0.9)	3.3
Total Discretionary AUM at September 30,	17.9	17.5
Change to Non-Discretionary AUM (5)	0.2	1.2
Total AUM as of September 30,	$24.4	$23.5

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and nine months ended September 30, 2020 and 2019 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Compensation and benefits (1)	$15,142	$15,100	$42	0.3%
General, administrative and other	7,091	6,444	647	10.0%
Total expenses	$22,233	$21,544	$689	3.2%

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Compensation and benefits (1)	$44,217	$42,481	$1,736	4.1%
General, administrative and other	16,431	17,103	(672)	(3.9)%
Total expenses	$60,648	$59,584	$1,064	1.8%

(1)

For the three months ended September 30, 2020 and 2019, $7,121 and $7,154, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.  For the nine months ended September 30, 2020 and 2019, $20,055 and $18,766 respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2020 and 2019. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

Total expenses increased by $0.7 million, or 3.2%, to $22.2 million for the three months ended September 30, 2020 from $21.5 million for the three months ended September 30, 2019. This increase was attributable to an increase in general, administrative and other expenses of $0.6 million and an increase in compensation and benefits expense of $0.1 million.

Compensation and benefits expense increased by $0.1 million, or 0.3%, to $15.2 million for the three months ended September 30, 2020 from $15.1 million for the three months ended September 30, 2019. The increase was primarily attributable to an increase in salaries and benefits of $0.3 million primarily as a result of merit-based increases and newly hired staff, partially offset by a decrease in equity based compensation expense of $0.2 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses increased by $0.7 million, or 10.0%, to $7.1 million for the three months ended September 30, 2020 from $6.4 million for the three months ended September 30, 2019. This was primarily attributable to an increase in the fair value of contingent consideration related to the Cortina Acquisition of $1.7 million and an increase in portfolio and systems expenses of $0.2 million partially offset by a decrease in professional fees of $0.9 million, a decrease in travel and entertainment expenses of $0.2 million as a result of the coronavirus pandemic, a decrease in office expense of $0.1 million as a result of the coronavirus pandemic and a decrease in storage and moving expenses of $0.1 million.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

Total expenses increased by $1.0 million, or 1.8%, to $60.6 million for the nine months ended September 30, 2020 from $59.6 million for the nine months ended September 30, 2019. This increase was attributable to an increase in compensation and benefits expense of $1.7 million partially offset by a decrease in general, administrative and other expenses of $0.7 million.

Compensation and benefits expense increased by $1.7 million, or 4.1%, to $44.2 million for the nine months ended September 30, 2020 from $42.5 million for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in salaries and benefits expense of $2.1 million primarily as a result of merit-based increases and newly hired staff, including the addition of Cortina staff and an increase in the accrual for bonuses of $1.3 million, partially offset by a decrease in equity based compensation expense of $1.7 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses decreased by $0.7 million, or 3.9%, to $16.4 million for the nine months ended September 30, 2020 from $17.1 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in the fair value of contingent consideration related to the Cortina Acquisition of $0.5 million, a decrease in travel and entertainment expenses of $0.5 million as a result of the coronavirus pandemic, a decrease in professional fees of $1.0 million, a decrease in office expense of $0.1 million as a result of the coronavirus pandemic, a decrease in printing costs of $0.1 million and a decrease in storage and moving expenses of $0.3 million partially offset by an increase in depreciation and amortization expense of $0.8 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, an increase in occupancy and related expenses of $0.3 million related to the increased costs of cleaning due to the coronavirus pandemic, an increase in portfolio and systems expenses of $0.5 million, an increase in the fair value of contingent consideration related to the Jamison Acquisition of $0.1 million and an increase in the fair value of contingent consideration related to the Cappiccille Acquisition of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Other income (expense), net	$8	$242	$(234)	(96.7)%
Interest income	2	11	(9)	(81.8)%
Interest expense	(120)	(239)	119	49.8%
Equity income from investments	—	9	(9)	(100.0)%
Total other income (expense), net	$(110)	$23	$(133)	(578.3)%

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Other income (expense), net	$23	$257	$(234)	(91.1)%
Interest income	12	160	(148)	(92.5)%
Interest expense	(445)	(255)	(190)	(74.5)%
Equity income from investments	—	9	(9)	(100.0)%
Total other income (expense), net	$(410)	$171	$(581)	(339.8)%

NM – Not Meaningful

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

Total other income (expense) net decreased by $133 thousand to other expense of $110 thousand for the three months ended September 30, 2020 from other income of $23 thousand for the three months ended September 30, 2019 due to a decrease in interest expense as a result of the level of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

Total other income (expense) net decreased by $581 thousand to other expense of $410 thousand for the nine months ended September 30, 2020 from other income of $171 thousand for the nine months ended September 30, 2019 due to an increase in interest expense as a result of the level of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Provision for Income Taxes

Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

The provision for income taxes was $1.4 million and $1.5 million for the three months ended September 30, 2020 and 2019, respectively. The change was primarily the result of the tax effect of the increase in the fair value of the contingent consideration related to the Cortina Acquisition, partially offset by increased profitability during the current period as compared to the prior year.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2020 and 2019 was 28.1% and 23.7%, respectively.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

The provision for income taxes was $4.6 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily the result of by increased profitability during the current period as compared to the prior year.  Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2020 and 2019 was 24.6% and 24.7%, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of non-GAAP financial measure:
Net income	$3,480	$4,823	$13,952	$11,219
GAAP Provision for income taxes	1,359	1,501	4,558	3,682
Delaware Franchise Tax	50	50	150	150
Interest expense	120	239	445	255
Interest income	(2)	(11)	(12)	(160)
Depreciation and amortization	968	973	2,995	2,216
Equity-based compensation	193	445	456	2,166
Other adjustments (A)	1,951	922	455	1,733
Adjusted EBITDA	$8,119	$8,942	$22,999	$21,261
Adjusted EBITDA Margin	29.9%	32.1%	28.9%	28.6%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,480	$4,823	$13,952	$11,219
GAAP Provision for income taxes	1,359	1,501	4,558	3,682
Delaware Franchise Tax	50	50	150	150
Other adjustments (A)	1,951	922	455	1,733
Adjusted earnings before provision for income taxes	6,840	7,296	19,115	16,784
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,778)	(1,897)	(4,970)	(4,364)

Adjusted net income	$5,062	$5,399	$14,145	$12,420

GAAP net income per share (B):
Basic and diluted	$0.22	$0.30	$0.85	$0.72

Adjusted earnings per share/unit (B):
Basic	$0.35	$0.38	$0.98	$0.86
Diluted	$0.35	$0.38	$0.97	$0.86

Shares/units outstanding:
Basic Class A shares outstanding	9,545	9,180	9,545	9,180
Basic Class B shares/units outstanding	4,828	5,181	4,828	5,181
Total basic shares/units outstanding	14,373	14,361	14,373	14,361

Diluted Class A shares outstanding (C)	9,553	9,182	9,553	9,182
Diluted Class B shares/units outstanding (D)	4,989	5,216	4,989	5,216
Total diluted shares/units outstanding	14,542	14,398	14,542	14,398
(A)	Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-acquisition expansion costs (a)	$—	$—	$—	$97
Acquisition costs (b)	38	954	318	1,324
Severance	—	—	—	13
Other (c)	1,913	(32)	137	299
Total other adjustments	$1,951	$922	$455	$1,733

(a)	For the nine months September 30, 2020 and 2019, represents accrued earnout of $0 and $97, respectively, related to our Richmond, VA office expansion.

(b)

For the three months ended September 30, 2020, represents legal and other professional fees of $27 and insurance costs of $11 related to the acquisition of Cortina.  For the nine months ended September 30, 2020, represents legal and other professional fees of $111, insurance costs of $34 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $173.   For the three months ended September 30, 2019, represents legal fees of $0 related to the Neosho Acquisition and legal and other professional fees of $932 and insurance costs of $22 related to the acquisition of Cortina.  For the nine months ended September 30, 2019, represents legal fees of $156 related to the Neosho Acquisition and legal and other professional fees of $1,146 and insurance costs of $22 related to the acquisition of Cortina.

(c)

For the three months ended September 30, 2020, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, a fair value adjustment to the Cortina contingent purchase price consideration of $1,700 and expenses related to the Coronavirus pandemic of $165.  For the nine months ended September 30, 2020, represents expenses of $18 related to office renovations, an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $83, a fair value adjustment to the Cortina contingent purchase price consideration of $(500), a fair value adjustment to the Jamison contingent purchase price consideration of $70, and expenses related to the Coronavirus pandemic of $309.  For the three months ended September 30, 2019, represents expenses of $154 related to office renovations and an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, partially offset by an adjustment to the fair value of our tax receivable agreement of $234.  For the nine months ended September 30, 2019, represents expenses of $389 related to office renovations and an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives partially offset by an adjustment to the fair value of our tax receivable agreement of $234.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 8,242 and 1,897 unvested restricted stock units at September 30, 2020 and 2019, respectively.
(D)	Includes 74,907 and 35,336 unvested restricted stock units and 86,764 and 0 unvested non-qualified options at September 30, 2020 and 2019, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.   As of September 30, 2020, we had $13.5 million outstanding under the term loan.  As of September 30, 2020, there were no borrowings outstanding on the revolving credit facility.  We were in compliance with the covenants under the credit facility as of September 30, 2020.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2020 and December 31, 2019.

	As of
(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$48,171	$52,832
Accounts receivable	$8,642	$8,958
Due from Silvercrest Funds	$1,806	$1,697

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $10.0 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2020 and 2019. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net provided by operating activities	$10,105	$3,832
Net cash used in investing activities	(453)	(39,147)
Net cash (used in) provided by financing activities	(14,313)	6,873
Net change in cash	$(4,661)	$(28,442)

Operating Activities

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020 and 2019, operating activities provided $10.1 million and $3.8 million, respectively. This difference is primarily the result of an increase in net income of $2.7 million, decreased payouts of accrued compensation of $0.5 million, an increase in distributions received from investment funds of $0.3 million, a decrease in accounts receivable of $3.6 million due to timing of payments received from clients, an increase in non-cash lease expense of $2.4 million, an increase in depreciation and amortization expense of $0.8 million primarily as a result of the Cortina Acquisition and the completion of renovations to our offices, a change in the tax receivable agreement adjustment of $0.2 million and an increase in prepaid expenses and other assets of $1.2 million.  This was partially offset by a decrease in equity-based compensation expense of $1.7 million, a decrease in operating lease liabilities of $2.6 million, a decrease in deferred tax expense of $0.1 million and a decrease in accounts payable and accrued expenses of $1.0 million, primarily due to a decrease in the fair value of contingent consideration related to the Cortina Acquisition.

Investing Activities

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020 and 2019, investing activities used $0.5 million and $39.1 million, respectively. The primary use of cash during the nine months ended September 30, 2020 was for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash during the nine months ended September 30, 2019 was for cash paid at closing of the Neosho and Cortina Acquisitions and for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.

Financing Activities

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020 and 2019, financing activities used $14.3 million and provided $6.9 million, respectively.  During the nine months ended September 30, 2020 and 2019, the Company repaid $2.7 million and $0.9 million, respectively, of principal on the term loan with City National Bank.  Distributions to partners during the nine months ended September 30, 2020 and 2019 were $6.5 million and $7.4 million, respectively.  During the nine months ended September 30, 2020 and 2019, the Company paid dividends of $4.6 million and $3.9 million, respectively, to Class A shareholders.  During the nine months ended September 30, 2020 and 2019, we made earnout payments of $0.7 million and $0.4 million, respectively.  During the nine months ended September 30, 2020 and 2019, we received payments from partners on notes receivable of $0.3 million and $0.3 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of September 30, 2020 and December 31, 2019, $13.5 million and $16.2, respectively, was outstanding under the term loan with City National Bank.

As of September 30, 2020 and December 31, 2019, nothing was outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of September 30, 2020 or December 31, 2019.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 5, 2020.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2020 AUM	$17.7	$4.1	$2.6	$24.4
December 31, 2019 AUM	$18.6	$4.0	$2.5	$25.1

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

The average value of our assets under management for the three and nine months ended September 30, 2020 was approximately $24.1 billion and $24.8 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.4 billion and $2.5 billion for the three and nine months ended September 30, 2020, respectively, which would cause an annualized increase or decrease in revenues of approximately $10.9 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2020 of 0.45% and 0.43%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2020 and 2019 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2020.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II - Other Information

Item 1A.  Risk Factors

The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its fiscal year ended December 31, 2019 and in its subsequent periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended. The information included in the "Risk Factors" section of the First and Second Quarter Form 10-Q’s is also incorporated by reference herein. However, the risks and uncertainties that we face are not limited to those set forth in the 2019 Form 10-K, as supplemented and updated in the First and Second Quarter Form 10-Q’s. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.  The effects of the events and circumstances described in the following risk factors may have the additional effect of heightening many of the risks contained in the Company’s Form 10-K and other periodic reports.

The COVID-19 pandemic has had a negative impact on our revenue levels, which we expect to continue for the rest of the year.

Our revenue is highly correlated to securities markets, and we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets. While the COVID-19 pandemic did not materially affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter, which has led to increased volatility and uncertainty in securities markets in the United States and across the globe. As a result, the COVID-19 pandemic affected our operations in the second quarter ended June 30, 2020 and in the third quarter ended September 30, 2020, and may continue to do so indefinitely thereafter.  While demand for the Company’s services continues given the current capital markets and overall economic environment, such demand may not continue and demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.  Such events may result in business disruption, reduced earnings and operations, any of which could materially affect our business, financial condition, and results of operations.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 5, 2020.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	November 5, 2020		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 5, 2020		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)