Form 10-K
period 2020-12-31
Silvercrest Asset Management Group Inc.
filed 2021-03-04
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $106.3 million based on the closing price of $12.71 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2020.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 2, 2021 were 9,650,692 and 4,779,240, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

Summary Risk Factors

Our business is subject to risks of which you should be aware before making an investment decision.  The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face.  These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Annual Report on Form 10-K (our “Risk Factors”).  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures, the potential for future waves of outbreaks and the related impacts to economic and operating conditions.

Risks Related to our Investment Performance and the Financial Markets

•

Volatile market conditions could adversely affect our business in many ways, including by reducing the value of our assets under management or causing clients to withdraw funds, either of which could materially reduce our revenues, adversely affect our financial condition and earnings, and expose us to litigation risks.

•

We may not be able to maintain our current fee structure as a result of poor investment performance, competitive pressures or as a result of changes in our business mix, which could have a material adverse effect on our profit margins and results of operations.

•	The historical returns of our existing investment strategies may not be indicative of their future results or of the future results of investment strategies we may develop in the future.
•	We derive a substantial portion of our revenues from a limited number of our strategies and clients and contracts and relations that may be terminated on no notice.
•

The long-only, equity investment focus of the majority of our strategies exposes us to greater risk than certain of our competitors whose investment strategies may also include non-equity securities or hedged positions.

•	The performance of our investment strategies or the growth of our assets under management may be constrained by the unavailability of appropriate investment opportunities.
•	Our investment strategies may not obtain attractive returns in the short-term or during certain market periods.
•

Our investment process requires us to conduct extensive fundamental research on any company before investing in it, which may result in missed investment opportunities and reduce the performance of our investment strategies.

•	Our International Equity Strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

Risks Related to our Key Professionals

•	The loss of key investment professionals or members of our senior management team could have a material adverse effect on our business.
•	Competition for qualified investment, management and marketing and client service professionals is intense and we may fail to successfully attract and retain qualified personnel in the future.

Risks Related to our Growth

•

Our efforts to establish and integrate new investment teams, strategies, or enter into new lines of business, may be unsuccessful and could negatively impact our results of operations and our reputation and our ability to grow assets under management.

•

The due diligence process that we undertake in connection with strategic investments or acquisitions or entry into joint ventures may not reveal all facts that may be relevant in connection with an investment, which could subject us to unknown liabilities.

•	The significant growth we have experienced may be difficult to sustain.

Risks Related to our Structure

•	The rights of holders of Class B units of Silvercrest L.P. may give rise to conflicts of interest.
•	We provide a broad range of services to the Silvercrest Funds and family office services, which may expose us to liability.
•	Our ability to pay taxes and expenses, including payments under the tax receivable agreement, may be limited by our structure.
•	We will be required to pay principals for certain tax benefits we may claim, and the amounts we may pay could be significant.
•

In certain cases, payments under the tax receivable agreement to our principals may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.

•

If we were deemed an investment company under the Investment Company Act as a result of our ownership interest in Silvercrest L.P., applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risk Related Generally to the Regulatory Environment in Which we Operate

•	We are subject to extensive and rapidly changing regulation that imposes numerous obligations on our business.
•

We could be subject to regulatory investigations, which could harm our reputation and cause our funds to lose existing investors or us to lose existing accounts or fail to attract new investors or accounts.

•	Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect our business.

Risks Related Generally to our Business

•	Our failure to comply with investment guidelines set by our clients and limitations imposed by applicable law could result in damage awards against us and a loss of our assets under management.
•

Employee misconduct and certain operational risks, including the threat of cyber-attacks or improper disclosure of personal data, may disrupt our business or damage our reputation, which could result in losses or limit our growth.

•	Failure to properly address conflicts of interest could harm our reputation, business and results of operations.
•

The investment management industry faces substantial litigation risks that could have a material adverse effect on our business, financial condition or results of operations or cause significant reputational harm to us.

•	The investment management industry is intensely competitive.
•	Reductions in business sourced through third-party distribution channels, or their poor reviews of us or our products, could materially reduce our revenue and ability to attract new clients.
•	A change of control could result in termination of our sub-investment advisory and investment advisory agreements.
•	If our risk-management techniques are ineffective, we may be exposed to material unanticipated losses.
•

Our reliance on prime brokers, custodians, administrators and other agents subjects us to certain risks relating to their execution of transactions and their solvency, and the failure by or insolvency of, any such person could adversely affect our business and financial performance.

•	If we incur indebtedness or issue senior equity securities, we will be exposed to additional risks, including the typical risks associated with leverage.
•	The interest rates under our credit agreement may be impacted by the phase-out of the London Interbank Offered Rate (“LIBOR”).
•

Future financings could adversely affect us and our common stockholders by diluting existing stockholders or by placing restrictions on our ability to run our business, including making distributions to unitholders.

•	Newly enacted laws or regulations and future changes in the taxation of businesses may impact our effective tax rate or may adversely affect our business, financial condition and operating results.
•	The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
•

Future issuances and sales of our Class A common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

•

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly since we are no longer an “emerging growth company.”

•

Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated bylaws could discourage a change of control that our stockholders may favor, which also could adversely affect the market price of our Class A common stock.

•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
•	The Company has been impacted by the COVID-19 pandemic and cannot predict what effects COVID-19 may have in the Company’s business, clients, vendors, and other business partners in the future.

PART I.

Item 1. Business.

Our Guiding Principles

We operate our business in accordance with the following guiding principles:

•	We seek to create, build and maintain an environment that encourages innovation and original thought and apply this fresh thinking to the needs of our clients and our firm.
•	We seek to attract, motivate and retain unusually talented and ambitious professionals who share a passion for the investment business and an antipathy for corporate bureaucracy and office politics.
•	We seek to conduct ourselves in all our dealings as highly ethical, responsible and competent professionals who always place our clients’ financial interests ahead of our own.
•	We seek to encourage and nurture an entrepreneurial, collegial and action-oriented business culture in which “fun” is inevitable and decisions are generally consensual.

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2020, our assets under management were $27.8 billion.

We were founded 18 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2020, we had 815 client relationships with an average size of $34 million that represented approximately 99% of our assets under management. Our top 50 relationships averaged $328 million in size, and such amount represented approximately 59% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 31%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 36%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

ASSETS UNDER MANAGEMENT GROWTH
4/1/02-12/31/20
SILVERCREST CAGR: 31%
S&P 500 CAGR: 7%
ASSETS UNDER MANAGEMENT
($ BILLIONS)
30.0
29.0
28.0
27.0
26.0
25.0
24.0
23.0
22.0
21.0
20.0
19.0
18.0
17.0
16.0
15.0
14.0
13.0
12.0
11.0
10.0
9.0
8.0
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
Jan-02
Jan-03
Jan-04
Jan-05
Jan-06
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20

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

As of December 31, 2020, approximately 66% of our discretionary assets under management were held for individual clients and 34% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2020, approximately nine percent of our 146 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 24 years and, in some cases, even longer.

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

To meet our primary objective to deliver strong investment results, we seek to add value through our asset allocation advice, as well as through our proprietary equity and fixed income strategies and outsourced investment capabilities. We recruited and hired a team of seasoned securities analysts who have an institutional caliber approach to security selection and a long record of success in implementing their strategies. We encourage them to focus 100% of their professional time on the task of securities selection. Our in-house growth and value equity analysts are focused on U.S. large cap, small cap, smid cap, multi cap, equity income and focused value equity strategies. On the fixed income side, our analysts are focused on high-grade municipals, high-yield municipals and high-grade taxables.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $27.8 billion as of December 31, 2020 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 38 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

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

In all of our business development efforts we devote a great deal of time and effort to developing highly customized and detailed proposals for our prospects. In order to do so, we spend as much time as is required to thoroughly understand the prospect’s circumstances and goals as well as the sources of its dissatisfaction with its existing adviser. Where appropriate our proposals include the integration of our entire suite of family office services. We believe our customized new business presentations distinguish us from both our much larger competitors, which have substantial resources, but whose size, we believe, may impede them from easily tailoring solutions to suit clients’ needs, as well as from our smaller competitors which, we believe, do not have our depth of resources or capabilities.

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

To continue implementing our growth strategy, we intend to establish additional U.S. offices in major wealth centers on the West Coast, in the Southwest and in the Midwest in order to be closer to both our clients and to prospective clients.

Our past acquisitions have sharpened our ability to integrate acquired businesses, and we believe that once we identify an acquisition target we will be able to complete the acquisition and integrate the acquired business expeditiously.

Institutional Growth

After twelve years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

We are on the “approved” lists of certain prominent institutional investment consultants, which means that these consultants would be permitted to recommend our firm to institutional clients in search of a particular investment strategy for their clients. This has significantly enhanced our ability to win mandates that these consultants seek for their institutional clients and, as a result, we have won institutional mandates in our equity strategies. We expect this trend to continue once it is publicly known that these and other institutions have engaged us to manage significant portfolios for them. The importance of institutional growth to our company is noteworthy: institutional assets will likely expand not only our assets under management but also our profit margins; and the due diligence conducted by these institutions before selecting us will ratify and confirm the decisions to hire us made by our individual clients.

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

Brand Management

We have invested heavily to build, maintain and extend our brand. We have done so in the belief that creating awareness of our company and its differentiated characteristics would support all aspects of our business, but most notably our growth.

With limited resources, we have created a focused national advertising campaign, which has drawn praise from clients, prospects and competitors alike. We have carefully chosen media outlets that reach our target audience efficiently.  This effort has resulted in appearances on CNBC. We estimate that the new business that we get directly as a result of our advertising now finances its cost.

Complementing our advertising strategy, and again, with limited resources, we have also invested in an effort to get media coverage of our company in some of the nation’s most prestigious national publications as well as in industry journals and newsletters. This effort has resulted in press coverage by the Wall Street Journal, Barron’s, Bloomberg, the Financial Times and The New York Times as well as various trade publications distributed within our industry. This public relations effort has proven very helpful in establishing our company as a leader in our industry.

Our Business Model

We were founded in 2002 to provide independent investment advisory and related family office services to ultra-high net worth individuals and endowments, foundations and other institutional investors. To this end, we are structured to provide our clients with institutional-quality investment management advice and/or services with the superior level of service expected by wealthy individuals.

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

Once stocks have been approved for investment from this body of research, they become part of one or more model equity portfolios. These are generally large cap, small cap, smid cap, multi-cap, equity income and focused value. Each stock position is continually monitored against its investment thesis to ensure investment discipline, and, leveraging this discipline, we employ a strict policy to trim or sell securities in the following circumstances:

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2020:1

_____________________________________________

1

As of the filing of this annual report our small cap value strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

2

Includes smid cap growth, small cap concentrated, MLP, REIT, core international, international multi cap value, global multi cap value, emerging markets, focused international value and international small cap strategies.

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/20	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	9.1	9.8	13.6	11.3	9.4
Russell 1000 Value Index		2.8	6.1	9.7	8.2	7.4

Small Cap Value Composite	4/1/02	6.8	4.3	10.6	8.0	10.5
Russell 2000 Value Index		4.6	3.7	9.7	6.3	7.8

Smid Cap Value Composite	10/1/05	3.6	5.0	11.5	9.1	9.7
Russell 2500 Value Index		4.9	4.3	9.4	6.8	7.4

Multi Cap Value Composite	7/1/02	8.6	7.3	12.0	10.2	9.8
Russell 3000 Value Index		2.9	5.9	9.7	8.1	8.0

Equity Income Composite	12/1/03	-1.9	5.3	11.5	9.7	11.2
Russell 3000 Value Index		2.9	5.9	9.7	8.1	8.2

Focused Value Composite	9/1/04	4.5	4.8	10.6	9.3	10.3
Russell 3000 Value Index		2.9	5.9	9.7	8.1	7.9

Small Cap Opportunity Composite	7/1/04	22.5	13.8	15.5	11.9	11.9
Russell 2000 Index		20.0	10.3	13.3	9.3	9.0

Small Cap Growth Composite	7/1/04	53.0	25.6	23.1	13.8	12.7
Russell 2000 Growth Index		34.6	16.2	16.4	12.1	10.5

Smid Cap Growth Composite	1/1/06	76.0	35.2	27.8	17.5	14.0
Russell 2500 Growth Index		40.5	19.9	18.7	14.1	11.8

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2020:

PROPRIETARY FIXED INCOME ASSET BREAKDOWN

as of 12/31/2020

Non-Investment
Grade
41%
Investment
Grade
59%

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

We have two types of fee arrangements with outsourced managers. Clients may either pay a discounted fee, negotiated by us, directly to the manager who retains the entire fee, or pay directly to the manager, who then distributes a portion of the fee to us. Clients are informed of the applicable arrangement and sign a written acknowledgement.

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

Employees

As of December 31, 2020, we had 145 full-time employees and one part-time employee.  None of our employees are subject to a collective bargaining agreement.  We believe that relations with our employees continue to remain strong.

We are full-service wealth management firm and our most important resources are our employees.  We have a long history of low employee turnover which is directly the result of a culture that embraces an organizational structure in which the primary functions of client service, investments, technology, operations, and business administration are organized and staffed with professionals who specialize in each of those functions. This structure permits each professional to focus on his or her area of expertise without the distraction of other business responsibilities.

We attract talented individuals who share our entrepreneurial spirit and embrace our culture which is focused on delivering a combination of excellent investment performance together with high-touch client service.

Employees have opportunities for promotion either within their specific discipline or by joining other groups within the firm.  We have also gained expertise in several disciplines as a result of acquisitions that we have completed which has resulted in filling necessary roles within the firm.  Furthermore, several employees have been promoted to partner throughout our history.

Our firm also provides employees with opportunities to become members of various committees covering many disciplines including technology, operations and the Silvercrest Academy which provides internal professional development to all members of the firm.  Many of our younger employees are provided the opportunity to take on leadership roles in the aforementioned committees as part of their own professional development.   This allows employees to participate in firm advancement and encourages further collaboration throughout Silvercrest.

We also offer employees tuition assistance in order to support their educational aspirations and development within the firm.

Our employees and culture differentiate Silvercrest from other firms in the wealth management space and we will continue to attract and develop talent necessary to ultimately deliver on the promise of providing exceptional service to our clients and colleagues.

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

Set forth below is our holding company structure and ownership as of December 31, 2020.

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

(3)

Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,721,646 Class B units as of December 31, 2020, which represents the right to receive approximately 32.9% of the distributions made by Silvercrest L.P. The principals also collectively hold 74,907 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 0.5% of the distributions made by Silvercrest L.P. The 74,907 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)

We hold 9,650,692 Class A units, which represents the right to receive approximately 66.8% of the distributions made by Silvercrest L.P. The 74,907 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

Regulatory Environment

Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser license and other registrations, censures and fines.

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

In addition, as a result of market events, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities and Exchange Commission (the “SEC”), the U.S. Commodity Futures Trading Commission (the “CFTC”), other U.S. or non-U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new proposed laws, regulations or initiatives that could apply to markets in which we trade, or whether any of those proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and affect the manner in which we conduct our business.

SEC Regulation

SAMG LLC is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act, together with the SEC’s regulations and interpretations thereunder, imposes substantive and material restrictions and requirements on the operations of investment advisers. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration.

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

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted this duty to impose standards, requirements, and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage 88% of our accounts on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. Section 28(e) of the Securities Exchange Act of 1934, or the Exchange Act, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including The Employee Retirement Income Security Act of 1974, as amended, or ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) we must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to us in carrying out our investment decision-making responsibilities. In permissible circumstances, we may receive technology-based research, market quotation and/or market survey services which are paid for in whole or in part by soft dollar brokerage arrangements. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

Under the Advisers Act, our investment management agreements may not be assigned without client consent. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in an investment adviser.

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

Pursuant to the Dodd-Frank Act, the SEC and the CFTC have adopted certain reporting requirements that require that Silvercrest report certain information about a number of our private funds, commodity pools and commodity trading advisory arrangements, including regulations promulgated under the authority given to the SEC and CFTC under Sections 404 and 406 of the Dodd-Frank Act requiring a Form-PF and/or a CTA-PQR and CTA-PR to be filed by us. These filings have necessitated and will continue to necessitate investments in people and systems to ensure timely and accurate reporting. Further, we will need to monitor compliance with new SEC and CFTC rules concerning swaps and other derivatives, including, among other things, designated trading venues, mandated central clearing arrangements and other conduct requirements.

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

Other Jurisdictions

The Alternative Investment Fund Managers Directive (“AIFMD”) went into effect in the European Union (“EU”) on July 22, 2013. The AIFMD imposes significant regulatory requirements on alternative investment fund managers ("AIFMs''), operating within the EU, and prescribes certain conditions with regard to regulatory standards, cooperation and transparency that will need to be satisfied in order for non-EU AIFMs to market alternative investment funds ("AIFs'') into EU Member States. To date, we have not registered any funds in EU Member States pursuant to the AIFMD, but we may do so in the future.  Should SAMG LLC or any of our other affiliates market AIFs in the EU, they may be subject to significant conditions on their operations.

Similarly, revisions to the EU’s Markets in Financial Instruments Directive (MiFID II), which took effect in January 2018, introduced new requirements for certain non-EU portfolio managers who provide certain investment services to EU investors. Should SAMG LLC or any of our other affiliates provide such services in the EU, it and such funds may be subject to the regulatory requirements of MiFID II.

Additionally, the United Kingdom’s withdrawal from the EU under Article 50 of the Treaty of Lisbon means that EU law still will have effect in the UK during a transitional period, which is expected to last until December 31, 2020 (unless an extension is agreed to between the United Kingdom and the EU). The terms of the United Kingdom’s exit from the EU are not clear, and the shape of the regulatory landscape is not yet defined. The withdrawal process and the uncertainty concerning the United Kingdom’s legal and economic relationship with the EU could cause a period of instability and market volatility, including with respect to opportunity, pricing, regulation and the tax treatment of any United Kingdom investments. It is not possible to ascertain the precise impact these events may have on SAMG LLC.

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

Item 1A. Risk Factors.

Risks Related to our Investment Performance and the Financial Markets

Volatile market conditions could adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, either of which could materially reduce our revenues, adversely affect our financial condition and earnings, and expose us to litigation risks.

The fees we earn under our investment management agreements with clients are based on the value of our assets under management. The prices of the securities held in the portfolios we manage and, therefore, our assets under management, may decline due to any number of factors beyond our control, including, among others, a declining stock or bond market, general economic downturn, political uncertainty, natural disasters or pandemics (including the most recent coronavirus outbreak), acts of terrorism or other catastrophic or geopolitical events. In periods of difficult market conditions, we may experience accelerated client redemptions or withdrawals if clients move assets to investments they perceive as offering greater opportunity or lower risk, which could further reduce our assets under management in addition to market depreciation. The economic outlook remains uncertain and we continue to operate in a challenging business environment. If market conditions, or actions taken by clients in response to market conditions, cause a decline in our assets under management, it would result in lower investment management fees and other revenue. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced, and our business will be negatively affected.  In addition, while we seek to deliver long-term value to our clients, volatility may lead to under-performance in the near term, which could adversely affect our results of operations.

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

The performance of our investment strategies is critical to retaining existing client assets and to attracting new client assets. Our investment strategies may perform poorly for various reasons, including general market conditions, our investment decisions, and the performance of the companies in which we invest on our clients’ behalf.  If our investment strategies perform poorly, on an absolute basis or relative to other investment advisers, or if the rankings of mutual funds we sub-advise decline, our clients may withdraw funds or terminate their relationships with us and investors in the mutual funds we sub-advise may redeem their investments, which may cause the revenues that we generate from investment management and other fees to decline.  Further, third-party financial intermediaries, advisers, or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or reduce asset inflows from these third parties or their clients.

While clients do not generally have legal recourse against us due to poor investment results, if our investment strategies perform poorly, we are more likely to be subject to litigation brought by dissatisfied clients. In addition, if clients are successful in claiming that their losses resulted from fraud, gross negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us and/or our investment professionals under the federal securities laws and/or state law.

We may not be able to maintain our current fee structure as a result of poor investment performance, competitive pressures or as a result of changes in our business mix, which could have a material adverse effect on our profit margins and results of operations.

In recent years, there has been a general trend toward lower fees in the investment management industry. Some of our investment strategies, because they tend to invest in larger-capitalization companies and are designed with larger capacity and to appeal to larger clients, have lower fee schedules. In order to maintain our fee structure in a competitive environment, we must be able to continue to provide investment returns and service that our clients believe justify our fees. If our investment strategies perform poorly, we may be forced to lower our fees in order to retain and attract assets to manage. Furthermore, if an increased part of our assets under management are invested in our larger capacity, lower fee strategies, our revenue could be adversely affected.

The historical returns of our existing investment strategies may not be indicative of future results or of future results of investment strategies that we may develop.

We have outlined the historical returns of our existing investment strategies under the “Business” heading in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2020 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In certain periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of our strategies and clients.

As of December 31, 2020, $20.2 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represented approximately 96% of our investment management fees for the twelve months ended December 31, 2020. In addition, $0.4 billion of our assets under management were invested in private partnerships as of December 31, 2020, and the revenue from these private partnerships represented approximately 4% of our investment management fees for the twelve months ended December 31, 2020. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies withdrew their investments or terminated their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

Furthermore, certain of our strategies may derive a significant portion of their total assets under management from assets of a single client or a small number of clients. If any such clients withdraw all or a portion of their assets under management, our business would be significantly affected, which would negatively impact our investment management fees and could have a material adverse effect on our results of operations and financial condition.

Substantially all of our revenue generating contracts and relationships may be terminated upon no notice.

We derive our revenues principally from our assets under management, which may be reduced by our clients, or investors in the mutual funds we sub-advise, at any time. Any client may reallocate all or a portion of their assets under management with us at any time, on little to no notice. In addition, investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. Further, our investment management agreements may be terminated or not renewed by our clients upon short notice or no notice, for any reason. The decrease in revenues that could result from a reduction in assets under management or the termination of a material client relationship or group of client relationships could have a material adverse effect on our business.

Our long-only, equity investment focus may not obtain attractive returns in the short-term or during certain market periods and my expose us to greater risk than if our investment strategies included non-equity securities or hedged positions.

Even when securities prices are rising generally, portfolio performance may be affected by our investment approach. Our investment strategies employ a long-term investment approach, which has outperformed the market in some economic and market environments and underperformed it in others. A prolonged period in which the growth style of investing outperforms the value style may cause portions of our investment strategy to go out of favor with some clients, consultants, or third-party intermediaries. Poor performance relative to peers, coupled with changes in personnel, unfavorable market environments or other difficulties may result in significant withdrawals of client or investor assets, client or investor departures or otherwise result in a reduction in our assets under management.

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

Our largest equity investment strategies hold long positions in publicly traded equity securities of companies across a wide range of market capitalizations, geographies and industries. Accordingly, when there is a general decline in the value of equity securities, each of our equity strategies is likely to perform poorly on an absolute basis. Aside from our privately managed funds and funds of funds, we do not have strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies. Even if our investment performance remains strong during declining market conditions relative to other long-only, equity strategies, investors may withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.

The performance of our investment strategies or the growth of our assets under management may be constrained by the unavailability of appropriate investment opportunities.

Our investment performance depends in large part on our investment teams’ ability to identify appropriate investment opportunities. If any of our investment teams are unable to timely identify sufficiently appropriate investment opportunities for existing and new client assets, the investment performance of the relevant investment strategy could be adversely affected. In addition, if we determine that there are insufficient investment opportunities available for a strategy, we may restrict the strategy’s growth by closing the strategy to all or substantially all new investors or otherwise taking action to limit the flow of assets into the strategy. If we misjudge the point at which it would be optimal to limit access to or close a strategy, the strategy’s investment performance could be negatively impacted. The availability of sufficiently appropriate investment opportunities is influenced by a number of factors, including general market conditions. The risk that such opportunities may be unavailable is particularly acute with respect to our small cap and smid cap strategies that focus on small-cap investments, and is likely to increase as our assets under management increase, particularly if these increases occur very rapidly. If we are unable to identify appropriate investment opportunities, our growth and results of operations may be negatively affected.  As of the filing of this annual report, our small cap value strategy is closed to new investors.  The strategy may be reopened if one or more of our investors elects to rebalance its assets, which may occur at any time.

Our investment process requires us to conduct extensive fundamental research on any company before investing in it, which may result in missed investment opportunities and reduce the performance of our investment strategies.

Before we add any security to our portfolio, we undergo an in-depth research process, which takes a considerable amount of time, in order to understand the company and the business well enough to make an informed decision as to whether we are willing to own a significant position in a company, whose current earnings are below its historic norms and that does not yet have earnings visibility. However, the time we take to make this judgment may cause us to miss the opportunity to invest in a company that has a sharp and rapid earnings recovery. Any such missed investment opportunity could adversely impact the performance of our investment strategies.

Our International Equity Strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2020, our international equity strategies, which invest primarily in companies domiciled outside of the United States, accounted for approximately 0.9% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

As part of our growth strategy, we may seek to take advantage of opportunities to add new investment teams. To the extent we are unable to recruit and retain investment teams that complement our business model, we may not successfully diversify our investment strategies and client assets, which could have a material adverse effect on our business and future prospects. In addition, the costs associated with establishing a new team and investment strategy initially will exceed the revenues they generate. If any such new strategies perform poorly or fail to attract sufficient assets to manage, our results of operations and reputation and the reputation of our investment strategies may be negatively impacted.

We may enter into new lines of business, make strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties for our business.

Subject to market conditions, we may choose to grow our business through, among other things, (i) increasing assets under management in existing investment strategies, (ii) pursuing new investment strategies, which may be similar or complementary to our existing strategies or be wholly new initiatives, or (iii) consummating acquisitions of other investment advisers or entering into joint ventures.

Making strategic investments or acquisitions and entering into strategic relationships, joint ventures, or new lines of business, involve numerous risks and uncertainties, including those associated with investment of capital and other resources and with combining or integrating operational and management systems and controls and managing potential conflicts. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues, produces investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $27.8 billion as of December 31, 2020. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2020, $13 billion, representing 47% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2020 were Small Cap Value, Equity Income, Large Cap Value, Multi Cap Value and Small Cap Opportunity which represented 14%, 8%, 7%, 5% and 5% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $11.0 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $9.4 million, over a  15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $9.4 million in the aggregate under the tax receivable agreement.

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

We provide a broad range of administrative services to the management of certain of our company’s funds of funds and other investment funds (collectively, the “Silvercrest Funds”), including preparation or supervision of the preparation of some of the Silvercrest Funds’ regulatory filings, provision of shareholder services and communications, accounting services including the supervision of the activities of Silvercrest Funds’ accounting services providers in the calculation of the funds’ net asset values, supervision of the preparation of Silvercrest Funds’ financial statements and coordination of the audits of those financial statements, tax services, including supervision of tax return preparation and supervision of the work of Silvercrest Funds’ other service providers. If it were determined that the Silvercrest Funds failed to comply with applicable regulatory requirements as a result of action or failure to act by our employees, we could be responsible for losses suffered or penalties imposed.

We also provide a range of family office services to some of our clients, including philanthropic, estate and wealth planning services, tax planning and preparation, financial statement, bill paying and record keeping services, bank loan arrangement and payment services and property and casualty insurance review. If we fail to perform these services properly, we could incur costs and reputational harm for which we might be liable. Further, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income, or negatively affect our current business or our future growth prospects.

Risks Related to the Regulatory Environment in Which we Operate

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

If we fail to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause our funds to lose existing investors or us to lose existing accounts or fail to attract new investors or accounts.

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

Operational risks, including the threat of cyber-attacks, may disrupt our business, breach our clients’ security, result in losses or limit our growth.

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

Although we have back-up systems and cyber security and consumer protection measures in place, our back-up procedures, cyber defenses and capabilities in the event of a failure, interruption, or breach of security may not be adequate. Insurance and other safeguards we use may not be available or may only partially reimburse us for our losses related to operational failures or cyber-attacks. In addition, we may choose to reimburse a client in the event of a trading error or under other circumstances, even if we are not legally required to do so, and any such reimbursements could adversely affect our results of operations.

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

We are vulnerable to reputational harm because we operate in an industry in which personal relationships, integrity and the confidence of our clients are of critical importance. Our employees may engage in misconduct that could subject us to regulatory sanctions and to suffer serious reputational harm (as a consequence of the negative perception resulting from such activities), which could adversely affect our financial position, client relationships and ability to attract new clients.

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

We depend on our network of relationships and on our reputation in order to attract and retain client assets. Our investment decisions could result in substantial losses to our clients. If our clients suffer significant losses or are otherwise dissatisfied with our services, we could be subject to legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has been commenced. We may incur significant legal expenses in defending against litigation commenced by a client or regulatory authority. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our business, financial condition or results of operations or cause significant reputational harm to us.

The investment management industry is intensely competitive.

The investment management industry is intensely competitive, and our ability to compete effectively could materially impact our results of operations.  Competitiveness is based on various factors, including investment performance, investment management fee rates, continuity of investment professionals and client relationships, the quality of services provided to clients, reputation, continuity of selling arrangements with intermediaries and differentiated products. Several additional factors, including the following, increase our competitive risks:

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
•

some investors may prefer to invest with a non-publicly traded investment manager due to the perception that a publicly traded asset manager may prioritize the manager’s own growth to the detriment of client investment performance;

•	some competitors may have different investment styles or invest in alternative asset classes that the markets may perceive as more attractive than our investment strategies;
•	other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals; and
•	some competitors charge lower fees for their investment services than we do.

Reductions in business sourced through third-party distribution channels, or their poor reviews of us or our products, could materially reduce our revenue and ability to attract new clients.

Accounts sourced through consultant-led searches have been key to our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2020 we had approximately $4.5 billion in assets under management from third party distribution channels, which constituted approximately 16% of our total assets under management. Our failure to successfully maintain these third-party distribution channels could materially and adversely affect our business. In addition, poor reviews or evaluations by any of these parties, whether of a particular product or of us, could result in client withdrawals and impact our ability to attract new assets through such intermediaries.

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

We have 9,650,692 shares of our Class A common stock outstanding as of March 2, 2021. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions.  The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2020, we have reserved for issuance 345,428 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

Stockholders will experience further dilution upon issuance of restricted Class B units or restricted shares of our Class A common stock, or upon the grant of options or equity awards to purchase Class B units or shares of our Class A common stock, in each case under our 2012 Equity Incentive Plan.

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

The COVID-19 pandemic has had a negative impact on our revenue levels, which we expect to continue into 2021.

Our revenue is highly correlated to securities markets, and we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets. While the COVID-19 pandemic did not materially affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter, which has led to increased volatility and uncertainty in securities markets in the United States and across the globe. As a result, the COVID-19 pandemic affected our operations in the second quarter ended June 30, 2020, in the third quarter ended September 30, 2020, in the fourth quarter ended December 31, 2020 and may continue to do so indefinitely thereafter.  While demand for the Company’s services continues given the current capital markets and overall economic environment, such demand may not continue and demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.  Such events may result in business disruption, reduced earnings and operations, any of which could materially affect our business, financial condition, and results of operations.

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

The Company cannot predict the impact of the COVID-19 pandemic on its clients, vendors, and other business partners.

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

No purchases of our Class A common stock were made by us or on our behalf during the quarter ended December 31, 2020.

Holders

As of March 2, 2021, there were four holders of record of our Class A common stock and 58 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

(c)
Number of
	(a)		securities remaining
	Number of		available for future
	securities to be	(b)	issuance
	issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders	336,053	$12.44	345,428
Equity compensation plans not approved by security holders	—	—	—
Total	336,053	$12.44	345,428

A total of 1,670,960 shares of Class A common stock were registered, 966,510 restricted stock units were granted in August 2015, 14,373 restricted stock units were granted in May 2016, 105,398 non-qualified stock options were granted in October 2018, 60,742 non-qualified stock options were granted in May 2019, 34,388 restricted stock units were granted in May 2019, 8,242 restricted stock units were granted in March 2020, 86,764 non-qualified stock options were granted in May 2020, 49,116 restricted stock units were granted in May 2020 and 345,428 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2020.

Performance Graph

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 6. Selected Financial Data.

The following tables set forth selected historical consolidated financial and other data of Silvercrest as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per share data)
Statements of operations data:
Revenue:
Management and advisory fees	$103,775	$97,970	$94,675	$86,542	$76,185
Performance fees and allocations	—	25	25	834	322
Family office services	4,208	4,157	3,973	3,982	3,755
Total revenue	107,983	102,152	98,673	91,358	80,262
Expenses:
Compensation and benefits	62,379	60,038	57,938	54,143	49,009
General and administrative	23,323	23,241	19,583	16,846	16,617
Total expenses	85,702	83,279	77,521	70,989	65,626
Income before other income (expense), net	22,281	18,873	21,152	20,369	14,636
Other income (expense), net:
Other income (expense)	243	255	(15)	5,346	(105)
Interest income	13	169	274	47	61
Interest expense	(563)	(481)	(62)	(112)	(228)
Equity income (loss) from investments	898	1,774	1,477	615	304
Total other income (expense), net	591	1,717	1,674	5,896	32
Income before (provision) benefit for income taxes	22,872	20,590	22,826	26,265	14,668
Provision for income taxes	(5,394)	(5,178)	(5,458)	(13,734)	(4,686)
Net income	17,478	15,412	17,368	12,531	9,982
Less: net income attributable to non-controlling interests	(7,518)	(6,766)	(7,738)	(7,194)	(4,967)
Net income attributable to Silvercrest	$9,960	$8,646	$9,630	$5,337	$5,015

Net income per share/unit:
Basic	$1.05	$0.98	$1.16	$0.66	$0.62
Diluted	$1.05	$0.98	$1.16	$0.66	$0.62

Weighted average shares/units outstanding:
Basic	9,503,197	8,797,118	8,298,354	8,110,128	8,031,161
Diluted	9,510,720	8,799,643	8,302,768	8,117,407	8,038,177

Dividends paid per share	$0.64	$0.60	$0.56	$0.48	$0.48

Selected statements of financial position data:
Total assets	$213,804	$214,249	$133,363	$117,360	$112,281
Notes payable	—	—	—	740	2,486
Borrowings under credit facility	12,600	16,200	—	—	—
Total liabilities	110,405	116,442	50,964	45,241	46,197
Total Silvercrest Asset Management Group Inc.’s equity	70,679	65,036	56,047	49,095	47,305
Non-controlling interests	32,720	32,771	26,352	23,024	18,779

Selected other data:
Assets under management (in billions) (1)	$27.8	$25.1	$19.0	$21.3	$18.6

(1)	As of the last day of the year.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2020, our assets under management increased 10.8% from $25.1 billion to $27.8 billion.  On July 1, 2019, we acquired $1.7 billion of assets under management in connection with the acquisition of Cortina Asset Management LLC (“Cortina” and “Cortina Acquisition”).

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

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 33.2% partnership interest in Silvercrest L.P. as of December 31, 2020 are reflected in non-controlling interests in our consolidated financial statements.

This Item 7 generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019.  Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 5, 2020.

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

The COVID-19 pandemic affected our operations in the second quarter ended June 30, 2020, in the third quarter ended September 30, 2020, in the fourth quarter ended December 31, 2020 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

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

Due to the above circumstances and as described generally in this Form 10-K, management cannot predict the full impact of the COVID-19 pandemic on the Company’s earnings and operations nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Years Ended December 31,
(in thousands except as indicated)	2020	2019	2018
Revenue	$107,983	$102,152	$98,673
Income before other income (expense), net	$22,281	$18,873	$21,152
Net income	$17,478	$15,412	$17,368
Net income margin	16.2%	15.1%	17.6%
Net income attributable to Silvercrest	$9,960	$8,646	$9,630
Adjusted EBITDA (1)	$30,296	$28,592	$29,646
Adjusted EBITDA margin (2)	28.1%	28.0%	30.0%
Assets under management at period end (billions)	$27.8	$25.1	$19.0
Average assets under management (billions) (3)	$26.5	$22.1	$20.2

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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2020	2019	2018
AUM concentrated in Discretionary Managed Accounts	$20.2	$18.3	$13.7
Average AUM For Discretionary Managed Accounts	$19.3	$16.0	$14.6
Discretionary Managed Accounts Revenue (in millions)	$99.1	$92.9	$87.0
Percentage of management and advisory fees revenue	96%	95%	92%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2020	2019	2018
AUM concentrated in Private Funds	$0.4	$0.5	$0.5
Average AUM For Private Funds	$0.5	$0.5	$0.5
Private Funds Revenue (in millions)	$4.6	$5.1	$7.7
Percentage of management and advisory fees revenue	4%	5%	8%

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

The majority of management and advisory fees that we earn on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina’s equity portfolios, 1% on the first $25 million, 0.90% on the next $50 million and 0.80% on the balance and (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate because they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.41%, 0.46% and 0.49% for the years ended December 31, 2020, 2019 and 2018, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2020, 2019 and 2018. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Cash compensation and benefits (1)	$61,720	$57,766	$54,663
Non-cash equity-based compensation expense	659	2,272	3,275
Total compensation expense	$62,379	$60,038	$57,938

(1)	For the years ended December 31, 2020, 2019 and 2018, $27,467, $27,229 and $27,197 of partner incentive payments were included in cash compensation and benefits expense, respectively.

During 2020, 2019 and 2016, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2020, 2019 and 2018, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units can be found in Note 16. “Equity Based Compensation” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Non-Controlling Interests

We are the general partner of Silvercrest L.P. and control its business and affairs and, therefore, consolidate its financial results with ours. In light of the limited partners’ interests in Silvercrest L.P., we reflect their partnership interests as non-controlling interests in our consolidated financial statements.

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

Operating Results

Revenue

Our revenues for the years ended December 31, 2020, 2019 and 2018 are set forth below:

For the Years Ended December 31,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Management and advisory fees	$103,775	$97,970	$5,805	5.9%
Performance fees and allocations	—	25	(25)	-100.0%
Family office services	4,208	4,157	51	1.2%
Total revenue	$107,983	$102,152	$5,831	5.7%

For the Years Ended December 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Management and advisory fees	$97,970	$94,675	$3,295	3.5%
Performance fees and allocations	25	25	—	0.0%
Family office services	4,157	3,973	184	4.6%
Total revenue	$102,152	$98,673	$3,479	3.5%

The growth in our assets under management from January 1, 2018 to December 31, 2020 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2018	16.0	5.3	21.3	(1)
Gross client inflows	8.0	0.3	8.3
Gross client outflows	(8.4)	(1.1)	(9.5)
Market (depreciation) appreciation	(1.4)	0.3	(1.1)
As of December 31, 2018	14.2	$4.8	$19.0	(1)
Gross client inflows	10.4	0.6	11.0
Gross client outflows	(8.7)	(0.4)	(9.1)
Market appreciation	2.9	1.3	4.2
As of December 31, 2019	$18.8	$6.3	$25.1	(1)
Gross client inflows	3.8	0.4	4.2
Gross client outflows	(3.5)	(0.3)	(3.8)
Market appreciation	1.5	0.8	2.3
As of December 31, 2020	$20.6	$7.2	$27.8	(1)

(1)	Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/20	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION

Large Cap Value Composite	4/1/02	9.1	9.8	13.6	11.3	9.4
Russell 1000 Value Index		2.8	6.1	9.7	8.2	7.4

Small Cap Value Composite	4/1/02	6.8	4.3	10.6	8.0	10.5
Russell 2000 Value Index		4.6	3.7	9.7	6.3	7.8

Smid Cap Value Composite	10/1/05	3.6	5.0	11.5	9.1	9.7
Russell 2500 Value Index		4.9	4.3	9.4	6.8	7.4

Multi Cap Value Composite	7/1/02	8.6	7.3	12.0	10.2	9.8
Russell 3000 Value Index		2.9	5.9	9.7	8.1	8.0

Equity Income Composite	12/1/03	- 1.9	5.3	11.5	9.7	11.2
Russell 3000 Value Index		2.9	5.9	9.7	8.1	8.2

Focused Value Composite	9/1/04	4.5	4.8	10.6	9.3	10.3
Russell 3000 Value Index		2.9	5.9	9.7	8.1	7.9

Small Cap Opportunity Composite	7/1/04	22.5	13.8	15.5	11.9	11.9
Russell 2000 Index		20.0	10.3	13.3	9.3	9.0

Small Cap Growth Composite	7/1/04	53.0	25.6	23.1	13.8	12.7
Russell 2000 Growth Index		34.6	16.2	16.4	12.1	10.5

Smid Cap Growth Composite	1/1/06	76.0	35.2	27.8	17.5	14.0
Russell 2500 Growth Index		40.5	19.9	18.7	14.1	11.8

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

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Our total revenue increased by $5.8 million, or 5.7%, to $108.0 million for year ended December 31, 2020, from $102.2 million for year ended December 31, 2019. This increase was driven by net client inflows and market appreciation in discretionary assets under management.

Assets under management increased by $2.7 billion, or 10.8%, to $27.8 billion at December 31, 2020 from $25.1 billion at December 31, 2019.  Our increase in assets under management for the year ended December 31, 2020 was attributable to an increase in discretionary assets under management of $1.8 billion and an increase of $0.9 billion in non-discretionary assets under management. The increase in our discretionary assets under management was driven by market appreciation and net client inflows.  With respect to our discretionary assets under management, equity assets increased by 9.0% during the year ended December 31, 2020 and fixed income assets increased by 4.3% during the same period. With respect to our discretionary assets under management, most of our increase came from our Smid growth, small cap growth, core international, and small cap opportunity strategies with composite returns of 76.0%, 53.2%, 39.6% and 22.8%, respectively, for the year ended December 31, 2020.  Compared to the year ended December 31, 2019, there was a decrease of $6.8 billion of client inflows, a decrease of $1.9 billion in market appreciation and a decrease of $5.3 billion in client outflows. Our market appreciation during the year ended December 31, 2020 constituted a 8.3% rate of increase in our total assets under management compared to December 31, 2019, as compared to our market appreciation during the year ended December 31, 2019 which constituted a 16.7% rate of increase in our total assets under management compared to December 31, 2018.  Sub-advised fund management revenue increased by $0.1 million for the year ended December 31, 2020 as compared to the prior year.  Proprietary fund management revenue decreased by $0.5 million for the year ended December 31, 2020 as compared to the prior year as a result of client redemptions and market performance.  As of December 31, 2020, the composition of our assets under management was 74% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 26% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue remained flat at $4.2 million for the years ended December 31, 2020 and December 31, 2019.

Performance fee revenue decreased from $25 thousand for the year ended December 31, 2019 to $0 for the year ended December 31, 2020. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
(in billions)	2020	2019	2018
Total AUM as of January 1,	$25.1	$19.0	$21.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	18.8	14.2	16.0
New client accounts/assets	0.6	2.4	0.4	(1)
Closed accounts	(0.2)	(0.4)	(0.2	) (2)
Net cash (outflow)/inflow	(0.1)	(0.3)	(0.6	) (3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation/(depreciation)	1.5	2.9	(1.4)
Change to Discretionary AUM	1.8	4.6	(1.8)
Total Discretionary AUM at December 31,	20.6	18.8	14.2
Change to Non-Discretionary AUM	0.9	1.5	(0.5	) (5)
Total AUM as of December 31,	$27.8	$25.1	$19.0

(1)	Represents new account flows from both new and existing client relationships
(2)	Represents closed accounts of existing client relationships and those that terminated
(3)	Represents periodic cash flows related to existing accounts
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)	Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2020, 2019 and 2018 are set forth below:

For the Years Ended December 31,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Compensation and benefits (1)	$62,379	$60,038	$2,341	3.9%
General and administrative	23,323	23,241	82	0.4%
Total expenses	$85,702	$83,279	$2,423	2.9%

For the Years Ended December 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Compensation and benefits (1)	$60,038	$57,938	$2,100	3.6%
General and administrative	23,241	19,583	3,658	18.7%
Total expenses	$83,279	$77,521	$5,758	7.4%

(1)	For the years ended December 31, 2020 and 2019, $27,467 and $27,229, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2020. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Total expenses increased by $2.4 million, or 2.9%, to $85.7 million for the year ended December 31, 2020 from $83.3 million for the year ended December 31, 2019. This increase was attributable to an increase in compensation and benefits expense of $2.3 million and an increase in general and administrative expenses of $0.1 million.

Compensation and benefits expense increased by $2.3 million, or 3.9%, to $62.4 million for the year ended December 31, 2020 from $60.0 million for the year ended December 31, 2019. The increase was primarily attributable to an increase in the accrual for bonuses of $1.5 million, an increase in salaries expense of $1.8 million primarily as a result of merit-based increases and newly-hired staff, including the addition of Cortina staff, and an increase in benefits costs of $0.6 million, partially offset by a decrease in equity based compensation expense of $1.6 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses increased by $0.1 million, or 0.4%, to $23.3 million for the year ended December 31, 2020 from $23.2 million for the year ended December 31, 2019. The increase was primarily attributable to increases in the fair value of contingent consideration related to the Cortina Acquisition of $1.1 million, depreciation and amortization expense of $0.8 million related mainly to the amortization of intangible assets related to the Cortina Acquisition and to the renovation of our office space in New York City, occupancy and related expenses of $0.4 million related to the increased costs of cleaning due to the coronavirus pandemic, portfolio and systems expenses of $0.4 million, insurance costs of $0.1 million, the fair value of contingent consideration related to the Neosho Acquisition of $0.2 million and the fair value of contingent consideration related to the Cappiccille Acquisition of $0.2 million.  These increases were partially offset by decreases in the fair value of contingent consideration related to the Jamison Acquisition of $0.1 million, travel and entertainment expenses of $0.9 million as a result of the coronavirus pandemic, professional fees of $1.3 million, office expense of $0.1 million as a result of the coronavirus pandemic, printing costs of $0.1 million, charitable donations of $0.1 million, telephone related expenses of $0.1 million and storage and moving expenses of $0.4 million.  Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

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

Other Income (Expense), Net

For the Years Ended December 31,
(in thousands)	2020	2019	2020 vs. 2019 ($)	2020 vs. 2019 (%)
Other income (expense), net	$243	$255	$(12)	-4.7%
Interest income	13	169	(156)	-92.3%
Interest expense	(563)	(481)	(82)	17.0%
Equity income from investments	898	1,774	(876)	-49.4%
Total other income (expense), net	$591	$1,717	$(1,126)	-65.6%

For the Years Ended December 31,
(in thousands)	2019	2018	2019 vs. 2018 ($)	2019 vs. 2018 (%)
Other income (expense), net	$255	$(15)	$270	NM
Interest income	169	274	(105)	-38.3%
Interest expense	(481)	(62)	(419)	675.8%
Equity income from investments	1,774	1,477	297	20.1%
Total other income (expense), net	$1,717	$1,674	$43	2.6

NM – Not Meaningful

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Other income (expense), net decreased by $1.1 million, or 65.6% to $0.6 million for the year ended December 31, 2020 from $1.7 million for the year ended December 31, 2019. There was a $0.2 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2020.  The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes.  Equity income from investments decreased by $0.9 million in 2020 as compared with the same period in the prior year as a result of decreased performance fee allocations.  Interest expense increased for the year ended December 31, 2020 as compared to the prior year as a result of interest owed on borrowings under the credit facility.  Interest income decreased as a result of lower balances on notes receivable as a result of scheduled repayments.

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

Provision for Income Taxes

Year Ended December 31, 2020 versus Year Ended December 31, 2019

The provision for income taxes was $5.4 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2020 and 2019 was 23.6% and 25.1%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2020	2019	2018
Reconciliation of non-GAAP financial measure:
Net income	$17,478	$15,412	$17,368
GAAP Provision for income taxes	5,394	5,178	5,458
Delaware Franchise Tax	200	200	200
Interest expense	563	481	62
Interest income	(13)	(169)	(274)
Depreciation and amortization	3,968	3,191	2,432
Equity-based compensation	659	2,272	3,275
Other adjustments (A)	2,047	2,027	1,125
Adjusted EBITDA	$30,296	$28,592	$29,646
Adjusted EBITDA Margin	28.1%	28.0%	30.0%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$17,478	$15,412	$17,368
GAAP Provision for income taxes	5,394	5,178	5,458
Delaware Franchise Tax	200	200	200
Other adjustments (A)	2,047	2,027	1,125
Adjusted earnings before provision for income taxes	25,119	22,817	24,151
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(6,531)	(5,932)	(6,279)

Adjusted net income	$18,588	$16,885	$17,872

GAAP net income per share (B):
Basic and diluted	$1.05	$0.98	$1.16
Adjusted earnings per share/unit (B):
Basic	$1.29	$1.18	$1.33
Diluted	$1.28	$1.17	$1.30
Shares/units outstanding:
Basic Class A shares outstanding	9,651	9,330	8,518
Basic Class B shares/units outstanding	4,722	5,031	4,934
Total basic shares/units outstanding	14,373	14,361	13,452
Diluted Class A shares outstanding (C)	9,659	9,332	8,522
Diluted Class B shares/units outstanding (D)	4,883	5,066	5,178
Total diluted shares/units outstanding	14,542	14,398	13,700

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2020	2019	2018
Acquisition costs (a)	$350	1,371	78
Severance	—	13	—
Non-acquisition expansion costs (b)	—	97	341
Other (c)	1,697	546	706
Total other adjustments	$2,047	$2,027	$1,125

(a)

In 2020, represents legal and other professional fees of $90, insurance costs of $45 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $215. In 2019, represents legal fees of $156 related to the Neosho Acquisition and legal and other professional fees of $1,182 and insurance costs of $34 related to the acquisition of Cortina.  In 2018, represents legal fees related to the Neosho Acquisition.

(b)	In 2020, 2019 and 2018, represents $0, $97 and $341, respectively, of accrued earnout related to our Richmond, VA office expansion.

(c)

In 2020, represents expenses of $22 related to office renovations, an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $126, a fair value adjustment to the Cortina contingent purchase price consideration of $1,100, a fair value adjustment to the Jamison contingent purchase price consideration of $70 a fair value adjustment to the Neosho contingent purchase price consideration of ($75), an adjustment to the fair value of our tax receivable agreement of ($186) and expenses related to the Coronavirus pandemic of $435.  In 2019, represents expenses of $443 related to office renovations and an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, a fair value adjustment to the Jamison contingent purchase price consideration of $214, a fair value adjustment to the Cortina contingent purchase price consideration of $200 and professional fees related to the relocation of network equipment of $5.  This was partially offset by an adjustment to the fair value of our tax receivable agreement of ($200), a fair value adjustment to the Neosho contingent purchase price consideration of ($283) and a fair value adjustment to the Cappiccille contingent purchase price consideration of ($25).  In 2018, represents professional fees $15 for services related to the Tax Cuts and Jobs Act, $494 related to sign on bonuses paid to certain employees, a loss on disposal of certain computer equipment of $37, professional fees related to the relocation of network equipment of $17, professional fees of $6 related to server equipment upgrades, a fair value adjustment to the Jamison contingent purchase price consideration of $52, a fair value adjustment to the Cappiccille contingent purchase price consideration of $54 and true-up adjustment to our tax receivable agreement of $31.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 8,242 and 1,897 unvested restricted stock units at December 31, 2020 and 2019, respectively.
(D)	Includes 74,907 and 35,336 unvested restricted stock units and 86,764 and 0 non-qualified stock options at December 31, 2020 and 2019, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.  As of December 31, 2020 and 2019, we had $12.6 million and $16.2 million outstanding under the term loan. We were in compliance with the covenants under the credit facility as of December 31, 2020 and 2019.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2020, 2019 and 2018.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$62,498	$52,832	$69,283
Accounts receivable	$8,341	$8,958	$8,022
Due from Silvercrest Funds	$1,018	$1,697	$1,233

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

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2020, 2019 and 2018. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$26,846	$18,775	$28,857
Net cash used in investing activities	(626)	(39,380)	(1,756)
Net cash (used in) provided by financing activities	(16,554)	4,154	(11,640)
Net change in cash	$9,666	$(16,451)	$15,461

Operating Activities

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Operating activities provided $26.8 million and $18.8 million for the years ended December 31, 2020 and 2019, respectively. This difference is primarily the result of increases in net income of $2.1 million, distributions received from investment funds of $0.3 million, non-cash lease expense of $3.4 million, depreciation and amortization expense of $0.8 million primarily as a result of the Cortina Acquisition and the completion of renovations to our offices, deferred tax expense of $0.7 million, accounts payable and accrued expenses of $0.5 million, primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition and accrued compensation of $0.8 million.  These increases were partially offset by decreases in equity income from investments of $0.9 million due to lower performance fee allocations, accounts receivable of $4.9 million due to timing of payments received from clients, equity-based compensation expense of $1.6 million, operating lease liabilities of $3.7 million.

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

Investing Activities

Year Ended December 31, 2020 versus Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, investing activities used $0.6 million and $39.4 million, respectively.  The primary use of cash during 2020 was for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.  The primary use of cash during 2019 was for cash paid at closing of the Neosho and Cortina Acquisitions and for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.

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

Financing Activities

Year Ended December 31, 2020 versus Year Ended December 31, 2019

For the years ended December 31, 2020 and 2019, financing activities used $16.6 million and provided $4.2 million, respectively. Borrowings under the credit facility were $18.0 million in 2019.  Dividends of $6.1 million and $5.3 million were paid during each of 2020 and 2019, respectively, to Class A shareholders.  Payments received from partners on notes receivable of $0.3 million in 2020 and 2019.  Distributions to partners of Silvercrest L.P. of $6.3 million and $7.7 million were paid during 2020 and 2019, respectively.  Repayment of borrowings under the credit facility were $3.6 million and $1.8 million in 2020 and 2019, respectively.  Payments of contingent purchase price consideration totaled $0.7 million and $0.4 million in 2020 and 2019, respectively.

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

As of December 31, 2020 and 2019, $12.6 million and $16.2 was outstanding under our term loan with City National Bank.

As of December 31, 2020 and 2019, there were no borrowings outstanding on our revolving credit facility with City National Bank.

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

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2020 or December 31, 2019.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2020, 2019 and 2018, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2020 AUM	$20.5	$4.7	$2.6	$27.8
December 31, 2019 AUM	$18.6	$4.0	$2.5	$25.1

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2020 was approximately $26.5 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.7 billion for the year ended December 31, 2020, which would cause an annualized increase or decrease in revenues of approximately $10.8 million for the year ended December 31, 2020, at a weighted average fee rate for the year ended December 31, 2020 of 0.41%.

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

Tax Receivable Agreement

In connection with our initial public offering and reorganization of Silvercrest L.P. that was completed on June 23, 2013, we entered into a tax receivable agreement with the partners of Silvercrest L.P. that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.

The actual amount and timing of any payments under these agreements will vary depending upon a number of factors, including the timing of sales or exchanges by the holders of limited partnership units, the price of the Class A common stock at the time of such sales or exchanges, whether such sales or exchanges are taxable, the amount and timing of the taxable income Silvercrest generates in the future and the tax rate then applicable and the portion of Silvercrest’s payments under the tax receivable agreement constituting imputed interest or depreciable basis or amortizable basis.

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

Item 7A. Qualitative and Quantitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2020, 2019 and 2018 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2020.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal controls over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2020 (“2021 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements
(i)	Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
(ii)	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
(iii)	Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
(v)	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is not applicable.

(b)	Exhibit Index:

Exhibit Number	Description
3.1*

Second Amended and Restated Certificate of Incorporation of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

3.2*	Bylaws of Silvercrest Asset Management Group Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.1*	Specimen Stock Certificate for Shares of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.2*	Exchange Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.3*	Resale and Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.4*+	2012 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

4.5*	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K filed on March 5, 2019).

4.6*

Eighth Amendment to Credit Agreement, dated as of June 19, 2020, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor, initially filed as exhibit 4.1 on Form 8-K with the Securities and Exchange Commission on June 19, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.1*

Form of Second Amended and Restated Limited Partnership Agreement of Silvercrest L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*+	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.5*	Credit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

10.6*	First Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 23, 2016).

Exhibit Number	Description

10.7*+	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 6, 2015).

10.8*

First Amendment to Lease, dated December 23, 2015, by and between RXR 1330 Owner LLC and Silvercrest Asset Management Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 10, 2016).

10.9*	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 21, 2017).

10.10*	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 1, 2018).

10.11*+	Employment agreement with Richard R. Hough III dated September 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 24, 2018).

10.12*	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 24, 2018).

10.13*	Sixth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 25, 2019).

10.14*	Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed July 2, 2019).

10.15*	Eighth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed June 19, 2020).

10.16*

Amendment to Restricted Stock Unit Award Agreement among Silvercrest Asset Management Group Inc. and Brian D. Dunn, dated July 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.17*+	Employment agreement with J. Allen Gray dated July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 3, 2020).

21.1**	List of subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under “Signatures”).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed
**	Filed herewith
***	Furnished herewith
+	Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 4, 2021.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2020 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of March, 2021:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 4, 2021

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 4, 2021

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 4, 2021

/s/ Richard J. Burns
Richard J. Burns	Director	March 4, 2021

/s/ Winthrop B. Conrad, Jr.
Winthrop B. Conrad, Jr.	Director	March 4, 2021

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Cortina Contingent Consideration — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Cortina Asset Management, LLC (“Cortina”) on July 1, 2019 for cash consideration of $33.577 million and $8.592 in Class B Units of Silvercrest L.P. In addition, the purchase agreement provides for up to $26.209 million of potential earn out payments (“contingent consideration”) over the next four years.

The Company recognized the estimated contingent consideration for Cortina at fair value on the acquisition date in the amount of $13.8 million and at year end in the amount of $15.1 million, using the income approach.

The fair value of earnout payments are based on a revenue growth, however the payoffs are nonlinear and path-dependent. Accordingly, the Monte Carlo Simulation model is used. Furthermore, the significant inputs used in establishing the fair value include revenue growth rate, discount rate, and volatility rate. These are unobservable and reflect the Company’s own judgements about the assumptions market participants would use in pricing the liability.

Therefore, the valuation of the Cortina contingent consideration is considered complex and requires significant management judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Cortina contingent consideration included the following:

1.	We tested the effectiveness of controls over the Cortina contingent consideration, including controls over the valuation methodology for estimating the fair value and revenue forecasts.

2.	We tested management’s methodology for establishing the fair value at year end related to the Cortina contingent consideration.

3.

With the assistance of our fair value specialists, we validated the reasonableness of the unobservable inputs, and other key judgments made by management. We also assessed the appropriateness of the Monte Carlo simulation by utilizing the assistance of the fair value specialists in order to validate the discount rate and the volatility rate used within the simulation. We evaluated the reasonableness of management’s assumptions through independent analysis and comparison to external sources.

4.

With the assistance of our fair value specialists, we assessed the mathematical accuracy of the overall Monte Carlo simulation by footing, cross-footing, and recalculating the contingent liability based on the relevant terms of the earn out.

5.	We evaluated management’s ability to accurately forecast future revenues through independent analysis including a comparison of actual results to management’s historical forecasts.

6.	We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:
•	Historical revenues
•	Internal communications to management and the Board of Directors
•	Forecasted information included in Company press releases, analyst and industry reports for the Company and certain of its peer companies

/s/ Deloitte & Touche LLP

New York, New York

March 4, 2021

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 4, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 4, 2021

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$62,498	$52,832
Investments	914	1,781
Receivables, net	8,341	8,958
Due from Silvercrest Funds	1,018	1,697
Furniture, equipment and leasehold improvements, net	5,523	6,015
Goodwill	63,675	63,675
Operating lease assets	30,068	33,485
Finance lease assets	254	198
Intangible assets, net	26,553	29,286
Deferred tax asset—tax receivable agreement	11,397	13,190
Prepaid expenses and other assets	3,563	3,132
Total assets	$213,804	$214,249
Liabilities and Equity
Accounts payable and accrued expenses	$18,040	$18,527
Accrued compensation	33,849	32,252
Borrowings under credit facility	12,600	16,200
Operating lease liabilities	36,127	39,848
Finance lease liabilities	259	196
Deferred tax and other liabilities	9,530	9,419
Total liabilities	110,405	116,442
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 9,650,692 and 9,329,879 issued and outstanding as of December 31, 2020 and 2019, respectively	96	93
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,721,646 and 5,031,017 issued and outstanding as of December 31, 2020 and 2019, respectively	46	49
Additional Paid-In Capital	51,039	49,246
Retained earnings	19,498	15,648
Total Silvercrest Asset Management Group Inc.’s equity	70,679	65,036
Non-controlling interests	32,720	32,771
Total equity	103,399	97,807
Total liabilities and equity	$213,804	$214,249

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2020	2019	2018
Revenue
Management and advisory fees	$103,775	$97,970	$94,675
Performance fees and allocations	—	25	25
Family office services	4,208	4,157	3,973
Total revenue	107,983	102,152	98,673
Expenses
Compensation and benefits	62,379	60,038	57,938
General and administrative	23,323	23,241	19,583
Total expenses	85,702	83,279	77,521
Income before other income (expense), net	22,281	18,873	21,152
Other income (expense), net
Other income (expense), net	243	255	(15)
Interest income	13	169	274
Interest expense	(563)	(481)	(62)
Equity income from investments	898	1,774	1,477
Total other income (expense), net	591	1,717	1,674
Income before provision for income taxes	22,872	20,590	22,826
Provision for income taxes	(5,394)	(5,178)	(5,458)
Net income	17,478	15,412	17,368
Less: net income attributable to non-controlling interests	(7,518)	(6,766)	(7,738)
Net income attributable to Silvercrest	$9,960	$8,646	$9,630
Net income per share:
Basic	$1.05	$0.98	$1.16
Diluted	$1.05	$0.98	$1.16
Weighted average shares outstanding:
Basic	9,503,197	8,797,118	8,298,354
Diluted	9,510,720	8,799,643	8,302,768

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
December 31, 2017	8,142	$81	5,059	$49	$41,606	$7,359	$49,095	$23,024	$72,119
Distributions to partners	—	—	—	—	—	—	—	(6,773)	(6,773)
Issuance of Class B shares	—	—	6	—	—	—	—	100	100
Issuance of notes receivable by partners	—	—	—	—	—	—	—	(100)	(100)
Equity-based compensation	2	—	243	3	25	—	28	3,247	3,275
Repayment of notes receivable from partners	—	—	—	—	—	—	—	1,119	1,119
Net Income	—	—	—	—	—	9,630	9,630	7,738	17,368
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(25)	—	(25)	—	(25)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(25)	(25)
Share Conversion	374	4	(374)	(4)	1,978	—	1,978	(1,978)	—
Dividends paid on Class A common stock - $0.56 per share	—	—	—	—	—	(4,659)	(4,659)	—	(4,659)
December 31, 2018	8,518	$85	4,934	$48	$43,584	$12,330	$56,047	$26,352	$82,399
Distributions to partners	—	—	—	—	—	—	—	(7,698)	(7,698)
Issuance of Class B shares	—	—	665	7	—	—	7	8,965	8,972
Equity-based compensation	2	—	242	2	23	—	25	2,247	2,272
Repayment of notes receivable from partners	—	—	—	—	—	—	—	291	291
Net Income	—	—	—	—	—	8,646	8,646	6,766	15,412
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1,500	—	1,500	—	1,500
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(13)	(13)
Share Conversion	810	8	(810)	(8)	4,139	—	4,139	(4,139)	—
Dividends paid on Class A common stock - $0.60 per share	—	—	—	—	—	(5,328)	(5,328)	—	(5,328)
December 31, 2019	9,330	$93	5,031	$49	$49,246	$15,648	$65,036	$32,771	$97,807
Distributions to partners	—	—	—	—	—	—	—	(6,297)	(6,297)
Equity-based compensation	3	—	9	—	106	—	106	585	691
Repayment of notes receivable from partners	—	—	—	—	—	—	—	300	300
Net Income	—	—	—	—	—	9,960	9,960	7,518	17,478
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(462)	—	(462)	—	(462)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(8)	(8)
Share Conversion	318	3	(318)	(3)	2,149	—	2,149	(2,149)	—
Dividends paid on Class A common stock - $0.64 per share	—	—	—	—	—	(6,110)	(6,110)	—	(6,110)
December 31, 2020	9,651	$96	4,722	$46	$51,039	$19,498	$70,679	$32,720	$103,399

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income	$17,478	$15,412	$17,368
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	659	2,272	3,275
Depreciation and amortization	3,968	3,191	2,432
Deferred rent	—	—	3,752
Deferred income taxes	2,229	1,575	570
Tax receivable agreement fair value adjustment	(186)	(200)	30
Non-cash interest on notes receivable from partners	(8)	(13)	(25)
Non-cash lease expense	3,417	—	—
Distributions received from investment funds	1,765	1,486	610
Equity income from investments	(898)	(1,774)	(1,477)
Other	—	—	37
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,296	(3,647)	1,275
Prepaid expenses and other assets	(815)	(823)	(2,665)
Accounts payable and accrued expenses	63	514	512
Accrued compensation	1,597	782	3,196
Operating lease liabilities	(3,721)	—	—
Other liabilities	2	—	(51)
Interest payable on notes payable	—	—	18
Net cash provided by operating activities	26,846	18,775	28,857
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(626)	$(3,812)	$(1,756)
Acquisition of Neosho Capital, LLC	—	(399)	—
Acquisition of Cortina Asset Management, LLC	—	(35,169)	—
Net cash used in investing activities	(626)	(39,380)	(1,756)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$(741)	$(425)	$(447)
Borrowings under credit facility	—	18,000	—
Repayments of notes payable	(3,600)	(1,800)	(758)
Principal payments on financing leases	(111)	(107)	(122)
Operating lease liabilities	—	1,221	—
Distributions to partners	(6,297)	(7,698)	(6,773)
Dividends paid on Class A common stock	(6,105)	(5,328)	(4,659)
Payments from partners on notes receivable	300	291	1,119
Net cash (used in) provided by financing activities	(16,554)	4,154	(11,640)
Net increase (decrease) in cash and cash equivalents	9,666	(16,451)	15,461
Cash and cash equivalents, beginning of year	52,832	69,283	53,822
Cash and cash equivalents, end of year	$62,498	$52,832	$69,283

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$3,129	$4,274	$5,953
Interest	523	439	39

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$—	$—	$100
Earnout accrual for acquisition of Neosho Capital, LLC	—	1,403	—
Issuance of Class B units of Silvercrest L. P. in conjunction with the acquisition of Neosho	—	20	—
Issuance of Class B shares of Silvercrest Asset Management Group Inc. in conjunction with the acquisition of Neosho, par value $0.01	—	—	—
Earnout accrual for acquisition of Cortina Asset Management, LLC	—	14,000	—
Issuance of Class B units of Silvercrest L. P. in conjunction with the acquisition of Cortina	—	8,945	—
Issuance of Class B shares of Silvercrest Asset Management Group Inc. in conjunction with the acquisition of Cortina, par value $0.01	—	7	—
Recognition of deferred tax assets as a result of share conversions	883	1,057	1,235
Assets acquired under capital leases	78	115	11
Operating lease assets (ASC 842 adoption)	—	33,485	—
Finance lease assets (ASC 842 adoption)	—	198	—
Operating lease liabilities (ASC 842 adoption)	—	39,848	—
Finance lease liabilities (ASC 842 adoption)	—	196	—
Accrued dividends	5	—	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2020, 2019 and 2018

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,650,692 Class A units or approximately 66.6% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of December 31, 2020 this liability is estimated to be $9,421 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition.  Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

For the years ended December 31, 2020, 2019 and 2018, the valuation adjustment to the TRA related to the underlying deferred tax assets was $186, $200 and ($30), respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax.   For the years ended December 31, 2020, 2019 and 2018, Silvercrest made TRA payments totaling $610, $583 and $777, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the years ended December 31, 2020, 2019 and 2018.  All intercompany transactions and balances have been eliminated.

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

As of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2020 and 2019, Silvercrest holds approximately 66.8% and 64.8%, respectively, of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2020 and 2019. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2020, 2019 and 2018.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2020, 2019 and 2018, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2020 and 2019. No goodwill impairment charges were recorded during the years ended December 31, 2020, 2019 and 2018.

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

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02 (“ASC 842”), which required lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The standard established a right-of-use model (“ROU”) that required a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Consolidated Statement of Operations.

The standard became effective for the Company on January 1, 2019 and the Company adopted this standard on this date. A modified retrospective transition approach was required, applying the standard to all leases existing at the date of initial application. An entity could choose to use either (1) the effective date of the standard or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chose the second option, the transition requirements for existing leases also applied to leases entered into between the date of initial application and the effective date. The entity had to also recast its comparative period financial statements and provide the disclosures required by the standard for the comparative periods. The Company elected to use the effective date as its date of initial application. Consequently, financial information was not updated and the disclosures required under the standard were not provided for dates and periods prior to January 1, 2019.

The standard provided a number of optional practical expedients as part of transition accounting. The Company elected the “package of practical expedients”, which allowed the Company to avoid reassessing its prior conclusions about lease identification, lease classification and initial direct costs under the standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements as these were not applicable to the Company.

The standard had a material effect on the Company’s consolidated financial statements. The most significant changes related to (1) the recognition of ROU assets and lease liabilities on the Consolidated Statement of Financial Condition for its office equipment and real estate operating leases and (2) providing significant disclosures about the Company’s leasing activities.

Upon adoption, the Company recognized additional operating liabilities of approximately $44.0 million, with corresponding ROU and other assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.  The Company determined if an arrangement was a lease at inception. The Company used an incremental borrowing rate based on the information available at the commencement date of the lease to determine the present value of lease payments. In determining the ROU asset and lease liability at lease inception, the lease terms could include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The standard also provided practical expedients for an entity’s ongoing accounting for leases. The Company elected the short-term lease recognition exemption for office equipment leases. For those current and prospective leases that qualify as short-term, the Company will not recognize ROU assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

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

In January 2017, The FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing.  An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU 2017-04 is effective for the Company in fiscal year 2021 and interim reporting periods within that year.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company elected to early adopt ASU 2017-04 relating to our impairment test performed during the year ended December 31, 2019.  The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.

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

In addition, the Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals receiving the remaining 20% in the form of Class B Units of SLP in potential earn-out payments over the next four years.  SAMG LLC determined that the preliminary fair value of contingent consideration pursuant to the terms of the Purchase Agreement whereby the sellers of Cortina are potentially entitled to two retention payments and one growth payment contingent upon the achievement of various revenue targets is $13,800.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency.  Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statements of Operations.  The income approach was used to determine the fair value of these payments, by estimating a range of likely expected outcomes and payouts given these outcomes.  The potential payouts were estimated using a Monte Carlo simulation and discounted back to their present values using a risk-free discount rate adjusted to account for SAMG LLC’s credit or counterparty risk to arrive at the present value of the contingent consideration payments.  The discount rate for the contingent consideration payments was based on the revenue cost of capital for Cortina’s revenue.

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

Fair value adjustments to contingent purchase price consideration of $1,100 and $200 were recorded for the years ended December 31, 2020 and 2019, respectively, and are included in general and administrative expenses in the Consolidated Statement of Operations for the years then ended.  SAMG LLC has a liability of $15,100 and $14,000 as of December 31, 2020 and 2019, respectively, for contingent consideration related to earnout payments to be made in conjunction with the Cortina Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

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

Cortina revenue and income before provision for income taxes for the twelve months ended December 31, 2020 and 2019 that are included in the Consolidated Statement of Operations are $11,642 and $3,016, and $6,241and $1,923, respectively.

During 2020 and 2019, the Company incurred $90 and $1,148, respectively, in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Consolidated Statement of Operations.

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

The purchase price allocations as presented above were finalized as of December 31, 2019.

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

Pro Forma Year Ended December 31, 2019
Revenue	$108,345
Net Income	$15,990

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired substantially all of the business and assets of the Seller, a provider of investment management and advisory services, including goodwill and the benefit of the amortization of goodwill related to such assets. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principal an aggregate purchase price consisting of (1) a cash payment of $399 (net of cash acquired) and (2) Class B units of SLP issued to the Principals of Neosho with a value equal to $20 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest. The Company determined that the acquisition-date fair value of the contingent consideration was $1,686, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make a payment of $300 to the Principals of Neosho on the first anniversary of the closing date.  SAMG LLC will make earnout payments to the Principals of Neosho as soon as practicable following December 31, 2020, 2021, 2022 and 2023, in an amount equal to the greater of (i) $100 and (ii) the product obtained by multiplying (x) 50% by (y) the revenue of Neosho as of such payment date less the revenue of Neosho as of the immediately preceding payment date for the prior year.   Earnout payments will be paid 75% in cash and 25% in equity.  The estimated fair value of contingent consideration is recognized at the date of acquisition, and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated with the contingent payments.

Fair value adjustments to contingent purchase price consideration of ($75) and ($283) were recorded for the years ended December 31, 2020 and 2019, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended.  The Company has a liability of $1,028 and $1,403 for contingent consideration related to earnout payments to be made in conjunction with the Neosho Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019, respectively.  During the year ended December 31, 2020, the Company made contingent purchase price payments to Neosho of $300.

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

Fair value adjustments to contingent purchase price consideration of $126, ($25) and $54 were recorded for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $114 and $101 for contingent consideration related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2020 and 2019, respectively.  During the years ended December 31, 2020 and 2019, the Company made contingent purchase price payments to Cappiccille of $113 and $105, respectively.

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

Fair value adjustments to contingent purchase price consideration of $70, $214 and $52 were recorded for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for each of the years then ended. The Company has a liability of $160 and $418 for contingent consideration related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2020 and 2019, respectively.  During the years ended December 31, 2020 and 2019, the Company made contingent purchase price payments to Jamison of $328 and $320, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $914 and $1,781 as of December 31, 2020 and 2019, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2020 and 2019, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2020 and 2019, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the years ended December 31, 2019 and 2020:

Balance at January 1, 2019	$755
Additions to estimated contingent consideration	15,417
Payments of contingent consideration	(425)
Non-cash changes in fair value of estimated contingent consideration	174
Balance at December 31, 2019	15,921
Additions to estimated contingent consideration	—
Payments of contingent consideration	(741)
Non-cash changes in fair value of estimated contingent consideration	1,222
Balance at December 31, 2020	$16,402

Estimated contingent consideration is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.  Payments of contingent consideration are included in earn-outs paid related to acquisitions completed on or after January 1, 2009 in financing activities in the Consolidated Statements of Cash Flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2020 and 2019 are summarized below:

Monte Carlo Simulation Model	December 31, 2020	December 31, 2019	Fair Value Hierarchy
Fair Value	$16,402	$15,921	Level 3
Forecasted growth rate	16.4%	18.6%
Discount rate	11.7%	10.5%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At December 31, 2020 and December 31, 2019, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$62,498	$62,498	$52,832	$52,832	Level I	(1)
Investments	$914	$914	$1,781	$1,781	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$12,600	$12,600	$16,200	$16,200	Level II	(3)

(1)	Includes $1,398 and $1,392 of cash equivalents at December 31, 2020 and 2019, respectively, that fall under Level I in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2020 and December 31, 2019:

	2020	2019
Management and advisory fees receivable	$3,780	$4,981
Unbilled receivables	5,107	4,596
Other receivables	2	2
Receivables	8,889	9,579
Allowance for doubtful receivables	(548)	(621)
Receivables, net	$8,341	$8,958

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2020 and December 31, 2019:

	2020	2019
Leasehold improvements	$7,936	$7,783
Furniture and equipment	7,275	6,541
Artwork	502	502
Total cost	15,713	14,826
Accumulated depreciation and amortization	(10,190)	(8,811)
Furniture, equipment and leasehold improvements, net	$5,523	$6,015

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $1,117, $978, and $747, respectively.

During 2020, the Company wrote off leased assets with a cost of $209 and accumulated depreciation of $180.  During 2019, the Company wrote off leased assets of $310 that were fully depreciated as of December 31, 2019.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2020 and December 31, 2019:

	2020	2019
Beginning
Gross balance	$81,090	$42,583
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	25,168
Acquisition of Neosho	—	2,183
Acquisition of Cortina	—	36,324
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2020 and December 31, 2019:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2020	$44,060	$2,467	$46,527
Disposal	—	(6)	(6)
Balance, December 31, 2020	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2020	(14,833)	(2,408)	(17,241)
Amortization expense	(2,674)	(59)	(2,733)
Disposal	—	6	6
Balance, December 31, 2020	(17,507)	(2,461)	(19,968)
Net book value	$26,553	$—	$26,553
Cost
Balance, January 1, 2019	$22,560	$2,467	$25,027
Acquisition of Cortina	21,500	—	21,500
Balance, December 31, 2019	44,060	2,467	46,527
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2019	(12,887)	(2,247)	(15,134)
Amortization expense	(1,946)	(161)	(2,107)
Balance, December 31, 2019	(14,833)	(2,408)	(17,241)
Net book value	$29,227	$59	$29,286

Amortization expense related to intangible assets was $2,733, $2,107 and $1,685 for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2021	$2,629
2022	2,575
2023	2,416
2024	2,289
2025	2,193
Thereafter	14,451
Total	$26,553

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.   The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest.  The Company was in compliance with the covenants under the credit facility as December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company did not have any outstanding borrowings under the revolving credit loan.  As of December 31, 2020 and 2019, the Company had $12.6 million and $16.2 million, respectively, outstanding under the term loan.  There was no accrued but unpaid interest as of December 31, 2020 or 2019.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $548, $460 and $21 for the years ended December 31, 2020, 2019 and 2018.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2020, 2019 and 2018 amounted to $6,382, $6,214, and $5,779, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2020, 2019 and 2018 of $154, $106, and $216, respectively. Therefore, for the years ended December 31, 2020, 2019 and 2018, net rent expense amounted to $6,228, $6,108, and $5,563, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2020 and 2019.  The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2020 and 2019.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commenced on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses, and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent expense under this extension is $446.

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

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI.  The lease was extended on June 17, 2020 and expires on December 31, 2022.  Monthly rent expense is $12.

The components of lease expense for the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,	Year Ended December 31,
	2020	2019
Operating Lease Cost	$6,123	$5,937
Financing Lease Cost:
Amortization of ROU assets	118	106
Interest on lease liabilities	10	8
Total	128	114

Future minimum lease payments and rentals under lease agreements for office space which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2021	$6,500	$(155)	$6,345
2022	6,377	(35)	6,342
2023	5,928	(6)	5,922
2024	6,008	—	6,008
2025	5,933	—	5,933
Thereafter	16,134	—	16,134
	46,880	(196)	46,684
Weighted-average remaining lease term – operating leases (months)			90.0
Weighted-average discount rate			4.3%

The Company has finance leases for the following office equipment: (i) a five-year finance lease agreement for two copiers totaling $152 with monthly minimum lease payments of $3, which began on February 1, 2017 and continue through January 31, 2022, (ii) a three-year lease agreement for four copiers totaling $72 with monthly minimum payments of $2, which began on July 1, 2017 and continue through June 30, 2020, (iii) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continue through February 28, 2021, (iv) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continue through February 28, 2022, (v) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continue through May 31, 2022, (vi) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continue through November 30, 2021, (vii)  a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continue through July 31, 2022, (viii) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and continue through April 30, 2025 , (ix) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and continue through May 31, 2023, (x) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023 and (xi) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023.  The aggregate principal balance of finance leases was $259 and $196 as of December 31, 2020 and 2019, respectively.

The assets relating to finance leases that are included in equipment as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Finance lease assets included in furniture and equipment	$417	$679
Less: Accumulated depreciation and amortization	(163)	(481)
	$254	$198

Depreciation expense relating to finance lease assets was $118, $106 and $146 for the years ended December 31, 2020, 2019 and 2018, respectively.

During 2020, the Company wrote off leased assets with a cost of $209 and accumulated depreciation of $180.  During 2019, the Company wrote off leased assets of $310 that were fully depreciated as of December 31, 2019.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
2021	119
2022	77
2023	42
2024	16
2025	5
Thereafter	—
Total	$259
Weighted-average remaining lease term – finance leases (months)	31.9
Weighted-average discount rate	4.0%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $6,297, $7,698 and $6,773 for the years ended December 31, 2020, 2019 and 2018, respectively.   Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2020, 2019 and 2018 amounted to $27,328, $27,199 and $24,935, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2020, 2019 and 2018.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the years ended December 31, 2020, 2019 and 2018, SLP accrued partner incentive allocations of $27,467, $27,229 and $27,197, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2020
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,650,692	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,721,646	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)	During 2020, Silvercrest granted 8,242 restricted stock units which will vest and settle in the form of Class A shares of Silvercrest, of which 8,242 remain unvested as of December 31, 2020.
(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,721,646 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 74,906 restricted stock units which will vest and settle in the form of Class B units of SLP. The 74,906 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the year ended December 31, 2020, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2020		9,329,879
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	February 2020	155,224
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2020	20,662
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2020	7,355
Issuance of Class A common stock upon vesting of restricted stock units	May 2020	1,896
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2020	5,400
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2020	24,191
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2020	36,361
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	December 2020	69,724
Class A common shares outstanding - December 31, 2020		9,650,692

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2020		5,031,017
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	February 2020	(155,224)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2020	(20,662)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2020	(7,355)
Issuance of Class B common stock upon vesting of restricted stock units	May 2020	9,546
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2020	(5,400)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2020	(24,191)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2020	(36,361)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	December 2020	(69,724)
Class B common shares outstanding - December 31, 2020		4,721,646

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

In November 2020, the Company redeemed from certain existing partners 36,361 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

In December 2020, the Company redeemed from certain existing partners 69,724 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the resale and registration rights agreement between the Company and its principals.

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

Notes receivable from partners are as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$645	$924
Repayment of notes	(300)	(291)
Interest accrued and capitalized on notes receivable	8	12
Ending balance	$353	$645

Full recourse notes receivable from partners as of December 31, 2020 and 2019 are $353 and $645, respectively.  There were no limited recourse notes receivable from partners as of December 31, 2020 and 2019. There is no allowance for credit losses on notes receivable from partners as of December 31, 2020 and 2019.

13. RELATED PARTY TRANSACTIONS

During 2020 and 2019, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the years ended December 31, 2020, 2019 and 2018 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $4,633, $5,104, and $6,458, respectively, and performance fees and allocations of $898, $1,774, and $1,477, respectively, of which $898, $1,774 and $1,477, respectively, is included in equity income from investments in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the Company was owed $1,018 and $1,697, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2020, 2019 and 2018, the Company earned advisory fees of $1,348, $1,470 and $1,191, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2020 and 2019, the Company is owed approximately $10 and $137, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

	Year Ended December 31,
	2020	2019	2018
Current Provision:
Federal	$1,309	$1,225	$1,835
State and local	1,856	2,378	3,053
Total Current Provision	3,165	3,603	4,888
Deferred Provision:
Federal	1,513	1,014	465
State and local	716	561	105
Total Deferred Provision	2,229	1,575	570
Total Provision for Income Taxes	$5,394	$5,178	$5,458

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.

As of December 31, 2020 and 2019, the Company had a net deferred tax asset of $11,305 and $13,103, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2020	2019
Deferred tax assets
Intangible assets	$13,032	$14,064
Deferred leases	809	1,206
Total deferred tax assets	$13,841	$15,270
Deferred tax liabilities
Intangible assets	$201	$245
Right of use assets	674	1,014
Investment on underlying SLP partnership	1,634	874
Other	27	34
Total deferred tax liabilities	$2,536	$2,167
Net deferred tax assets (liabilities)	$11,305	$13,103

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to Partners	(7.10)%	(7.78)%	(8.29)%
State and local income taxes	9.32%	12.01%	11.73%
Permanent items	(0.13)%	(0.44)%	(0.16)%
Discrete expenses due to Corporate Tax Reform	—%	—%	(0.40)%
Other	0.49%	0.36%	0.03%
Effective income tax rate	23.58%	25.15%	23.91%

As of December 31, 2020, the Company had net tax receivables of $1,653 which consisted of net federal and state and local tax receivables of $949 and $704, respectively.  As of December 31, 2019, the Company had net tax receivables of $1,265 which consisted of net federal and state and local tax receivables of $939 and $326, respectively.

Of the total net deferred taxes at December 31, 2020 and 2019, $30 and $31, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2020, the Company’s U.S. federal income tax returns for the years 2017 through 2020 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at December 31, 2020 and 2019.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of December 31, 2020 and 2019, 345,428 and 489,549 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

A summary of the NQO grants by the Company as of December 31, 2020 and 2019 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	105,398	$13.97
Granted in May 2019	60,742	14.54
Total granted at December 31, 2019	166,140	$13.97 – 14.54
Granted in May 2020	86,764	10.18
Total granted at December 31, 2020	252,904	$10.18 – 14.54

A summary of the RSU grants by the Company as of December 31, 2020 and 2019 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2019	247,316	$13.19 – 13.23
Granted in May 2019	34,388	14.54
Vested in May 2019	(2,843)	(13.19)
Vested in August 2019	(241,627)	(13.23)
Total granted at December 31, 2019	37,234	$13.19 – 14.54
Granted in March 2020	8,242	11.83
Granted in May 2020	49,116	10.18
Vested in May 2020	(11,442)	(13.19 –14.54)
Total granted at December 31, 2020	83,150	$10.18 – 14.54

For the years ended December 31, 2020 and 2019, the Company recorded compensation expense related to such RSUs and NQOs of $659 and $2,272, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended.  As of December 31, 2020 and 2019, there was $1,342 and $945, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2020 and 2019, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.44 and 1.62 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2020, 2019 and 2018, Silvercrest made matching contributions of $160, $87 and $86, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2020, 2019 and 2018, the Company utilized “soft dollar” credits of $824, $997 and $772, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2020 and 2019.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$28,365	$24,021	$27,182	$28,415
Income before other income (expense), net	$12,614	$1,357	$4,949	$3,361
Net income	$9,690	$782	$3,480	$3,526
Net income attributable to Silvercrest	$5,532	$490	$2,059	$1,879
Net income per share/unit - basic	$0.59	$0.05	$0.21	$0.20
Net income per share/unit - diluted	$0.59	$0.05	$0.21	$0.20
Weighted average shares/units outstanding - basic	9,391,367	9,511,767	9,532,362	9,576,169
Weighted average shares/units outstanding - diluted	9,396,072	9,520,655	9,540,604	9,584,411

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$22,572	$23,897	$27,845	$27,838
Income before other income (expense), net	$3,999	$4,430	$6,301	$4,143
Net income	$3,045	$3,351	$4,823	$4,193
Net income attributable to Silvercrest	$1,709	$1,864	$2,653	$2,420
Net income per share/unit - basic	$0.20	$0.22	$0.30	$0.26
Net income per share/unit – diluted	$0.20	$0.22	$0.30	$0.26
Weighted average shares/units outstanding - basic	8,519,058	8,584,614	8,870,674	9,205,770
Weighted average shares/units outstanding - diluted	8,522,850	8,587,156	8,872,571	9,207,667

*****