Form 10-Q
period 2021-03-31
Silvercrest Asset Management Group Inc.
filed 2021-05-06
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 3, 2021 was 9,658,297 and 4,790,711, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets,  adverse economic or market conditions, including the continued adverse effects of the coronavirus pandemic, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 which is accessible on the SEC’s website at www.sec.gov.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$42,644	$62,498
Investments	53	914
Receivables, net	8,589	8,341
Due from Silvercrest Funds	1,228	1,018
Furniture, equipment and leasehold improvements, net	5,384	5,523
Goodwill	63,675	63,675
Operating lease assets	29,254	30,068
Finance lease assets	293	254
Intangible assets, net	25,896	26,553
Deferred tax asset—tax receivable agreement	11,398	11,397
Prepaid expenses and other assets	3,807	3,563
Total assets	$192,221	$213,804
Liabilities and Equity
Accounts payable and accrued expenses	$20,564	$18,040
Accrued compensation	9,753	33,849
Borrowings under credit facility	11,732	12,600
Operating lease liabilities	35,231	36,127
Finance lease liabilities	298	259
Deferred tax and other liabilities	9,509	9,530
Total liabilities	87,087	110,405
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,658,297 and 9,650,692 issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	96	96
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,769,835 and 4,721,646 issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	47	46
Additional Paid-In Capital	51,102	51,039
Retained earnings	20,505	19,498
Total Silvercrest Asset Management Group Inc.’s equity	71,750	70,679
Non-controlling interests	33,384	32,720
Total equity	105,134	103,399
Total liabilities and equity	$192,221	$213,804

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Revenue
Management and advisory fees	$30,205	$27,388
Family office services	1,032	977
Total revenue	31,237	28,365
Expenses
Compensation and benefits	17,649	15,708
General and administrative	7,900	43
Total expenses	25,549	15,751
Income before other income (expense), net	5,688	12,614
Other income (expense), net
Other income (expense), net	7	7
Interest income	2	6
Interest expense	(105)	(191)
Total other income (expense), net	(96)	(178)
Income before provision for income taxes	5,592	12,436
Provision for income taxes	1,257	2,746
Net income	4,335	9,690
Less: net income attributable to non-controlling interests	(1,783)	(4,158)
Net income attributable to Silvercrest	$2,552	$5,532
Net income per share:
Basic	$0.26	$0.59
Diluted	$0.26	$0.59
Weighted average shares outstanding:
Basic	9,651,765	9,391,367
Diluted	9,660,007	9,396,072

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2020	9,330	$93	5,031	$49	$49,246	$15,648	$65,036	$32,771	$97,807
Distributions to partners	—	—	—	—	—	—	—	(2,226)	(2,226)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	300	300
Equity-based compensation	—	—	—	—	9	—	9	100	109
Net Income	—	—	—	—	—	5,532	5,532	4,158	9,690
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(364)	—	(364)	—	(364)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	176	2	(176)	(2)	1,149	—	1,149	(1,149)	—
Dividends paid on Class A common stock - $0.15 per share	—	—	—	—	—	(1,520)	(1,520)	—	(1,520)
March 31, 2020	9,506	$95	4,855	$47	$50,040	$19,660	$69,842	$33,952	$103,794

January 1, 2021	9,651	96	4,722	46	$51,039	$19,498	$70,679	$32,720	$103,399
Distributions to partners	—	—	—	—	—	—	—	(1,758)	(1,758)
Issuance of notes receivable from partners	—	—	—	—	—	—	—	(475)	(475)
Issuance of Class B shares	—	—	56	1	—	—	1	475	476
Repayment of notes receivable from partners	—	—	—	—	—	—	—	228	228
Equity-based compensation	—	—	—	—	—	—	—	469	469
Net Income	—	—	—	—	—	2,552	2,552	1,783	4,335
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	7	—	7	—	7
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	(2)	(2)
Share conversion	8	—	(8)	—	56	—	56	(56)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	(1,545)	(1,545)	—	(1,545)
March 31, 2021	9,658	$96	4,770	$47	$51,102	$20,505	$71,750	$33,384	$105,134

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$4,335	$9,690
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	469	108
Depreciation and amortization	968	1,007
Deferred income taxes	(12)	2,306
Non-cash interest on notes receivable from partners	(2)	(2)
Interest on notes payable	32	—
Non-cash lease expense	814	323
Distributions received from investment funds	861	1,004
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(458)	1,803
Prepaid expenses and other assets	(652)	(732)
Accounts payable and accrued expenses	3,045	(6,354)
Accrued compensation	(24,096)	(23,910)
Operating lease liabilities	(896)	(400)
Deferred and other liabilities	(2)	40
Net cash used in operating activities	(15,594)	(15,117)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(142)	$(173)
Net cash used in investing activities	(142)	(173)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$(114)	$(413)
Repayments of notes payable	(900)	(900)
Principal payments on financing leases	(30)	(30)
Distributions to partners	(1,758)	(2,226)
Dividends paid on Class A common stock	(1,544)	(1,520)
Payments from partners on notes receivable	228	300
Net cash used in financing activities	(4,118)	(4,789)
Net decrease in cash and cash equivalents	(19,854)	(20,079)
Cash and cash equivalents, beginning of period	62,498	52,832
Cash and cash equivalents, end of period	$42,644	$32,753

	Three months ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,273	$940
Interest	64	183
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$21	$602
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	475	—
Assets acquired under finance lease	86	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021 and December 31, 2020 and for the Three Months ended March 31, 2021 and 2020

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,658,297 Class A units or approximately 66.9% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of March 31, 2021, this liability is estimated to be $9,441 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

The TRA was effective upon the consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless Silvercrest exercises its right to terminate the TRA for an amount based on an agreed upon value of the payments remaining to be made under the agreement. The TRA will automatically terminate with respect to Silvercrest’s obligations to an SLP partner if such SLP partner (i) is terminated for cause, (ii) breaches his or her non-solicitation covenants with Silvercrest or any of its subsidiaries or (iii) voluntarily resigns or retires and competes with Silvercrest or any of its subsidiaries in the 12-month period following resignation of employment or retirement, and no further payments will be made to such partner under the TRA.

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

In addition, the TRA provides that upon certain mergers, asset sales, other forms of business combinations, or other changes of control, Silvercrest’s (or its successors’) obligations with respect to exchanged or acquired Silvercrest Class B units, whether exchanged or acquired before or after such transaction, would be based on certain assumptions, including that Silvercrest would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA.

Decisions made by the continuing SLP Partners in the course of running Silvercrest’s business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling principal under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of a principal to receive payments under the TRA.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2020 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 and 2020 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those Silvercrest Funds over which the general partner or equivalent is presumed to have control, e.g. by virtue of the limited partners not being able to remove the general partner. The initial step in determining whether a fund for which SLP is the general partner is required to be consolidated is assessing whether the fund is a variable interest entity (“VIE”) or a voting interest entity (“VoIE”).

SLP then considers whether the fund is a VoIE in which the unaffiliated limited partners have substantive “kick-out” rights that provide the ability to dissolve (liquidate) the limited partnership or otherwise remove the general partner without cause. SLP considers the “kick-out” rights to be substantive if the general partner for the fund can be removed by the vote of a simple majority of the unaffiliated limited partners and there are no significant barriers to the unaffiliated limited partners’ ability to exercise these rights in that among other things, (1) there are no conditions or timing limits on when the rights can be exercised, (2) there are no financial or operational barriers associated with replacing the general partner, (3) there are a number of qualified replacement investment advisors that would accept appointment at the same fee level, (4) each fund’s documents provide for the ability to call and conduct a vote, and (5) the information necessary to exercise the kick-out rights and related vote are available from the fund and its administrator.

If the fund is a VIE, SLP then determines whether it has a variable interest in the fund, and if so, whether SLP is the primary beneficiary.  In determining whether SLP is the primary beneficiary, SLP evaluates its control rights as well as economic interests in the entity held either directly or indirectly by SLP. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that SLP is not the primary beneficiary, a quantitative analysis may also be performed. Amendments to the governing documents of the respective Silvercrest Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, SLP assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

During the three months ended March 31, 2021 and 2020, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2021, Silvercrest holds approximately 66.9% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

Segment Reporting

The Company views its operations as comprising one operating segment, the investment management industry. Each of the Company’s acquired businesses has similar economic characteristics and has been, or is in the process of becoming, fully integrated. Furthermore, our chief operating decision maker, who is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues, expenses and other income reported in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates and assumptions made by management include the fair value of acquired assets and liabilities, determination of equity-based compensation, accounting for income taxes, determination of the useful lives of long-lived assets, and other matters that affect the Condensed Consolidated Financial Statements and related disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of 90 days or less when purchased to be cash equivalents.

Equity Method Investments

The Company accounts for investment activities related to entities over which the Company exercises significant influence but do not meet the requirements for consolidation, using the equity method of accounting, whereby the Company records its share of the underlying income or losses of these entities. Intercompany profit arising from transactions with affiliates is eliminated to the extent of its beneficial interest. Equity in losses of equity method investments is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist.

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2021 and December 31, 2020. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2021 or 2020.

Receivables and Due from Silvercrest Funds

Receivables consist primarily of amounts for management and advisory fees, performance fees, and allocations and family office service fees due from clients and are stated as net realizable value. The Company maintains an allowance for doubtful receivables based on estimates of expected losses and specific identification of uncollectible accounts. The Company charges actual losses to the allowance when incurred.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2020 and 2019 and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2021 and December 31, 2020. No goodwill impairment charges were recorded during the three months ended March 31, 2021 and 2020.

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

Identifiable finite-lived intangible assets are amortized over their estimated useful lives ranging from 3 to 20 years. The method of amortization is based on the pattern over which the economic benefits and generally expected undiscounted cash flows of the intangible asset are consumed. Intangible assets for which no pattern can be reliably determined are amortized using the straight-line method. Intangible assets consist primarily of the contractual right to future management and advisory fees and performance fees and allocations from customer contracts or relationships.

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

Class A Common Stock

The Company’s Class A stockholders are entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders. Class A stockholders are also entitled to receive dividends, when and if declared by the Company’s board of directors, out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Dividends consisting of shares of Class A common stock may be paid only as follows: (i) shares of Class A common stock may be paid only to holders of shares of Class A common stock and (ii) shares of Class A common stock will be paid proportionately with respect to each outstanding share of the Company’s Class A common stock. Upon the Company’s liquidation, dissolution or winding-up, or the sale of all, or substantially all, of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to holders of preferred stock having a liquidation preference, if any, the Class A stockholders will be entitled to share ratably in the Company’s remaining assets available for distribution to Class A stockholders. Class B units of SLP held by principals will be exchangeable for shares of the Company’s Class A common stock, on a one-for-one basis, subject to customary adjustments for share splits, dividends and reclassifications.

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

The majority of management and advisory fees that the Company earns on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance and (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% of the next $50 million and 0.24% on the balance.  The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01% but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s clients pay a blended fee rate since they are invested in multiple strategies.

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

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, “Accounting for Credit Losses” which amends the Board’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This amendment became effective for the Company on January 1, 2020. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In addition, the Purchase Agreement provides for up to an additional $26,209 to be paid 80% in cash with certain Principals of Cortina receiving the remaining 20% in the form of Class B Units of SLP in potential earn-out payments over the next four years.  SAMG LLC determined that the preliminary fair value of contingent consideration pursuant to the terms of the Purchase Agreement whereby the sellers of Cortina are potentially entitled to two retention payments and one growth payment contingent upon the achievement of various revenue targets is $13,800.  The estimated fair value of contingent consideration is recognized at the date of acquisition and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency.  Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations.  The income approach was used to determine the fair value of these payments, by estimating a range of likely expected outcomes and payouts given these outcomes.  The potential payouts were estimated using a Monte Carlo simulation and discounted back to their present values using a risk-free discount rate adjusted to account for SAMG LLC’s credit or counterparty risk to arrive at the present value of the contingent consideration payments.  The discount rate for the contingent consideration payments was based on the revenue cost of capital for Cortina’s revenue.

The first retention payment, due if revenue for the 12-month period from July 1, 2020 to June 30, 2021 is greater than or equal to 95% of the acquired revenue of $13,027, which represents Cortina’s annual revenue run-rate as of closing (“Acquired Revenue”), is equal to $3,370.  If revenue for the period is equal to 75% or less of the Acquired Revenue, there is no first retention payment, and if revenue for the period is between 75% and 95%, the first retention payment will be determined using linear interpolation between $0 and $3,370.

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

A fair value adjustment to contingent purchase price consideration of $2,300 and ($6,000) was recorded during the three months ended March 31, 2021 and 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarters then ended.  SAMG LLC has a liability of $17,400 and $15,100 as of March 31, 2021 and December 31, 2020, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

During the three months ended March 31, 2020, the Company incurred $72 in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Condensed Consolidated Statement of Operations.

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

Pursuant to the terms of the Asset Purchase Agreement, SAMG LLC acquired substantially all of the business and assets of the Seller, a provider of investment management and advisory services, including goodwill and the benefit of the amortization of goodwill related to such assets. In consideration of the purchased assets and goodwill, SAMG LLC paid to the Seller and the Principals of Neosho an aggregate purchase price consisting of (1) a cash payment of $399 (net of cash acquired) and (2) Class B units of SLP issued to the Principals of Neosho with a value equal to $20 and an equal number of shares of Class B common stock of the Company, having voting rights but no economic interest. The Company determined that the acquisition-date fair value of the contingent consideration was $1,686, based on the likelihood that the financial and performance targets described in the Asset Purchase Agreement will be achieved.  SAMG LLC will make a payment of $300 to the Principals of Neosho on the first anniversary of the closing date.  SAMG LLC will make earnout payments to the Principals of Neosho as soon as practicable following December 31, 2020, 2021, 2022 and 2023, in an amount equal to the greater of (i) $100 and (ii) the product obtained by multiplying (x) 50% by (y) the revenue of Neosho as of such payment date less the revenue of Neosho as of the immediately preceding payment date for the prior year. Earnout payments will be paid 75% in cash and 25% in equity. The estimated fair value of contingent consideration is recognized at the date of acquisition and adjusted for changes in facts and circumstances until the ultimate resolution of the contingency. Changes in the fair value of contingent consideration are reflected as a component of general and administrative expenses in the Condensed Consolidated Statements of Operations. The fair value of the contingent consideration was based on discounted cash flow models using projected revenue for each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital for the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor or cap associated the contingent payments.

The Company has a liability of $1,028 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020, for contingent consideration.  During the three months ended March 31, 2021 and 2020, the Company made contingent purchase price payments to Neosho of $0 and $300, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $53 and $914 as of March 31, 2021 and December 31, 2020, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2021 and December 31, 2020, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2020 and the three months ended March 31, 2021:

Balance at January 1, 2020	$15,921
Additions to estimated contingent consideration	—
Payments of contingent consideration	(741)
Non-cash changes in fair value of estimated contingent consideration	1,222
Balance at December 31, 2020	16,402
Additions to estimated contingent consideration	—
Payments of contingent consideration	(114)
Non-cash changes in fair value of estimated contingent consideration	2,300
Balance at March 31, 2021	$18,588

Estimated contingent consideration is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition.  Payments of contingent consideration are included in earn-outs paid related to acquisitions in financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Inputs used in the fair value measurement of estimated contingent consideration at March 31, 2021 and December 31, 2020 are summarized below:

Monte Carlo Simulation Model	March 31, 2021	December 31, 2020	Fair Value Hierarchy
Fair Value	$18,588	$16,402	Level 3
Forecasted growth rate	17.2%	16.4%
Discount rate	11.9%	11.7%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At March 31, 2021 and December 31, 2020, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$42,644	$42,644	$62,498	$62,498	Level 1	(1)
Investments	$53	$53	$914	$914	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$11,700	$11,700	$12,600	$12,600	Level 2	(3)

(1)	Includes $1,880 and $1,398 of cash equivalents at March 31, 2021 and December 31, 2020, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Management and advisory fees receivable	$3,329	$3,780
Unbilled receivables	5,706	5,107
Other receivables	2	2
Receivables	9,037	8,889
Allowance for doubtful receivables	(448)	(548)
Receivables, net	$8,589	$8,341

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Leasehold improvements	$7,937	$7,936
Furniture and equipment	7,414	7,275
Artwork	504	502
Total cost	15,855	15,713
Accumulated depreciation and amortization	(10,471)	(10,190)
Furniture, equipment and leasehold improvements, net	$5,384	$5,523

Depreciation expense for the three months ended March 31, 2021 and 2020 was $281 and $273, respectively.

During the three months ended March 31, 2021, the Company wrote off leased assets of $82, with accumulated depreciation of $64.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2021 and December 31, 2020:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2021	$44,060	$2,461	$46,521
Balance, March 31, 2021	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2021	(17,507)	(2,461)	(19,968)
Amortization expense	(657)	—	(657)
Balance, March 31, 2021	(18,164)	(2,461)	(20,625)
Net book value	$25,896	$—	$25,896
Cost
Balance, January 1, 2020	$44,060	$2,467	$46,527
Disposal	—	(6)	(6)
Balance, December 31, 2020	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2020	(14,833)	(2,408)	(17,241)
Amortization expense	(2,674)	(59)	(2,733)
Disposal	—	6	6
Balance, December 31, 2020	(17,507)	(2,461)	(19,968)
Net Book Value	$26,553	$—	$26,553

Amortization expense related to intangible assets was $657 and $703 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2020, the Company wrote off other intangible assets related to a non-compete agreement with one of the principals of Jamison which was no longer in effect at March 31, 2020 with a cost of $6 and the related accumulated amortization of $5.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2021 (remainder of)	$1,972
2022	2,575
2023	2,416
2024	2,289
2025	2,193
Thereafter	14,451
Total	$25,896

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company did not have any outstanding borrowings under the revolving credit facility.  As of March 31, 2021 and December 31, 2020, the Company had $11,700 and $12,600, respectively, outstanding under the term loan.  Accrued but unpaid interest was $32 and $0 as of March 31, 2021 and December 31, 2020, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2021 and 2020 was $102 and $189, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2021 and 2020 amounted to $1,608 and $1,595, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2021 and 2020 of $38 and $38, respectively. Therefore, for the three months ended March 31, 2021 and 2020, net rent expense amounted to $1,570 and $1,557, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2021 and December 31, 2020.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In connection with the acquisition of Jamison Eaton & Wood, Inc. (the “Jamison Acquisition”), the Company assumed lease agreements for office space in Bedminster and Princeton, NJ.  The Bedminster lease, as extended, expires on March 31, 2022.  Monthly rent expense on the Bedminster lease is $11.  The Bedminster lease is subject to escalation clauses and provides for a rent-fee period of four months.  The Princeton lease, as extended, expired on April 30, 2016.

In December 2015, the Company extended its lease related to its New York City office space.  The amended lease commenced on October 1, 2017 and expires on September 30, 2028.  The lease is subject to escalation clauses and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080.  Monthly rent under this extension is $446.

In January 2016, the Company entered into a lease agreement for office space in Princeton, NJ.  The lease commenced April 23, 2016 and expires on August 31, 2022.  This lease replaces the Princeton lease discussed above that expired on April 30, 2016.  Monthly rent expense on this lease is $6.  The lease is subject to escalation clauses and provides for a rent-free period of five months.

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

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating Lease Cost	$1,542	$1,523
Finance Lease Cost:
Amortization of ROU assets	30	31
Interest on lease liabilities	3	2
Total	$33	$33

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2021	$4,877	$(145)	$4,732
2022	6,377	(35)	6,342
2023	5,928	(6)	5,922
2024	6,008	—	6,008
2025	5,933	—	5,933
Thereafter	16,134	—	16,134
Total	$45,257	$(186)	$45,071
Weighted-average remaining lease term – operating leases (months)			86.8
Weighted-average discount rate			4.3%

The Company has finance leases for the following office equipment: (i) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continues through February 28, 2021, (ii) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continue through February 28, 2022, (iii) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continue through May 31, 2022, (iv) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continue through November 30, 2021, (v)  a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continue through July 31, 2022, (vi) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and continue through April 30, 2025, (vii) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and continue through May 31, 2023, (viii) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023, (ix) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023 and (x) a five year lease agreement for four copiers totaling $86 with minimum monthly lease payments of $2, which began on February 1, 2021 and continue through January 31, 2026.  The aggregate principal balance of finance leases was $297 and $259 as of March 31, 2021 and December 31, 2020, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Finance lease assets included in furniture and equipment	$422	$417
Less: Accumulated depreciation and amortization	(129)	(163)
	$293	$254

Depreciation expense relating to finance lease assets was $30 and $31 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company wrote off leased assets of $82, with accumulated depreciation of $64.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2021	$87
2022	91
2023	59
2024	34
2025	24
Thereafter	2
Total	$297
Weighted-average remaining lease term – finance leases (months)	38.7
Weighted-average discount rate	3.9%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $1,758 and $2,226, for the three months ended March 31, 2021 and 2020, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2021 and 2020 amounted to $27,619 and $27,245, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2021 and 2020.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended March 31, 2021 and 2020, SLP accrued partner incentive allocations of $8,004 and $7,377, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2021
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,658,297	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,769,835	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)

During 2021 and 2020 Silvercrest granted 0 and 8,242 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 8,242 remain unvested as of March 31, 2021.

(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,769,835 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 74,907 restricted stock units which will vest and settle in the form of Class B units of SLP. The 74,907 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2021, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2021		9,650,692
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2021	7,605
Class A common shares outstanding – March 31, 2021		9,658,297

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2021		4,721,646
Issuance of Class B common stock upon vesting of restricted stock units	January 2021	21,598
Issuance of Class B common stock	January 2021	34,196
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2021	(7,605)
Class B common shares outstanding – March 31, 2021		4,769,835

In January 2021, the Company issued 21,598 shares of Class B common stock upon the vesting of restricted stock units.

In January 2021, the Company issued 34,196 shares of Class B common stock to certain principals in connection with their admission to SLP.

In March 2021, the Company redeemed from certain existing partners 7,605 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement between the Company and its principals.

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

Notes receivable from partners are as follows for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning balance	$353	$645
New notes issued to partners	475	—
Repayment of notes	(228)	(300)
Interest accrued and capitalized on notes receivable	2	8
Ending balance	$602	$353

Full recourse notes receivable from partners as of March 31, 2021 and December 31, 2020 are $602 and $353, respectively. There were no limited recourse notes receivable from partners as of March 31, 2021 or December 31, 2020. There is no allowance for credit losses on notes receivable from partners as of March 31, 2021 or December 31, 2020.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2021 and 2020, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•	the domesticated Silvercrest Hedged Equity Fund, L.P. (formed in 2011 and formerly Silvercrest Hedged Equity Fund);
•	Silvercrest Hedged Equity Fund (International), Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.);
•	the domesticated Silvercrest Emerging Markets Fund, L.P. (formed in 2011 and formerly Silvercrest Emerging Markets Fund);
•	Silvercrest Market Neutral Fund (currently in liquidation);
•	Silvercrest Market Neutral Fund (International) (currently in liquidation);
•	Silvercrest Municipal Advantage Master Fund LLC;
•	Silvercrest Municipal Advantage Portfolio A LLC;
•	Silvercrest Municipal Advantage Portfolio P LLC;
•	Silvercrest Municipal Advantage Portfolio S LLC (formed in 2015);
•	the Silvercrest Jefferson Fund, L.P. (formed in 2014); and
•

the Silvercrest Jefferson Fund, Ltd. (the Company took over as investment manager in 2014, formerly known as the Jefferson Global Growth Fund, Ltd.), which invests in Silvercrest Jefferson Master Fund, L.P. (formed in 2014).

The Company also provides services to the following, which operate and invest separately as stand-alone funds:

•	the Silvercrest Global Opportunities Fund, L.P. (currently in liquidation);
•	Silvercrest Global Opportunities Fund (International), Ltd. (currently in liquidation);
•	Silvercrest Municipal Special Situations Fund LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015);
•	Silvercrest Municipal Special Situations Fund II LLC (merged into Silvercrest Municipal Advantage Portfolio S LLC in 2015);
•	Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P.);
•	Silvercrest Special Situations Fund, L.P.; and
•	Silvercrest Commodity Strategies Fund, L.P. (liquidated as of December 31, 2017).

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the three months ended March 31, 2021 and 2020, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,209 and $1,218, respectively.  As of March 31, 2021 and December 31, 2020, the Company was owed $1,228 and $1,018, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2021 and 2020, the Company earned management and advisory fees of $376 and $366, respectively, from assets managed on behalf of certain of its employees.  As of March 31, 2021 and December 31, 2020, the Company is owed approximately $9 and $10, respectively, from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2021, the Company had net deferred tax assets of $11,343, which is recorded as a deferred tax asset of $11,398 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $4 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $51 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at March 31, 2021, $18 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2020, the Company had a net deferred tax asset of $11,305, which is recorded as a net deferred tax asset of $11,397 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $37 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $55 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The current tax expense was $1,269 and $440 for the three months ended March 31, 2021 and 2020, respectively. Of the amount for the three months ended March 31, 2021, $860 relates to Silvercrest’s corporate tax expense, $408 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended March 31, 2021 and 2020 was ($12) and $2,306, respectively.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2021 and 2020 is $1,257 and $2,746, respectively.  There was no discrete tax expense for the three months ended March 31, 2021.  The discrete tax expense for the three months ended March 31, 2020 was $1,096, which represents additional tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

The current tax expense increased from the comparable period in 2020 mainly due to increased profitability and because the 2020 current tax expense was reduced by favorable timing differences related to various deferred assets recorded at SLP.

Of the total current tax expense for the three months ended March 31, 2021 and 2020, $137 and $150, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended March 31, 2021 and 2020, ($13) and $104, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended March 31, 2021 and 2020 related to non-controlling interests is $124 and $254, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2021, the Company’s U.S. federal income tax returns for the years 2017 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at March 31, 2021 and 2020.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2021, 323,830 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2016, the Company granted 3,791 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to existing Class B unit holders.  These RSUs vested and settled in the form of Class B units of SLP. Twenty-five percent of the RSUs granted vested and settled on each of the first, second, third and fourth anniversaries of the grant date.

In May 2016, the Company granted 3,000 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to certain members of the Board of Directors.  These RSUs vested and settled in the form of Class A shares of Silvercrest.  One hundred percent of the RSUs granted vested and settled on the first anniversary of the grant date.

In May 2016, the Company granted 7,582 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.19 per share to an employee.  These RSUs vested and settled in the form of Class A shares of Silvercrest.  Twenty-five percent of the RSUs granted vested and settled on each of the first, second, third and fourth anniversaries of the grant date.

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

In January 2021, the Company granted 21,598 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.89 per share to existing Class B unit holders.  These RSUs vested and settled immediately in the form of Class B shares of SLP.

For the three months ended March 31, 2021 and 2020, the Company recorded compensation expense related to such RSUs and NQOs of $469 and $108, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  As of March 31, 2021 and December 31, 2020, there was $1,173 and $1,342, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2021 and December 31, 2020, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.81 and 1.44 years, respectively.

A summary of the RSU grants by the Company as of March 31, 2021 and 2020 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2021	83,150	$10.18 – 14.54
Granted	21,598	13.89
Vested	(21,598)	(13.89)
Total granted at March 31, 2021	83,150	$10.18 – 14.54

Total granted at January 1, 2020	37,234	$13.19 – 14.54
Granted	8,242	11.83
Total granted at March 31, 2020	45,476	$11.83 – 14.54

A summary of the NQO grants by the Company as of March 31, 2021 and 2020 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2021	252,904	$10.18 – 14.54
Total granted at March 31, 2021	252,904	$10.18 – 14.54

Total granted at January 1, 2020	166,140	$13.97
Total granted at March 31, 2020	166,140	$13.97

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2021 and 2020, Silvercrest made matching contributions of $22 and $22, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2021 and 2020, the Company utilized “soft dollar” credits of $52 and $155, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2021, our assets under management increased by 4.3% from $27.8 billion to $29.0 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.”  As of March 31, 2021, Silvercrest L.P. has issued Restricted Stock Units exercisable for 74,907 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 33.1% partnership interest in Silvercrest L.P. as of March 31, 2021 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

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

The COVID-19 pandemic affected our operations in the each of the four quarters during the period April 1, 2020 through March 31, 2021 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

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

Due to the above circumstances and as described generally in this Form 10-Q, management cannot predict the full impact of the COVID-19 pandemic on the Company’s earnings and operations nor to economic conditions generally. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2021	2020
Revenue	$31,237	$28,365
Income before other income (expense), net	$5,688	$12,614
Net income	$4,335	$9,690
Net income margin	13.9%	34.2%
Net income attributable to Silvercrest	$2,552	$5,532
Adjusted EBITDA (1)	$9,656	$8,226
Adjusted EBITDA margin (2)	30.9%	29.0%
Assets under management at period end (billions)	$29.0	$20.6
Average assets under management (billions) (3)	$28.4	$22.9

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2021	2020
AUM concentrated in Discretionary Managed Accounts	$21.4	$14.4
Average AUM For Discretionary Managed Accounts	$20.8	$16.4
Discretionary Managed Accounts Revenue (in millions)	$29.0	$26.2
Percentage of management and advisory fees revenue	96.0%	95.6%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2021	2020
AUM concentrated in Private Funds	$0.5	$0.4
Average AUM For Private Funds	$0.5	$0.5
Private Funds Revenue (in millions)	$1.2	$1.2
Percentage of management and advisory fees revenue	4.0%	4.4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.44% and 0.50% for the three months ended March 31, 2021 and 2020, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2021 and 2020. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Cash compensation and benefits (1)	$17,180	$15,600
Non-cash equity-based compensation expense	469	108
Total compensation expense	$17,649	$15,708

(1)

For the three months ended March 31, 2021 and 2020, $8,004 and $7,377, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During 2021 and 2020, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2020, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2021 and 2020 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Management and advisory fees	$30,205	$27,388	$2,817	10.3%
Family office services	1,032	977	55	5.6%
Total revenue	$31,237	$28,365	$2,872	10.1%

The growth in our assets under management during the three months ended March 31, 2021 and 2020 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of January 1, 2020	$18.8	$6.3	$25.1

Gross client inflows	0.9	─	0.9
Gross client outflows	(0.7)	(0.1)	(0.8)
Net client flows	0.2	(0.1)	0.1

Market depreciation	(4.1)	(0.5)	(4.6)
As of March 31, 2020	$14.9	$5.7	$20.6 (1)

As of January 1, 2021	$20.6	$7.2	$27.8

Gross client inflows	1.3	0.1	1.4
Gross client outflows	(1.6)	─	(1.6)
Net client flows	(0.3)	0.1	(0.2)

Market appreciation/(depreciation)	1.6	(0.2)	1.4
As of March 31, 2021	$21.9	$7.1	$29.0 (1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2021

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	55.5	13.5	15.1	12.5	9.7
Russell 1000 Value Index		56.1	11.0	11.7	9.4	7.9

Small Cap Value Composite	4/1/02	82.1	11.2	13.4	10.1	11.2
Russell 2000 Value Index		97.1	11.6	13.6	8.9	8.8

Smid Cap Value Composite	10/1/05	76.2	10.4	13.9	11.0	10.5
Russell 2500 Value Index		87.5	10.9	12.2	8.7	8.4

Multi Cap Value Composite	7/1/02	63.1	11.6	13.8	11.6	10.3
Russell 3000 Value Index		58.4	11.0	11.9	9.4	8.6

Equity Income Composite	12/1/03	51.3	10.0	12.8	11.1	11.7
Russell 3000 Value Index		58.4	11.0	11.9	9.4	8.7

Focused Value Composite	9/1/04	54.9	8.4	12.2	10.6	10.8
Russell 3000 Value Index		58.4	11.0	11.9	9.4	8.5

Small Cap Opportunity Composite	7/1/04	85.4	16.3	17.5	13.0	12.2
Russell 2000 Index		94.9	14.8	16.4	11.1	9.7

Small Cap Growth Composite	7/1/04	140.9	29.1	27.5	15.9	13.4
Russell 2000 Growth Index		90.2	17.2	18.6	12.8	10.6

Smid Cap Growth Composite	1/1/06	134.9	34.8	30.3	18.3	14.2
Russell 2500 Growth Index		87.5	20.0	19.9	14.3	11.8

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

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Our total revenue increased by $2.9 million, or 10.1%, to $31.2 million for the three months ended March 31, 2021, from $28.4 million for the three months ended March 31, 2020. This increase was driven by market appreciation in discretionary assets under management, partially offset by net client outflows.

Total assets under management increased by $8.4 billion, or 40.8%, to $29.0 billion at March 31, 2021 from $20.6 billion at March 31, 2020.  Compared to the three months ended March 31, 2020, there was an increase in market depreciation of $6.0 billion and an increase of $0.5 billion in client inflows, partially offset by an increase of $0.8 billion in client outflows.  During the three months ended March 31, 2021, from December 31, 2020, there was an increase of $1.3 billion in discretionary assets under management while non-discretionary assets under management decreased by $0.1 billion.  The increase in assets under management as of March 31, 2021 as compared to December 31, 2020 was primarily due to market appreciation during the quarter ended March 31, 2021.  Sub-advised fund management revenue remained flat at $0.3 million for the three months ended March 31, 2021 as compared to the same period in the prior year.  Proprietary fund management revenue remained flat at $0.9 million for the three months ended March 31, 2021 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced an increase of 9.1% during the three months ended March 31, 2021 and fixed income assets increased by 1.5% during the same period. For the three months ended March 31, 2021, most of the increase in equity assets came from our master limited partnership, small cap value and smid cap value strategies with composite returns of 18.8%, 15.6% and 14.7%, respectively. As of March 31, 2021, the composition of our assets under management was 76% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 24% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total AUM as of January 1,	$27.8	$25.1
Discretionary AUM:
Total Discretionary AUM as of January 1,	20.6	18.8
New client accounts/assets (1)	0.2	0.2
Closed accounts (2)	(0.3)	─
Net cash inflow/(outflow) (3)	(0.2)	─
Non-discretionary to Discretionary AUM (4)		─
Market appreciation	1.6	(4.1)
Change to Discretionary AUM	1.3	(3.9)
Total Discretionary AUM at March 31,	21.9	14.9
Change to Non-Discretionary AUM (5)	(0.1)	(0.6)
Total AUM as of March 31,	$29.0	$20.6

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2021 and 2020 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Compensation and benefits (1)	$17,649	$15,708	$1,941	12.4%
General, administrative and other	7,900	43	7,857	NM
Total expenses	$25,549	$15,751	$9,798	62.2%
NM = Not Meaningful

(1)

For the three months ended March 31, 2021 and 2020, $8,004 and $7,377, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2021 and 2020. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Total expenses increased by $9.8 million, or 62.2%, to $25.6 million for the three months ended March 31, 2021 from $15.8 million for the three months ended March 31, 2020. This increase was attributable to increases in compensation and benefits expense and general, administrative and other expenses of $1.9 million and $7.9 million, respectively.

Compensation and benefits expense increased by $1.9 million, or 12.4%, to $17.7 million for the three months ended March 31, 2021 from $15.7 million for the three months ended March 31, 2020. The increase was primarily attributable to an increase in the accrual for bonuses of $1.3 million, an increase in salaries and benefits of $0.3 million primarily as a result of merit-based increases and newly hired staff, an increase in equity-based compensation expense of $0.4 million due to an increase in the number of vested and unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses increased by $7.9 million, to $7.9 million for the three months ended March 31, 2021 from $43 thousand for the three months ended March 31, 2020. This was primarily attributable to an increase in the fair value of contingent consideration related to the Cortina Acquisition of $8.3 million, an increase in occupancy and related costs of $0.1 million due to increased cleaning costs relate to the coronavirus pandemic, and an increase in professional fees of $0.1 million partially offset by a decrease in portfolio and systems expense of $0.3 million and a decrease in travel and entertainment expenses of $0.3 million as a result of the coronavirus pandemic.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2021	2020	2021 vs. 2020 ($)		2021 vs. 2020 (%)
Other income (expense), net	$7	$7	$	─	─ %
Interest income	2	6		(4)	(66.7)%
Interest expense	(105)	(191)		86	45.0%
Total other income (expense), net	$(96)	$(178)		$82	46.1%

NM – Not Meaningful

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Total other income (expense) net decreased by $82 thousand to other expense of $96 thousand for the three months ended March 31, 2021 from other expense of $178 thousand for the three months ended March 31, 2020 due to a decrease in interest expense as a result of the level of borrowings under our credit facility and a decrease in interest income due to lower balances on notes receivable as a result of scheduled repayments.

Provision for Income Taxes

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

The provision for income taxes was $1.3 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively. The change was primarily related to a reduction in the tax effect of the change in the fair value of the contingent consideration related to the Cortina Acquisition and by decreased profitability during the current period as compared to the prior year.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2021 and 2020 was 22.5% and 22.1%, respectively.

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

	Three Months Ended March 31,
	2021	2020
Reconciliation of non-GAAP financial measure:
Net income	$4,335	$9,690
GAAP Provision for income taxes	1,257	2,746
Delaware Franchise Tax	50	50
Interest expense	105	191
Interest income	(2)	(6)
Depreciation and amortization	968	1,007
Equity-based compensation	169	108
Other adjustments (A)	2,774	(5,560)
Adjusted EBITDA	$9,656	$8,226
Adjusted EBITDA Margin	30.9%	29.0%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$4,335	$9,690
GAAP Provision for income taxes	1,257	2,746
Delaware Franchise Tax	50	50
Other adjustments (A)	2,774	(5,560)
Adjusted earnings before provision for income taxes	8,416	6,926
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(2,188)	(1,801)

Adjusted net income	$6,228	$5,125

GAAP net income per share (B):
Basic and diluted	$0.26	$0.59

Adjusted earnings per share/unit (B):
Basic	$0.43	$0.36
Diluted	$0.42	$0.36

Shares/units outstanding:
Basic Class A shares outstanding	9,658	9,506
Basic Class B shares/units outstanding	4,770	4,855
Total basic shares/units outstanding	14,428	14,361

Diluted Class A shares outstanding (C)	9,666	9,516
Diluted Class B shares/units outstanding (D)	5,037	4,890
Total diluted shares/units outstanding	14,703	14,406
(A)	Other adjustments consist of the following:

	Three Months Ended March 31,
	2021	2020
Acquisition costs (a)	$311	$257
Other (b)	2,463	(5,817)
Total other adjustments	$2,774	$(5,560)

(a)

For the three months ended March 31, 2021, represents equity-based compensation expense of $300 related to restricted stock unit grants issued to two associates hired as part of the Cortina Acquisition in conjunction with their admission to Silvercrest L.P., and insurance costs of $11 related to the acquisition of Cortina.  For the three months ended March 31, 2020, represents legal and other professional fees of $73, insurance costs of $11 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $173.

(b)

For the three months ended March 31, 2021, represents a fair value adjustment to the Cortina contingent purchase price consideration of $2,300, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $115.  For the three months ended March 31, 2020, represents expenses of $18 related to office renovations, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $83, a fair value adjustment to the Cortina contingent purchase price consideration of $(6,000) and expenses related to the Coronavirus pandemic of $21.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 8,242 and 10,139 unvested restricted stock units at March 31, 2021 and 2020, respectively.
(D)	Includes 74,907 and 35,336 unvested restricted stock units and 192,162 and 0 unvested non-qualified options at March 31, 2021 and 2020, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 19, 2020, the revolving credit facility was further amended to extend the maturity date to June 19, 2021.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.  As of March 31, 2021, we had $11.7 million outstanding under the term loan.  As of March 31, 2021, there were no borrowings outstanding on the revolving credit facility.  We were in compliance with the covenants under the credit facility as of March 31, 2021.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2021 and December 31, 2020.

	As of
(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$42,644	$62,498
Accounts receivable	$8,589	$8,341
Due from Silvercrest Funds	$1,228	$1,018

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2021 and 2020. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2021	2020
Net used in operating activities	$(15,594)	$(15,117)
Net cash used in investing activities	(142)	(173)
Net cash used in financing activities	(4,118)	(4,789)
Net change in cash	$(19,854)	$(20,079)

Operating Activities

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

For the three months ended March 31, 2021 and 2020, operating activities used $15.6 million and used $15.1 million, respectively. This difference is primarily the result of a decrease in net income of $5.4 million, decreased deferred income taxes of $2.3 million, increased payouts of accrued compensation of $0.2 million, increased operating lease liabilities of $0.5 million, a decrease in distributions received from investment funds of $0.1 million and an increase in accounts receivable of $2.3 million due to timing of payments received from clients.  This was partially offset by an increase in equity-based compensation expense of $0.4 million, an increase in prepaid expenses and other assets of $0.1 million, an increase in non-cash lease expense of $0.5 million and an increase in accounts payable and accrued expenses of $9.4 million, primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition.

Investing Activities

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

For the three months ended March 31, 2021 and 2020, investing activities used $0.1 million and $0.2 million, respectively. The primary use of cash during the three months ended March 31, 2021 was for the acquisition of furniture, equipment and leasehold improvements.  The primary use of cash during the three months ended March 31, 2020 was for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.

Financing Activities

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

For the three months ended March 31, 2021 and 2020, financing activities used $4.1 million and used $4.8 million, respectively.  During the three months ended March 31, 2021 and 2020, the Company repaid $0.9 million and $0.9 million, respectively, of principal on the term loan with City National Bank.  Distributions to partners during the three months ended March 31, 2021 and 2020 were $1.8 million and $2.2 million, respectively.  During the three months ended March 31, 2021 and 2020, the Company paid dividends of $1.5 million and $1.5 million, respectively, to Class A shareholders.  During the three months ended March 31, 2021 and 2020, we made earnout payments of $0.1 million and $0.4 million, respectively.  During the three months ended March 31, 2021 and 2020, we received payments from partners on notes receivable of $0.2 million and $0.3 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2021 and December 31, 2020, $11.7 million and $12.6, respectively, was outstanding under the term loan with City National Bank.  As of March 31, 2021 and December 31, 2020, accrued but unpaid interest on the term loan with City National Bank was $32 thousand and $0, respectively.

As of March 31, 2021 and December 31, 2020, nothing was outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 4, 2021.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2021 AUM	$22.0	$5.3	$1.7	$29.0
December 31, 2020 AUM	$20.5	$4.7	$2.6	$27.8

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2021 was approximately $28.4 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.8 billion for the three months ended March 31, 2021, which would cause an annualized increase or decrease in revenues of approximately $12.5 million for the three months ended March 31, 2021, at a weighted average fee rate for the three months ended March 31, 2021 of 0.44%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2021 and 2020 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2021.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 6, 2021.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 6, 2021		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 6, 2021		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)