Form 10-Q
period 2021-09-30
Silvercrest Asset Management Group Inc.
filed 2021-11-04
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of November 1, 2021 was 9,653,214 and 4,815,460, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49
Part II	Other Information
Item 6.	Exhibits	50

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$65,930	$62,498
Investments	53	914
Receivables, net	9,386	8,341
Due from Silvercrest Funds	2,188	1,018
Furniture, equipment and leasehold improvements, net	5,272	5,523
Goodwill	63,675	63,675
Operating lease assets	26,580	30,068
Finance lease assets	276	254
Intangible assets, net	24,582	26,553
Deferred tax asset—tax receivable agreement	11,100	11,397
Prepaid expenses and other assets	3,870	3,563
Total assets	$212,912	$213,804
Liabilities and Equity
Accounts payable and accrued expenses	$18,763	$18,040
Accrued compensation	31,567	33,849
Borrowings under credit facility	9,927	12,600
Operating lease liabilities	32,896	36,127
Finance lease liabilities	283	259
Deferred tax and other liabilities	9,651	9,530
Total liabilities	103,087	110,405
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,680,411 and 9,653,214 shares issued and outstanding as of September 30, 2021, respectively; 9,650,692 shares issued and outstanding as of December 31, 2020	97	96
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,815,460 and 4,721,646 issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	47	46
Additional Paid-In Capital	51,408	51,039
Treasury stock, at cost, 27,197 and 0 shares as of September 30, 2021 and December 31, 2020, respectively	(418)	—
Retained earnings	24,363	19,498
Total Silvercrest Asset Management Group Inc.’s equity	75,497	70,679
Non-controlling interests	34,328	32,720
Total equity	109,825	103,399
Total liabilities and equity	$212,912	$213,804

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Management and advisory fees	$32,248	$26,148	$94,435	$76,554
Performance fees	86	—	86	—
Family office services	1,127	1,034	3,278	3,014
Total revenue	33,461	27,182	97,799	79,568
Expenses
Compensation and benefits	18,758	15,142	54,882	44,217
General and administrative	6,522	7,091	21,706	16,431
Total expenses	25,280	22,233	76,588	60,648
Income before other (expense) income, net	8,181	4,949	21,211	18,920
Other (expense) income, net
Other (expense) income, net	43	8	58	23
Interest income	1	2	5	12
Interest expense	(92)	(120)	(294)	(445)
Total other (expense) income, net	(48)	(110)	(231)	(410)
Income before provision for income taxes	8,133	4,839	20,980	18,510
Provision for income taxes	1,779	1,359	4,630	4,558
Net income	6,354	3,480	16,350	13,952
Less: net income attributable to non-controlling interests	(2,631)	(1,421)	(6,740)	(5,871)
Net income attributable to Silvercrest	$3,723	$2,059	$9,610	$8,081
Net income per share:
Basic	$0.38	$0.22	$0.99	$0.85
Diluted	$0.38	$0.22	$0.99	$0.85
Weighted average shares outstanding:
Basic	9,670,054	9,532,362	9,661,610	9,478,695
Diluted	9,691,103	9,540,604	9,676,639	9,488,259

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

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2021	9,651	$96	4,722	$46	$51,039	—	$—	$19,498	$70,679	$32,720	$103,399
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,758)	(1,758)
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	(475)	(475)
Issuance of Class B shares	—	—	56	1	—	—	—	—	1	475	476
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	228	228
Equity-based compensation	—	—	—	—	—	—	—	—	—	469	469
Net Income	—	—	—	—	—	—	—	2,552	2,552	1,783	4,335
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	7	—	—	—	7	—	7
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	8	—	(8)	—	56	—	—	—	56	(56)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	—	—	(1,545)	(1,545)	—	(1,545)
March 31, 2021	9,658	$96	4,770	$47	$51,102	—	$—	$20,505	$71,750	$33,384	$105,134
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,592)	(3,592)
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class B shares	—	—	2		—	—	—	—	—	25	25
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	1	1	21	—	55	—	—	—	56	237	293
Net Income	—	—	—	—	—	—	—	3,335	3,335	2,326	5,661
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	7	—	—	—	7	—	7
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	11	—	(11)	—	76	—	—	—	76	(76)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	—	—	(1,549)	(1,549)	—	(1,549)
June 30, 2021	9,670	$97	4,782	$47	$51,240	—	$—	$22,291	$73,675	$32,303	$105,978
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,471)	(1,471)
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class B shares	—	—	44	—	—	—	—	—	—	674	674
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation				—	75	—	—	—	75	269	344
Net Income	—	—	—	—	—	—	—	3,723	3,723	2,631	6,354
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	16	—	—	—	16	—	16
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	11	—	(11)	—	77	—	—	—	77	(77)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(27)	—	—	—	—	27	(418)	—	(418)	—	(418)
Dividends paid on Class A common stock - $0.17 per share	—	—	—	—	—	—		(1,651)	(1,651)	—	(1,651)
September 30, 2021	9,653	$97	4,815	$47	$51,408	27	$(418)	$24,363	$75,497	$34,328	$109,825

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$16,350	$13,952
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,107	456
Depreciation and amortization	2,942	2,995
Deferred income taxes	452	1,741
Non-cash interest on notes receivable from partners	(4)	(6)
Interest on notes payable	27	—
Non-cash lease expense	3,488	2,382
Distributions received from investment funds	861	1,765
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(2,215)	207
Prepaid expenses and other assets	(657)	73
Accounts payable and accrued expenses	4,807	(1,181)
Accrued compensation	(2,282)	(9,698)
Operating lease liabilities	(3,231)	(2,594)
Deferred and other liabilities	(2)	13
Net cash provided by operating activities	21,643	10,105
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(630)	$(453)
Net cash used in investing activities	(630)	(453)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$(3,045)	$(741)
Repayments of notes payable	(2,700)	(2,700)
Principal payments on financing leases	(88)	(81)
Distributions to partners	(6,821)	(6,521)
Dividends paid on Class A common stock	(4,737)	(4,570)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(418)	—
Payments from partners on notes receivable	228	300
Net cash used in financing activities	(17,581)	(14,313)
Net increase (decrease) in cash and cash equivalents	3,432	(4,661)
Cash and cash equivalents, beginning of period	62,498	52,832
Cash and cash equivalents, end of period	$65,930	$48,171

	Nine months ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$3,999	$2,775
Interest	240	419
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$53	$703
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	475	—
Assets acquired under finance lease		78
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Neosho	25	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Neosho, par value $0.01	—	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Cortina	674	—
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Cortina, par value $0.01	—	—
Accrued dividends	8	4

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021 and December 31, 2020 and for the Three and Nine Months ended September 30, 2021 and 2020

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries.  Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,653,214 Class A units or approximately 66.8% of the outstanding interests of Silvercrest L.P.  Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock.  The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.  As of September 30, 2021, this liability is estimated to be $9,513 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020.  All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2020 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 and 2020 or any future period.

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

During the three and nine months ended September 30, 2021 and 2020, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2021, Silvercrest holds approximately 66.8% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at September 30, 2021 and December 31, 2020. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2021 or 2020.

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

The Company has one reporting unit at September 30, 2021 and December 31, 2020. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.

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

Treasury Stock

On July 29, 2021, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $15,000,000 of the Company’s outstanding Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) one or more 10b5-1 share trading plans, to be established with one or more banks or brokers (the “Trading Plans”), (b) pursuant to accelerated share repurchase programs with one or more investment banks or other financial intermediaries (the “ASR Programs”), or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Common Stock.

As of September 30, 2021, the Company had purchased 27,197 shares of Class A common stock for an aggregate price of approximately $418.

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Company’s Equity section of the Condensed Consolidated Statement of Financial Condition. Upon any subsequent retirement or resale, the treasury stock account is reduced by the cost of such stock.

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

The first retention payment, due if revenue for the 12-month period from July 1, 2020 to June 30, 2021 is greater than or equal to 95% of the acquired revenue of $13,027, which represents Cortina’s annual revenue run-rate as of closing (“Acquired Revenue”), is equal to $3,370.  If revenue for the period is equal to 75% or less of the Acquired Revenue, there is no first retention payment, and if revenue for the period is between 75% and 95%, the first retention payment will be determined using linear interpolation between $0 and $3,370.  Cortina’s revenue for the 12-month period from July 1, 2020 to June 30, 2021 exceeded 95% of the acquired revenue of $13,027, therefore, a first retention payment of $3,370 was due as of June 30, 2021.  The first retention payment was paid on July 30, 2021 in the form of $2,696 in cash and $674 in equity.

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

A fair value adjustment to contingent purchase price consideration of $670 and $4,570 was recorded during the three and nine months ended September 30, 2021, respectively, and $1,700 and ($500) was recorded during the three and nine months ended September 30, 2020, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarters then ended.  SAMG LLC has a liability of $16,300 and $15,100 as of September 30, 2021 and December 31, 2020, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

The Company has a liability of $928 and $1,028 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020, for contingent consideration.  During the nine months ended September 30, 2021 and 2020, the Company made contingent purchase price payments to Neosho of $100 and $300, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $53 and $914 as of September 30, 2021 and December 31, 2020, respectively, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2021 and December 31, 2020, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At September 30, 2021 and December 31, 2020, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2020 and the three and nine months ended September 30, 2021:

Balance at January 1, 2020	$15,921
Additions to estimated contingent consideration	—
Payments of contingent consideration	(741)
Non-cash changes in fair value of estimated contingent consideration	1,222
Balance at December 31, 2020	16,402
Additions to estimated contingent consideration	—
Payments of contingent consideration	(114)
Non-cash changes in fair value of estimated contingent consideration	2,300
Balance at March 31, 2021	18,588
Additions to estimated contingent consideration	—
Payments of contingent consideration	(260)
Non-cash changes in fair value of estimated contingent consideration	1,600
Balance at June 30, 2021	$19,928
Additions to estimated contingent consideration	—
Payments of contingent consideration	(3,370)
Non-cash changes in fair value of estimated contingent consideration	670
Balance at September 30, 2021	$17,228

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

Inputs used in the fair value measurement of estimated contingent consideration at September 30, 2021 and December 31, 2020 are summarized below:

Monte Carlo Simulation Model	September 30, 2021	December 31, 2020	Fair Value Hierarchy
Fair Value	$17,228	$16,402	Level 3
Forecasted growth rate	16.6%	16.4%
Discount rate	10.1%	11.7%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At September 30, 2021 and December 31, 2020, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$65,930	$65,930	$62,498	$62,498	Level 1	(1)
Investments	$53	$53	$914	$914	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$9,900	$9,900	$12,600	$12,600	Level 2	(3)

(1)	Includes $1,398 and $1,398 of cash equivalents at September 30, 2021 and December 31, 2020, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Management and advisory fees receivable	$3,644	$3,780
Unbilled receivables	6,188	5,107
Other receivables	2	2
Receivables	9,834	8,889
Allowance for doubtful receivables	(448)	(548)
Receivables, net	$9,386	$8,341

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Leasehold improvements	$7,859	$7,936
Furniture and equipment	7,979	7,275
Artwork	505	502
Total cost	16,343	15,713
Accumulated depreciation and amortization	(11,071)	(10,190)
Furniture, equipment and leasehold improvements, net	$5,272	$5,523

Depreciation expense for the three months ended September 30, 2021 and 2020 was $294 and $279, respectively.  Depreciation expense for the nine months ended September 30, 2021 and 2020 was $881 and $838, respectively.

During the three and nine months ended September 30, 2021, the Company wrote off leased assets of $38 and $120, with accumulated depreciation of $31 and $95, respectively.  During the nine months ended September 30, 2020, the Company wrote off leased assets of $209, with accumulated depreciation of $180.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2021 and December 31, 2020:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2021	$44,060	$2,461	$46,521
Balance, September 30, 2021	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2021	(17,507)	(2,461)	(19,968)
Amortization expense	(1,971)	—	(1,971)
Balance, September 30, 2021	(19,478)	(2,461)	(21,939)
Net book value	$24,582	$—	$24,582
Cost
Balance, January 1, 2020	$44,060	$2,467	$46,527
Disposal	—	(6)	(6)
Balance, December 31, 2020	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2020	(14,833)	(2,408)	(17,241)
Amortization expense	(2,674)	(59)	(2,733)
Disposal	—	6	6
Balance, December 31, 2020	(17,507)	(2,461)	(19,968)
Net Book Value	$26,553	$—	$26,553

Amortization expense related to intangible assets was $657 and $664 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $1,971 and $2,069 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2020, the Company wrote off other intangible assets related to a non-compete agreement with one of the principals of Jamison which was no longer in effect at September 30, 2020 with a cost of $6 and the related accumulated amortization of $5.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2021 (remainder of)	$658
2022	2,575
2023	2,416
2024	2,289
2025	2,193
Thereafter	14,451
Total	$24,582

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 17, 2021, the revolving credit facility was further amended to extend the maturity date to June 18, 2022. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company did not have any outstanding borrowings under the revolving credit facility.  As of September 30, 2021 and December 31, 2020, the Company had $9,900 and $12,600, respectively, outstanding under the term loan.  Accrued but unpaid interest was $27 and $0 as of September 30, 2021 and December 31, 2020, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended September 30, 2021 and 2020 was $90 and $117, respectively.  Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the nine months ended September 30, 2021 and 2020 was $286 and $437, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2021 and 2020 amounted to $1,621 and $1,597, respectively. The Company received sub-lease income from sub-tenants during the three months ended September 30, 2021 and 2020 of $38 and $38, respectively. Therefore, for the three months ended September 30, 2021 and 2020, net rent expense amounted to $1,583 and $1,559, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Rent expense charged to operations for the nine months ended September 30, 2021 and 2020 amounted to $4,840 and $4,777, respectively. The Company received sub-lease income from sub-tenants during the nine months ended September 30, 2021 and 2020 of $115 and $115, respectively. Therefore, for the nine months ended September 30, 2021 and 2020, net rent expense amounted to $4,725 and $4,662, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of September 30, 2021 and December 31, 2020.  Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost	$1,531	$1,532	$4,603	$4,591
Financing Lease Cost:
Amortization of ROU assets	30	26	90	89
Interest on lease liabilities	3	3	8	7
Total	33	29	98	96

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2021	$1,627	$(146)	$1,481
2022	6,377	(35)	6,342
2023	5,928	(6)	5,922
2024	6,008	—	6,008
2025	5,933	—	5,933
Thereafter	16,134	—	16,134
Total	$42,007	$(187)	$41,820
Weighted-average remaining lease term – operating leases (months)			81.4
Weighted-average discount rate			4.3%

The Company has finance leases for the following office equipment: (i) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continued through January 31, 2021, (ii) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continue through February 28, 2022, (iii) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continue through May 31, 2022, (iv) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continue through November 30, 2021, (v) a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continue through July 31, 2022, (vi) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and continue through April 30, 2025, (vii) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and continue through May 31, 2023, (viii) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023, (ix) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continue through August 19, 2023, (x) a five year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continue through January 31, 2026 and (xi) a three year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continue through June 30, 2024.  The aggregate principal balance of finance leases was $283 and $259 as of September 30, 2021 and December 31, 2020, respectively.

The assets relating to finance leases that are included in equipment as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Finance lease assets included in furniture and equipment	$434	$417
Less: Accumulated depreciation and amortization	(158)	(163)
	$276	$254

Depreciation expense relating to finance lease assets was $30 and $26 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense relating to finance lease assets was $90 and $88 for the nine months ended September 30, 2021 and 2020, respectively.

During the three and nine months ended September 30, 2021, the Company wrote off leased assets of $38 and $120, respectively, with accumulated depreciation of $31 and $95, respectively. During the nine months ended September 30, 2020, the Company wrote off leased assets of $209, with accumulated depreciation of $180.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2021	$37
2022	108
2023	76
2024	43
2025	24
Thereafter	2
Total	$290
Weighted-average remaining lease term – finance leases (months)	35.1
Weighted-average discount rate	3.5%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement.  Partnership distributions totaled $1,471 and $1,497, for the three months ended September 30, 2021 and 2020, respectively. Partnership distributions totaled $6,821 and $6,521, for the nine months ended September 30, 2021 and 2020, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2021 and 2020 amounted to $27,819 and $27,236, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2021 and 2020.  The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.  During the three months ended September 30, 2021 and 2020, SLP accrued partner incentive allocations of $9,196 and $7,121, respectively. During the nine months ended September 30, 2021 and 2020, SLP accrued partner incentive allocations of $26,210 and $20,055, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2021
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,653,214	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,815,460	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)	Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)

During 2021 and 2020 Silvercrest granted 13,462 and 8,242 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 21,704 remain unvested as of September 30, 2021.

(3)	Each share of Class B common stock is entitled to one vote per share.
(4)

Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,815,460 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 170,854 restricted stock units which will vest and settle in the form of Class B units of SLP. The 170,854 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three and nine months ended September 30, 2021, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2021		9,650,692
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2021	7,605
Issuance of Class A common stock upon vesting of restricted stock units	May 2021	856
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2021	4,743
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2021	5,864
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2021	10,651
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	September 2021	(27,197)
Class A common shares outstanding – September 30, 2021		9,653,214

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2021		4,721,646
Issuance of Class B common stock upon vesting of restricted stock units	January 2021	21,598
Issuance of Class B common stock	January 2021	34,196
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2021	(7,605)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2021	(4,743)
Issuance of Class B common stock upon vesting of restricted stock units	May 2021	20,876
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2021	(5,864)
Issuance of Class B common stock in connection with the Neosho Acquisition	June 2021	1,740
Issuance of Class B common stock in connection with the Cortina Acquisition	July 2021	44,267
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2021	(10,651)
Class B common shares outstanding – September 30, 2021		4,815,460

In January 2021, the Company issued 21,598 shares of Class B common stock upon the vesting of restricted stock units.

In January 2021, the Company issued 34,196 shares of Class B common stock to certain principals in connection with their admission to SLP.

In March 2021, the Company redeemed 7,605 shares of Class B common stock from certain existing partners, in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

In July 2021, in connection with the Cortina Acquisition, the Company issued 44,267 shares of Class B common stock.

In August 2021, the Company redeemed from certain existing partners 10,651 shares of Class B common stock in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

On July 29, 2021, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $15,000 of the Company’s outstanding Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) one or more 10b5-1 share trading plans, to be established with one or more banks or brokers (the “Trading Plans”), (b) pursuant to accelerated share repurchase programs with one or more investment banks or other financial intermediaries (the “ASR Programs”), or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Common Stock.

As of September 30, 2021, the Company had purchased 27,197 shares of Class A common stock for an aggregate price of approximately $418.

Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Company’s Equity section of the Condensed Consolidated Statement of Financial Condition. Upon any subsequent retirement or resale, the treasury stock account is reduced by the cost of such stock.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30, 2021	December 31, 2020
Beginning balance	$353	$645
New notes issued to partners	475	—
Repayment of notes	(228)	(300)
Interest accrued and capitalized on notes receivable	4	8
Ending balance	$604	$353

Full recourse notes receivable from partners as of September 30, 2021 and December 31, 2020 are $604 and $353, respectively. There were no limited recourse notes receivable from partners as of September 30, 2021 or December 31, 2020. There is no allowance for credit losses on notes receivable from partners as of September 30, 2021 or December 31, 2020.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2021 and 2020, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2021 and 2020, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,090 and $1,165, respectively.  For the nine months ended September 30, 2021 and 2020, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $3,539 and $3,485, respectively. As of September 30, 2021 and December 31, 2020, the Company was owed $2,188 and $1,018, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2021 and 2020, the Company earned management and advisory fees of $463 and $330, respectively, from assets managed on behalf of certain of its employees.  For the nine months ended September 30, 2021 and 2020, the Company earned management and advisory fees of $1,254 and $995, respectively, from assets managed on behalf of certain of its employees. As of September 30, 2021 and December 31, 2020, the Company is owed approximately $90 and $10, respectively, from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2021, the Company had net deferred tax assets of $10,976, which is recorded as a deferred tax asset of $11,100 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax asset of $82 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $42 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.  Of the total net deferred taxes at September 30, 2021, $42 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The current tax expense was $1,401 and $1,576 for the three months ended September 30, 2021 and 2020, respectively. Of the amount for the three months ended September 30, 2021, $945 relates to Silvercrest’s corporate tax expense, $455 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense.  The deferred tax expense for the three months ended September 30, 2021 and 2020 was $378 and ($217), respectively.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2021 and 2020 is $1,779 and $1,359, respectively.  The discrete tax expense for the three months ended September 30, 2021 and 2020 was ($107) and ($99), respectively.  For both 2021 and 2020, the discrete tax expense represents a reduction to tax expense associated with an unfavorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

The current tax expense was $4,178 and $2,817 for the nine months ended September 30, 2021 and 2020, respectively. Of the amount for the nine months ended September 30, 2021, $2,836 relates to Silvercrest’s corporate tax expense, $1,340 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense.  The deferred tax expense for the nine months ended September 30, 2021 and 2020 was $452 and $1,741, respectively.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2021 and 2020 is $4,630 and $4,558, respectively.  The discrete tax expense for the nine months ended September 30, 2021 and 2020 was ($866) and $197, respectively.  For 2021, this represents a reduction to tax expense associated with an unfavorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition. For 2020, this represents additional tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

The current tax expense increased from the comparable period in 2020 mainly due to increased profitability.

Of the total current tax expense for the three months ended September 30, 2021 and 2020, $155 and $212, respectively, relates to non-controlling interests.  Of the deferred tax expense for the three months ended September 30, 2021 and 2020, $30 and ($56), respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the three months ended September 30, 2021 and 2020 related to non-controlling interests is $185 and $156, respectively.

Of the total current tax expense for the nine months ended September 30, 2021 and 2020, $452 and $490, respectively, relates to non-controlling interests.  Of the deferred tax expense for the nine months ended September 30, 2021 and 2020, $10 and $12, respectively, relates to non-controlling interests.  When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2021 and 2020 related to non-controlling interests is $462 and $502, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2021, the Company’s U.S. federal income tax returns for the years 2017 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Furthermore, the Company does not have any material uncertain tax positions at September 30, 2021 and 2020.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of September 30, 2021, 192,689 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In August 2021, the Company granted 1,827 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.96 per share to an existing Class B unit holder.  These RSUs will vest and settle in the form of Class B shares of SLP.  The RSUs vest and settle on the third anniversary of the grant date.

For the three months ended September 30, 2021 and 2020, the Company recorded compensation expense related to such RSUs and NQOs of $344 and $192, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended.  For the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to such RSUs and NQOs of $1,107 and $456, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of September 30, 2021 and December 31, 2020, there was $2,356 and $1,342, respectively, of unrecognized compensation expense related to unvested awards. As of September 30, 2021 and December 31, 2020, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.82 and 1.44 years, respectively.

A summary of the RSU grants by the Company as of September 30, 2021 and 2020 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2021	83,150	$10.18 – 14.54
Granted	152,739	13.89 – 15.96
Vested	(43,330)	10.18 – 14.61
Total granted at September 30, 2021	192,559	$10.18 – 15.96

Total granted at January 1, 2020	37,234	$13.19 – 14.54
Granted	57,358	10.18 – 11.83
Vested	(11,443)	13.19 – 14.54
Total granted at September 30, 2020	83,149	$10.18 – 14.54

A summary of the NQO grants by the Company as of September 30, 2021 and 2020 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2021	252,904	$10.18 – 14.54
Total granted at September 30, 2021	252,904	$10.18 – 14.54

Total granted at January 1, 2020	166,140	$13.19 – 14.54
Granted	86,764	10.18
Total granted at September 30, 2020	252,904	$10.18 – 14.54

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2021 and 2020, Silvercrest made matching contributions of $22 and $22, respectively, for the benefit of employees. For the nine months ended September 30, 2021 and 2020, Silvercrest made matching contributions of $65 and $66, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2021 and 2020, the Company utilized “soft dollar” credits of $238 and $263, respectively. For the nine months ended September 30, 2021 and 2020, the Company utilized “soft dollar” credits of $398 and $690, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2021, our assets under management remained flat at $31.0 billion. During the nine months ended September 30, 2021, our assets under management increased by 11.5% from $27.8 billion to $31.0 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.”  As of September 30, 2021, Silvercrest L.P. has issued Restricted Stock Units exercisable for 170,854 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 33.2% partnership interest in Silvercrest L.P. as of September 30, 2021 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

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

The COVID-19 pandemic affected our operations in the each of the five quarters during the period April 1, 2020 through September 30, 2021 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

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

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2021	2020	2021	2020
Revenue	$33,461	$27,182	$97,799	$79,568
Income before other income (expense), net	$8,181	$4,949	$21,211	$18,920
Net income	$6,354	$3,480	$16,350	$13,952
Net income margin	19.0%	12.8%	16.7%	17.5%
Net income attributable to Silvercrest	$3,723	$2,059	$9,610	$8,081
Adjusted EBITDA (1)	$10,345	$8,119	$30,430	$22,999
Adjusted EBITDA margin (2)	30.9%	29.9%	31.1%	28.9%
Assets under management at period end (billions)	$31.0	$24.4	$31.0	$24.4
Average assets under management (billions) (3)	$31.0	$24.1	$29.4	$24.8

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

Discretionary Managed Accounts

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2021	2020	2021	2020
AUM concentrated in Discretionary Managed Accounts	$22.0	$17.5	$22.0	$17.5
Average AUM For Discretionary Managed Accounts	$22.2	$17.2	$21.1	$17.9
Discretionary Managed Accounts Revenue (in millions)	$31.2	$25.0	$90.9	$73.1
Percentage of management and advisory fees revenue	97%	95%	96%	95%

Private Funds

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(in billions)	2021	2020	2021	2020
AUM concentrated in Private Funds	$0.5	$0.4	$0.5	$0.4
Average AUM For Private Funds	$0.5	$0.4	$0.5	$0.5
Private Funds Revenue (in millions)	$1.1	$1.2	$3.5	$3.5
Percentage of management and advisory fees revenue	3%	5%	4%	5%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.43% and 0.45% for the three months ended September 30, 2021 and 2020, respectively.  Our average annual management fee was 0.44% and 0.43% for the nine months ended September 30, 2021 and 2020, respectively.  Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and nine months ended September 30, 2021 and 2020. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash compensation and benefits (1)	$18,414	$14,950	$53,775	$43,761
Non-cash equity-based compensation expense	344	192	1,107	456
Total compensation expense	$18,758	$15,142	$54,882	$44,217

(1)

For the three months ended September 30, 2021 and 2020, $9,196 and $7,121, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, $26,210 and $20,055, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During 2021 and 2020, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders.  During 2021 and 2020, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder.  Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2021 and 2020 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Management and advisory fees	$32,248	$26,148	$6,100	23.3%
Performance fees	86	—	86	100.0%
Family office services	1,127	1,034	93	9.0%
Total revenue	$33,461	$27,182	$6,279	23.1%

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Management and advisory fees	$94,435	$76,554	$17,881	23.4%
Performance fees	86	—	86	100.0%
Family office services	3,278	3,014	264	8.8%
Total revenue	$97,799	$79,568	$18,231	22.9%

The growth in our assets under management during the three and nine months ended September 30, 2021 and 2020 is described below:

	Assets Under Management
		Non-
(in billions)	Discretionary	Discretionary	Total
As of June 30, 2020	$17.3	$6.5	$23.8

Gross client inflows	0.8	0.1	0.9
Gross client outflows	(0.9)	(0.1)	(1.0)
Net client flows	(0.1)	—	(0.1)

Market appreciation	0.7	—	0.7
As of September 30, 2020	$17.9	$6.5	$24.4 (1)

As of June 30, 2021	$22.9	$8.1	$31.0

Gross client inflows	1.1	0.1	1.2
Gross client outflows	(1.3)	(0.1)	(1.4)
Net client flows	(0.2)	—	(0.2)

Market (depreciation)/appreciation	(0.2)	0.4	0.2
As of September 30, 2021	$22.5	$8.5	$31.0 (1)

As of January 1, 2020	$18.8	$6.3	$25.1

Gross client inflows	2.6	0.3	2.9
Gross client outflows	(2.4)	(0.2)	(2.6)
Net client flows	0.2	0.1	0.3

Market (depreciation)/appreciation	(1.1)	0.1	(1.0)
As of September 30, 2020	$17.9	$6.5	$24.4 (1)

As of January 1, 2021	$20.6	$7.2	$27.8

Gross client inflows	3.6	0.4	4.0
Gross client outflows	(4.2)	(0.4)	(4.6)
Net client flows	(0.6)	—	(0.6)

Market appreciation	2.5	1.3	3.8
As of September 30, 2021	$22.5	$8.5	$31.0 (1)
(1)	Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2021

	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	31.5	12.7	14.9	13.2	9.9
Russell 1000 Value Index		35.0	10.1	10.9	9.3	7.9

Small Cap Value Composite	4/1/02	51.1	8.6	10.7	11.1	11.0
Russell 2000 Value Index		63.9	8.6	11.0	10.2	8.7

Smid Cap Value Composite	10/1/05	49.3	9.0	12.1	12.1	10.5
Russell 2500 Value Index		54.4	8.9	10.5	9.5	8.3

Multi Cap Value Composite	7/1/02	36.6	11.6	13.5	12.3	10.4
Russell 3000 Value Index		36.6	9.9	10.9	9.4	8.6

Equity Income Composite	12/1/03	31.6	8.4	11.5	11.3	11.7
Russell 3000 Value Index		36.6	9.9	10.9	9.4	8.7

Focused Value Composite	9/1/04	28.8	7.8	10.7	10.7	10.8
Russell 3000 Value Index		36.6	9.9	10.9	9.4	8.5

Small Cap Opportunity Composite	7/1/04	48.1	12.4	16.4	14.9	12.3
Russell 2000 Index		47.7	10.5	13.5	11.9	9.4

Small Cap Growth Composite	7/1/04	60.8	21.7	24.1	19.4	13.3
Russell 2000 Growth Index		33.3	11.7	15.3	13.2	10.2

Smid Cap Growth Composite	1/1/06	50.3	28.6	27.5	20.5	14.1
Russell 2500 Growth Index		32.0	16.0	18.2	14.9	11.5

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

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Our total revenue increased by $6.3 million, or 23.1%, to $33.5 million for the three months ended September 30, 2021, from $27.2 million for the three months ended September 30, 2020. This increase was driven by market appreciation in discretionary assets under management, partially offset by net client outflows.

Total assets under management increased by $6.6 billion, or 27.0%, to $31.0 billion at September 30, 2021 from $24.4 billion at September 30, 2020.  Compared to the three months ended September 30, 2020, there was an increase of $0.3 billion in client inflows, partially offset by a decrease in market appreciation of $0.5 billion and an increase of $0.4 billion in client outflows.  During the three months ended September 30, 2021, from June 30, 2021, there was a decrease of $0.4 billion in discretionary assets under management and an increase of $0.4 billion in non-discretionary assets under management.  The increase in assets under management as of September 30, 2021 as compared to June 30, 2021 was primarily due to market appreciation during the quarter ended September 30, 2021, partially offset by net client outflows.  Sub-advised fund management revenue decreased by $0.2 million for the three months ended September 30, 2021 as compared to the same period in the prior year.  Proprietary fund management revenue increased by $0.1 million for the three months ended September 30, 2021 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced a decrease of 2.6% during the three months ended September 30, 2021 and fixed income assets increased by 0.5% during the same period. For the three months ended September 30, 2021, most of the decrease in equity assets came from our small cap concentrated, international small cap value and emerging markets ADR strategies with composite returns of (3.30%), (2.79%) and (2.75%), respectively. As of September 30, 2021, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Total AUM as of June 30,	$31.0	$23.8
Discretionary AUM:
Total Discretionary AUM as of June 30,	22.9	17.3
New client accounts/assets (1)	0.1	0.1
Closed accounts (2)	(0.1)	─
Net cash inflow/(outflow) (3)	(0.2)	(0.2)
Non-discretionary to Discretionary AUM (4)	─	─
Market (depreciation)/appreciation	(0.2)	0.7
Change to Discretionary AUM	(0.4)	0.6
Total Discretionary AUM at September 30,	22.5	17.9
Change to Non-Discretionary AUM (5)	0.4	─
Total AUM as of September 30,	$31.0	$24.4

(1)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Our total revenue increased by $18.2 million, or 22.9%, to $97.8 million for the nine months ended September 30, 2021, from $79.6 million for the nine months ended September 30, 2020. This increase was driven by market appreciation in assets under management, partially offset by net client outflows.

Total assets under management increased by $6.6 billion, or 27.0%, to $31.0 billion at September 30, 2021 from $24.4 billion at September 30, 2020.  Compared to the nine months ended September 30, 2020, there was an increase in market appreciation of $4.8 billion and an increase of $1.1 billion in client inflows, partially offset by an increase of $2.0 billion in client outflows.  During the nine months ended September 30, 2021, from December 31, 2020, there was an increase of $1.9 billion in discretionary assets under management and an increase of $1.3 billion in non-discretionary assets under management.  The increase in assets under management as of September 30, 2021 as compared to December 31, 2020 was primarily due to market appreciation during the period.  Sub-advised fund management revenue decreased by $0.1 million for the nine months ended September 30, 2021 as compared to the same period in the prior year.  Proprietary fund management revenue increased by $0.1 million for the nine months ended September 30, 2021 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced an increase of 10.0% during the nine months ended September 30, 2021 and fixed income assets increased by 8.7% during the same period. For the nine months ended September 30, 2021, most of the increase in equity assets came from our energy infrastructure, REIT and small cap growth strategies with composite returns of 33.80%, 22.50% and 20.73%, respectively. As of September 30, 2021, the composition of our assets under management was 73% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 27% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Total AUM as of January 1,	$27.8	$25.1
Discretionary AUM:
Total Discretionary AUM as of January 1,	20.6	18.8
New client accounts/assets (1)	0.3	0.5
Closed accounts (2)	(0.4)	(0.2)
Net cash inflow/(outflow) (3)	(0.5)	0.1
Non-discretionary to Discretionary AUM (4)	─	─
Market appreciation/(depreciation)	2.5	(1.1)
Change to Discretionary AUM	1.9	(0.9)
Total Discretionary AUM at September 30,	22.5	17.9
Change to Non-Discretionary AUM (5)	1.3	0.2
Total AUM as of September 30,	$31.0	$24.4

(2)	Represents new account flows from both new and existing client relationships.
(2)	Represents closed accounts of existing client relationships and those that terminated.
(3)	Represents periodic cash flows related to existing accounts.
(4)	Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)	Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and nine months ended September 30, 2021 and 2020 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Compensation and benefits (1)	$18,758	$15,142	$3,616	23.9%
General, administrative and other	6,522	7,091	(569)	(8.0)%
Total expenses	$25,280	$22,233	$3,047	13.7%

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Compensation and benefits (1)	$54,882	$44,217	$10,665	24.1%
General, administrative and other	21,706	16,431	5,275	32.1%
Total expenses	$76,588	$60,648	$15,940	26.3%

(1)

For the three months ended September 30, 2021 and 2020, $9,196 and $7,121, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, $26,210 and $20,055, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2021 and 2020. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Total expenses increased by $3.0 million, or 13.7%, to $25.3 million for the three months ended September 30, 2021 from $22.2 million for the three months ended September 30, 2020. This increase was attributable to an increase in compensation and benefits expense of $3.6 million, partially offset by a decrease in general, administrative and other expenses of $0.6 million.

Compensation and benefits expense increased by $3.6 million, or 23.9%, to $18.8 million for the three months ended September 30, 2021 from $15.2 million for the three months ended September 30, 2020. The increase was primarily attributable to an increase in the accrual for bonuses of $3.0 million, an increase in salaries and benefits of $0.4 million primarily as a result of merit-based increases, newly hired staff, and an increase in equity-based compensation expense of $0.2 million due to an increase in the number of vested and unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses decreased by $0.6 million, or 8.0%, to $6.5 million for the three months ended September 30, 2021 from $7.1 million for the three months ended September 30, 2020. This was primarily attributable to a decrease in the adjustment to the fair value of contingent consideration related to the Cortina Acquisition of $1.0 million and a decrease in occupancy and related costs of $0.1 million primarily due to a decrease in cleaning and maintenance costs, partially offset by an increase in professional fees of $0.1 million, an increase in portfolio and systems expense of $0.2 and an increase depreciation and amortization expense of $0.1 million.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Total expenses increased by $16.0 million, or 26.3%, to $76.6 million for the nine months ended September 30, 2021 from $60.6 million for the nine months ended September 30, 2020. This increase was attributable to increases in compensation and benefits expense and general, administrative and other expenses of $10.7 million and $5.3 million, respectively.

Compensation and benefits expense increased by $10.7 million, or 24.1%, to $54.9 million for the nine months ended September 30, 2021 from $44.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in the accrual for bonuses of $8.8 million, an increase in salaries and benefits of $1.1 million primarily as a result of merit-based increases and newly hired staff and an increase in equity-based compensation expense of $0.7 million due to an increase in the number of vested and unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses increased by $5.3 million, or 32.1%, to $21.7 million for the nine months ended September 30, 2021 from $16.4 million for the nine months ended September 30, 2020. This was primarily attributable to an increase in the adjustment to the fair value of contingent consideration related to the Cortina Acquisition of $5.1 million, an increase in trade errors of $0.3 million, an increase in professional fees of $0.1 million, an increase in sub-advisory and referral fees of $0.1 million and an increase in insurance expense of $0.1 million partially offset by a decrease in travel and entertainment expenses of $0.2 million as a result of the coronavirus pandemic, a decrease in portfolio and systems expense of $0.1 million and a decrease in depreciation and amortization of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Other income (expense), net	$43	$8	$35	NM
Interest income	1	2	(1)	(50.0)%
Interest expense	(92)	(120)	28	23.3%
Total other income (expense), net	$(48)	$(110)	$62	56.4%

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Other income (expense), net	$58	$23	$35	NM
Interest income	5	12	(7)	(58.3)%
Interest expense	(294)	(445)	151	33.9%
Total other income (expense), net	$(231)	$(410)	$179	43.7%

NM – Not Meaningful

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Total other income (expense) net increased by $62 thousand to other expense of $48 thousand for the three months ended September 30, 2021 from other expense of $110 thousand for the three months ended September 30, 2020 due to a decrease in interest expense as a result of the level of borrowings under our credit facility and an increase in other income.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Total other income (expense) net increased by $179 thousand to other expense of $231 thousand for the nine months ended September 30, 2021 from other expense of $410 thousand for the nine months ended September 30, 2020 due to a decrease in interest expense as a result of the level of borrowings under our credit facility and an increase in other income.

Provision for Income Taxes

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

The provision for income taxes was $1.8 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. The change was primarily related to the tax effect of the change in the fair value of the contingent consideration related to the Cortina Acquisition and by increased profitability during the current period as compared to the prior year.  Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2021 and 2020 was 21.9% and 28.1%, respectively.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

The provision for income taxes was $4.6 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.  Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2021 and 2020 was 22.1% and 24.6%, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP financial measure:
Net income	$6,354	$3,480	$16,350	$13,952
GAAP Provision for income taxes	1,779	1,359	4,630	4,558
Delaware Franchise Tax	50	50	150	150
Interest expense	92	120	294	445
Interest income	(1)	(2)	(5)	(12)
Depreciation and amortization	981	968	2,942	2,995
Equity-based compensation	345	193	807	456
Other adjustments (A)	745	1,951	5,262	455
Adjusted EBITDA	$10,345	$8,119	$30,430	$22,999
Adjusted EBITDA Margin	30.9%	29.9%	31.1%	28.9%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$6,354	$3,480	$16,350	$13,952
GAAP Provision for income taxes	1,779	1,359	4,630	4,558
Delaware Franchise Tax	50	50	150	150
Other adjustments (A)	745	1,951	5,262	455
Adjusted earnings before provision for income taxes	8,928	6,840	26,392	19,115
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(2,321)	(1,778)	(6,862)	(4,970)

Adjusted net income	$6,607	$5,062	$19,530	$14,145

GAAP net income per share (B):
Basic and diluted	$0.38	$0.22	$0.99	$0.85

Adjusted earnings per share/unit (B):
Basic	$0.46	$0.35	$1.35	$0.98
Diluted	$0.44	$0.35	$1.31	$0.97

Shares/units outstanding:
Basic Class A shares outstanding	9,653	9,545	9,653	9,545
Basic Class B shares/units outstanding	4,815	4,828	4,815	4,828
Total basic shares/units outstanding	14,468	14,373	14,468	14,373

Diluted Class A shares outstanding (C)	9,675	9,553	9,675	9,553
Diluted Class B shares/units outstanding (D)	5,239	4,989	5,239	4,989
Total diluted shares/units outstanding	14,914	14,542	14,914	14,542
(A)	Other adjustments consist of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisition costs (a)	$16	$38	$347	$318
Severance	10	─	10	─
Other (b)	719	1,913	4,905	137
Total other adjustments	$745	$1,951	$5,262	$455

(a)

For the three months ended September 30, 2021, represents insurance costs of $11 and professional fees of $5 related to the acquisition of Cortina.  For the nine months ended September 30, 2021, represents equity-based compensation expense of $300 related to restricted stock unit grants issued to two associates hired as part of the Cortina Acquisition in conjunction with their admission to Silvercrest L.P., insurance costs of $34 and professional fees of $14 related to the acquisition of Cortina. For the three months ended September 30, 2020, represents legal and other professional fees of $27 and insurance costs of $11 related to the acquisition of Cortina.  For the nine months ended September 30, 2020, represents legal and other professional fees of $111, insurance costs of $34 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $173.

(b)

For the three months ended September 30, 2021, represents a fair value adjustment to the Cortina contingent purchase price consideration of $670, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $1.  For the nine months ended September 30, 2021, represents a fair value adjustment to the Cortina contingent purchase price consideration of $4,570, an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $191.  For the three months ended September 30, 2020, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, a fair value adjustment to the Cortina contingent purchase price consideration of $1,700 and expenses related to the Coronavirus pandemic of $165.  For the nine months ended September 30, 2020, represents expenses of $18 related to office renovations, an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $83, a fair value adjustment to the Cortina contingent purchase price consideration of $(500), a fair value adjustment to the Jamison contingent purchase price consideration of $70, and expenses related to the Coronavirus pandemic of $309.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 21,704 and 8,242 unvested restricted stock units at September 30, 2021 and 2020, respectively.
(D)	Includes 170,854 and 74,907 unvested restricted stock units and 252,904 and 86,764 unvested non-qualified options at September 30, 2021 and 2020, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019.  On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million.  On June 17, 2021, the revolving credit facility was further amended to extend the maturity date to June 18, 2022.  The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option.  Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments.  Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed.  As of September 30, 2021, we had $9.9 million outstanding under the term loan.  As of September 30, 2021, there were no borrowings outstanding on the revolving credit facility.  We were in compliance with the covenants under the credit facility as of September 30, 2021.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2021 and December 31, 2020.

	As of
(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$65,930	$62,498
Accounts receivable	$9,386	$8,341
Due from Silvercrest Funds	$2,188	$1,018

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.5 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2021 and 2020. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided operating activities	$21,643	$10,105
Net cash used in investing activities	(630)	(453)
Net cash used in financing activities	(17,581)	(14,313)
Net change in cash	$3,432	$(4,661)

Operating Activities

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021 and 2020, operating activities provided $21.6 million and provided $10.1 million, respectively. This difference is primarily the result of an increase in net income of $2.4 million, increased non-cash lease expense of $1.1 million, an increase in accounts payable and accrued expense of $6.0 million primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition, an increase in equity-based compensation expense of $0.7 million and an increase in accrued compensation of $7.4 million.  This was partially offset by a decrease in distributions received from investment funds of $0.9 million, an increase in accounts receivable of $2.4 million due to timing of payments received from clients, increased operating lease liabilities of $0.6 million, decreased deferred income taxes of $1.3 million, a decrease in depreciation and amortization of $0.1 million and an increase in prepaid expenses and other assets of $0.7 million.

Investing Activities

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021 and 2020, investing activities used $0.6 million and $0.5 million, respectively. The primary use of cash during the nine months ended September 30, 2021 was for the acquisition of furniture, equipment and leasehold improvements.  The primary use of cash during the nine months ended September 30, 2020 was for the acquisition of furniture, equipment and leasehold improvements mostly related to the renovation of our office space in New York City.

Financing Activities

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021 and 2020, financing activities used $17.6 million and used $14.3 million, respectively.  During the nine months ended September 30, 2021 and 2020, the Company repaid $2.7 million and $2.7 million, respectively, of principal on the term loan with City National Bank.  Distributions to partners during the nine months ended September 30, 2021 and 2020 were $6.8 million and $6.5 million, respectively.  During the nine months ended September 30, 2021 and 2020, the Company paid dividends of $4.7 million and $4.6 million, respectively, to Class A shareholders.  During the nine months ended September 30, 2021 and 2020, we made earnout payments of $3.0 million and $0.7 million, respectively.  During the nine months ended September 30, 2021 and 2020, we received payments from partners on notes receivable of $0.2 million and $0.3 million, respectively.  During the nine months ended September 30, 2021, we purchased approximately 27 thousand shares of Class A common stock of Silvercrest Asset Management Group Inc. at a cost of $0.4 million.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of September 30, 2021 and December 31, 2020, $9.9 million and $12.6, respectively, was outstanding under the term loan with City National Bank.  As of September 30, 2021 and December 31, 2020, accrued but unpaid interest on the term loan with City National Bank was $27 thousand and $0, respectively.

As of September 30, 2021 and December 31, 2020, nothing was outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 4, 2021.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2021 AUM	$22.6	$6.7	$1.7	$31.0
December 31, 2020 AUM	$20.5	$4.7	$2.6	$27.8

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

The average value of our assets under management for the three and nine months ended September 30, 2021 was approximately $31.0 billion and $29.4 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.1 billion and $2.9 billion for the three and nine months ended September 30, 2021, respectively, which would cause an annualized increase or decrease in revenues of approximately $13.4 million and $13.0 million for the three and nine months ended September 30, 2021, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2021 of 0.43% and 0.44%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2021 and 2020 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2021.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2021, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on November 4, 2021.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	November 4, 2021		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 4, 2021		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)