Form 10-Q
period 2022-03-31
Silvercrest Asset Management Group Inc.
filed 2022-05-05
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 2, 2022 was 9,871,990 and 4,590,798, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse economic or market conditions, including the continued adverse effects of the coronavirus pandemic, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$57,020	$85,744
Investments	1,588	1,588
Receivables, net	9,444	8,850
Due from Silvercrest Funds	1,286	428
Furniture, equipment and leasehold improvements, net	5,007	5,257
Goodwill	63,675	63,675
Operating lease assets	25,032	26,130
Finance lease assets	217	247
Intangible assets, net	23,280	23,924
Deferred tax asset—tax receivable agreement	9,085	10,797
Prepaid expenses and other assets	2,269	2,678
Total assets	$197,903	$229,318
Liabilities and Equity
Accounts payable and accrued expenses	$13,031	$19,820
Accrued compensation	10,704	41,707
Borrowings under credit facility	8,125	9,025
Operating lease liabilities	31,174	32,371
Finance lease liabilities	223	253
Deferred tax and other liabilities	9,423	9,334
Total liabilities	72,680	112,510
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 9,905,073 and 9,871,990 shares issued and outstanding as of March 31, 2022, respectively; 9,902,184 and 9,869,101 shares issued and outstanding as of and December 31, 2021, respectively	99	99
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,590,798 and 4,593,687 issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	45	45
Additional Paid-In Capital	52,961	52,936
Treasury stock, at cost, 33,083 shares as of March 31, 2022 and December 31, 2021	(512)	(512)
Retained earnings	33,669	27,782
Total Silvercrest Asset Management Group Inc.’s equity	86,262	80,350
Non-controlling interests	38,961	36,458
Total equity	125,223	116,808
Total liabilities and equity	$197,903	$229,318

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Management and advisory fees	$32,448	$30,205
Performance fees	—	—
Family office services	1,062	1,032
Total revenue	33,510	31,237
Expenses
Compensation and benefits	18,659	17,649
General and administrative	(588)	7,900
Total expenses	18,071	25,549
Income before other (expense) income, net	15,439	5,688
Other (expense) income, net
Other (expense) income, net	8	7
Interest income	1	2
Interest expense	(78)	(105)
Total other (expense) income, net	(69)	(96)
Income before provision for income taxes	15,370	5,592
Provision for income taxes	2,974	1,257
Net income	12,396	4,335
Less: net income attributable to non-controlling interests	(4,828)	(1,783)
Net income attributable to Silvercrest	$7,568	$2,552
Net income per share:
Basic	$0.77	$0.26
Diluted	$0.77	$0.26
Weighted average shares outstanding:
Basic	9,869,444	9,651,765
Diluted	9,891,148	9,660,007

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2021	9,651	$96	4,722	$46	$51,039	—	$—	$19,498	$70,679	$32,720	$103,399
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,758)	(1,758)
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	(475)	(475)
Issuance of Class B shares	—	—	56	1	—	—	—	—	1	475	476
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	228	228
Equity-based compensation	—	—	—	—	—	—	—	—	—	469	469
Net Income	—	—	—	—	—	—	—	2,552	2,552	1,783	4,335
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	7	—	—	—	7	—	7
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(2)	(2)
Share conversion	8	—	(8)	—	56	—	—	—	56	(56)	—
Dividends paid on Class A common stock - $0.16 per share	—	—	—	—	—	—	—	(1,545)	(1,545)	—	(1,545)
March 31, 2021	9,659	$96	4,770	$47	$51,102	—	$0	$20,505	$71,750	$33,384	$105,134

January 1, 2022	9,869	$99	4,594	$45	$52,936	33	$(512)	$27,782	$80,350	$36,458	$116,808
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,685)	(2,685)
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class B shares	—	—	—	—	—	—	—	—	—	0	—
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	157	157
Equity-based compensation	—	—	—	—	—	—	—	—	—	228	228
Net Income	—	—	—	—	—	—	—	7,568	7,568	4,828	12,396
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1	—	—	—	1	—	1
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	3	—	(3)	—	24	—	—	—	24	(24)	—
Dividends paid on Class A common stock - $0.17 per share	—	—	—	—	—	—	—	(1,681)	(1,681)	—	(1,681)
March 31, 2022	9,872	$99	4,591	$45	$52,961	33	$(512)	$33,669	$86,262	$38,961	$125,223

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$12,396	$4,335
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	228	469
Depreciation and amortization	957	968
Deferred income taxes	1,801	(12)
Non-cash interest on notes receivable from partners	(1)	(2)
Interest on notes payable	(1)	32
Non-cash lease expense	1,098	814
Distributions received from investment funds	—	861
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(1,452)	(458)
Prepaid expenses and other assets	(417)	(652)
Accounts payable and accrued expenses	(5,965)	3,045
Accrued compensation	(31,003)	(24,096)
Operating lease liabilities	(1,197)	(896)
Deferred and other liabilities	1	(2)
Net cash used in operating activities	(23,555)	(15,594)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(33)	$(142)
Net cash used in investing activities	(33)	(142)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$—	$(114)
Repayments of notes payable	(900)	(900)
Principal payments on financing leases	(30)	(30)
Distributions to partners	(2,685)	(1,758)
Dividends paid on Class A common stock	(1,678)	(1,544)
Payments from partners on notes receivable	157	228
Net cash used in financing activities	(5,136)	(4,118)
Net increase (decrease) in cash and cash equivalents	(28,724)	(19,854)
Cash and cash equivalents, beginning of period	85,744	62,498
Cash and cash equivalents, end of period	$57,020	$42,644

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	612	1,273
Interest	69	64
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	14	21
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	—	475
Assets acquired under finance lease	—	86
Accrued dividends	4	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022 and December 31, 2021 and for the Three Months ended March 31, 2022 and 2021

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,871,990 Class A units or approximately 68.2% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of March 31, 2022, this liability is estimated to be $9,237 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2021 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 and 2021 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three months ended March 31, 2022 and 2021, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2022, Silvercrest holds approximately 68.2% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2022 and December 31, 2021. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2022 or 2021.

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

The Company has one reporting unit at March 31, 2022 and December 31, 2021. No goodwill impairment charges were recorded during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and December 31, 2021, the Company had purchased 33,083 shares of Class A common stock for an aggregate price of approximately $512.

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

A fair value adjustment to contingent purchase price consideration of ($6,500) and $2,300 was recorded during the three months ended March 31, 2022 and 2021, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the quarters then ended. SAMG LLC has a liability of $10,900 and $17,400 as of March 31, 2022 and December 31, 2021, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

The Company has a liability of $563 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $1,588 as of March 31, 2022 and December 31, 2021, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2022 and December 31, 2021, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2022 and December 31, 2021, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2021 and the three months ended March 31, 2022:

Balance at January 1, 2021	$16,402
Additions to estimated contingent consideration	—
Payments of contingent consideration	(3,744)
Non-cash changes in fair value of estimated contingent consideration	5,305
Balance at December 31, 2021	17,963
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	(6,500)
Balance at March 31, 2022	11,463

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

Inputs used in the fair value measurement of estimated contingent consideration at March 31, 2022 and December 31, 2021 are summarized below:

Monte Carlo Simulation Model	March 31, 2022	December 31, 2021	Fair Value Hierarchy
Fair Value	$11,463	$17,963	Level 3
Forecasted growth rate	10.00%	16.70%
Discount rate	12.30%	10.74%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At March 31, 2022 and December 31, 2021, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$57,020	$57,020	$85,744	$85,744	Level 1	(1)
Investments	$1,588	$1,588	$1,588	$1,588	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$8,100	$8,100	$9,000	$9,000	Level 2	(3)

(1)
Includes $1,399 and $1,398 of cash equivalents at March 31, 2022 and December 31, 2021, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Management and advisory fees receivable	$4,899	$3,379
Unbilled receivables	4,991	5,917
Other receivables	2	2
Receivables	9,892	9,298
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$9,444	$8,850

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Leasehold improvements	$7,859	$7,859
Furniture and equipment	8,291	8,258
Artwork	505	505
Total cost	16,655	16,622
Accumulated depreciation and amortization	(11,648)	(11,365)
Furniture, equipment and leasehold improvements, net	$5,007	$5,257

Depreciation expense for the three months ended March 31, 2022 and 2021 was $284 and $281, respectively.

During the three months ended March 31, 2021, the Company wrote off leased assets of $82 with accumulated depreciation of $64.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2022 and December 31, 2021:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2022	$44,060	$2,461	$46,521
Balance, March 31, 2022	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2022	(20,136)	(2,461)	(22,597)
Amortization expense	(644)	—	(644)
Balance, March 31, 2022	(20,780)	(2,461)	(23,241)
Net book value	$23,280	$—	$23,280
Cost
Balance, January 1, 2021	$44,060	$2,461	$46,521
Balance, December 31, 2021	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2021	(17,507)	(2,461)	(19,968)
Amortization expense	(2,629)	—	(2,629)
Balance, December 31, 2021	(20,136)	(2,461)	(22,597)
Net Book Value	$23,924	$—	$23,924

Amortization expense related to intangible assets was $644 and $657 for the three months ended March 31, 2022 and 2021, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2022	$1,931
2023	2,416
2024	2,289
2025	2,193
2026	1,832
Thereafter	12,619
Total	$23,280

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2021, the revolving credit facility was further amended to extend the maturity date to June 18, 2022. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under the revolving credit facility. As of March 31, 2022 and December 31, 2021, the Company had $8,100 and $9,000, respectively, outstanding under the term loan. Accrued but unpaid interest was $25 and $25 as of March 31, 2022 and December 31, 2021, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2022 and 2021 was $76 and $102, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2022 and 2021 amounted to $1,623 and $1,608, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2022 and 2021 of $38 and $38, respectively. Therefore, for the three months ended March 31, 2022 and 2021, net rent expense amounted to $1,585 and $1,570, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2022 and December 31, 2021. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Operating Lease Cost	$1,531	$1,542
Financing Lease Cost:
Amortization of ROU assets	29	30
Interest on lease liabilities	2	3
Total	31	33

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2022	$4,805	$(155)	$4,650
2023	6,068	(6)	6,062
2024	6,150	—	6,150
2025	6,078	—	6,078
2026	5,999	—	5,999
Thereafter	10,368	—	10,368
Total	$39,468	$(161)	$39,307
Weighted-average remaining lease term – operating leases (months)			74.5
Weighted-average discount rate			4.2%

The Company has finance leases for the following office equipment: (i) a three-year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continued through January 31, 2021, (ii) a three-year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continued through February 28, 2022, (iii) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continues through May 31, 2022, (iv) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continued through November 30, 2021, (v) a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continues through July 31, 2022, (vi) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and continues through April 30, 2025, (vii) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and continues through May 31, 2023, (viii) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (ix) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (x) a five year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026 and (xi) a three year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024. The aggregate principal balance of finance leases was $223 and $253 as of March 31, 2022 and December 31, 2021, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Finance lease assets included in furniture and equipment	$434	$434
Less: Accumulated depreciation and amortization	(217)	(187)
	$217	$247

Depreciation expense relating to finance lease assets was $29 and $30 for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2021, the Company wrote off leased assets of $82 with accumulated depreciation of $64.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2022	$78
2023	76
2024	43
2025	24
2026	2
Thereafter	—
Total	$223
Weighted-average remaining lease term – finance leases (months)	31.2
Weighted-average discount rate	3.4%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $2,685 and $1,758, for the three months ended March 31, 2022 and 2021, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2022 and 2021 amounted to $34,429 and $27,619, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2022 and 2021. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned.

During the three months ended March 31, 2022 and 2021, SLP accrued partner incentive allocations of $8,627 and $8,004, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2022
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,871,990	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,590,798	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the three months ended March 31, 2022 and 2021, Silvercrest granted 0 restricted stock units. As of March 31, 2022 there are 21,704 unvested, previously granted, restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,590,798 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 170,854 restricted stock units which will vest and settle in the form of Class B units of SLP. The 170,854 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three months ended March 31, 2022, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2022		9,869,101
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2022	2,889
Class A common shares outstanding – March 31, 2022		9,871,990

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2022		4,593,687
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2022	(2,889)
Class B common shares outstanding – March 31, 2022		4,590,798

In March 2022, the Company redeemed 2,889 shares of Class B common stock from certain existing partners, in connection with the exchange of a like number of Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

As of March 31, 2022 and December 31, 2021, the Company had purchased 33,083 shares of Class A common stock, for an aggregate price of approximately $512.

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

Notes receivable from partners are as follows for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning balance	$606	$353
New notes issued to partners	—	475
Repayment of notes	(157)	(228)
Interest accrued and capitalized on notes receivable	1	6
Ending balance	$450	$606

Full recourse notes receivable from partners as of March 31, 2022 and December 31, 2021 are $450 and $606, respectively. There were no limited recourse notes receivable from partners as of March 31, 2022 or December 31, 2021. There is no allowance for credit losses on notes receivable from partners as of March 31, 2022 or December 31, 2021.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2022 and 2021, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2022 and 2021, the Company earned from the above activities management fee income, which is included in “Management and advisory fees” in the Condensed Consolidated Statements of Operations, of $1,177 and $1,209, respectively. As of March 31, 2022 and December 31, 2021, the Company was owed $1,286 and $428, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2022 and 2021, the Company earned management and advisory fees of $457 and $376, respectively, from assets managed on behalf of certain of its employees. As of March 31, 2022 and December 31, 2021, the Company is owed approximately $114 and $8, respectively, from certain of its employees, which is included in Receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2022, the Company had net deferred tax assets of $8,914, which is recorded as a deferred tax asset of $9,085 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $138 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $33 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at March 31, 2022, $56 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2021, the Company had a net deferred tax asset of $10,702, which is recorded as a net deferred tax asset of $10,797 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $58 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $37 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The current tax expense was $1,173 and $1,269 for the three months ended March 31, 2022 and 2021, respectively. Of the amount for the three months ended March 31, 2022, $875 relates to Silvercrest’s corporate tax expense, $298 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended March 31, 2022 and 2021 was $1,801and ($12), respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2022 and 2021 is $2,974 and $1,257, respectively. There was no discrete tax expense for the three months ended March 31, 2022 and 2021.

The current tax expense decreased from the comparable period in 2021 mainly due to favorable timing differences related to various deferred tax assets recorded at SLP.

Of the total current tax expense for the three months ended March 31, 2022 and 2021, $97 and $137, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended March 31, 2022 and 2021, $25 and ($13), respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2022 and 2021 related to non-controlling interests is $122 and $124, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2022, the Company’s U.S. federal income tax returns for the years 2018 through 2021 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at March 31, 2022 and 2021.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. As of March 31, 2022, 192,689 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

A summary of the RSU grants by the Company as of March 31, 2022 and 2021 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2022	192,559	$10.18 – 15.96
Total granted at March 31, 2022	192,559	$10.18 – 15.96

Total granted at January 1, 2021	83,150	$10.18 – 14.54
Granted	21,598	13.89
Vested	(21,598)	(13.89)
Total granted at March 31, 2021	83,150	$10.18 – 14.54

A summary of the NQO grants by the Company as of March 31, 2022 and 2021 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2022	252,904	$10.18 – 14.54
Total granted at March 31, 2022	252,904	$10.18 – 14.54

Total granted at January 1, 2021	252,904	$10.18 – 14.54
Total granted at March 31, 2021	252,904	$10.18 – 14.54

For the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to such RSUs and NQOs of $228 and $469, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of March 31, 2022 and December 31, 2021, there was $1,819 and $2,047, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2022 and December 31, 2021, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.16 and 1.22 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2022 and 2021, Silvercrest made matching contributions of $27 and $22, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2022 and 2021, the Company utilized “soft dollar” credits of $58 and $52, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2022, our assets under management decreased by 3.4% from $32.3 billion to $31.2 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of March 31, 2022, Silvercrest L.P. has issued Restricted Stock Units exercisable for 170,854, Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 31.8% partnership interest in Silvercrest L.P. as of March 31, 2022 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time. While the COVID-19 pandemic has not materially affected us to date, economic and health conditions in the United States and across the globe have changed rapidly since the end of 2020. Although demand for our services has continued despite the current capital markets and overall economic environment, such current demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic affected our operations in the each of the eight quarters during the period April 1, 2020 through March 31, 2022 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

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

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2022	2021
Revenue	$33,510	$31,237
Income before other income (expense), net	$15,439	$5,688
Net income	$12,396	$4,335
Net income margin	37.0%	13.9%
Net income attributable to Silvercrest	$7,568	$2,552
Adjusted EBITDA (1)	$10,250	$9,656
Adjusted EBITDA margin (2)	30.6%	30.9%
Assets under management at period end (billions)	$31.2	$29.0
Average assets under management (billions) (3)	$31.8	$28.4

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2022	2021
AUM concentrated in Discretionary Managed Accounts	$23.3	$21.4
Average AUM For Discretionary Managed Accounts	$24.0	$20.8
Discretionary Managed Accounts Revenue (in millions)	$31.6	$29.0
Percentage of management and advisory fees revenue	96%	96%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2022	2021
AUM concentrated in Private Funds	$0.5	$0.5
Average AUM For Private Funds	$0.5	$0.5
Private Funds Revenue (in millions)	$1.2	$1.2
Percentage of management and advisory fees revenue	4%	4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.42% and 0.44% for the three months ended March 31, 2022 and 2021, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2022 and 2021. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash compensation and benefits (1)	$18,431	$17,180
Non-cash equity-based compensation expense	228	469
Total compensation expense	$18,659	$17,649
(1)
For the three months ended March 31, 2022 and 2021, $8,627 and $8,004, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2021 , Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders. During the three months ended March 31, 2021, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder. Information regarding restricted stock units and stock options can be found in Note 16. “Equity Based Compensation” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2022 and 2021 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Management and advisory fees	$32,448	$30,205	$2,243	7.4%
Family office services	1,062	1,032	30	2.9%
Total revenue	$33,510	$31,237	$2,273	7.3%

The growth in our assets under management during the three months ended March 31, 2022 and 2021 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of January 1, 2021	$20.6	$7.2	$27.8
Gross client inflows	1.3	0.1	1.4
Gross client outflows	(1.6)	—	(1.6)
Net client flows	(0.3)	0.1	(0.2)
Market appreciation/(depreciation)	1.6	(0.2)	1.4
As of March 31, 2021	$21.9	$7.1	$29.0	(1)

As of January 1, 2022	$25.1	$7.2	$32.3
Gross client inflows	1.4	0.1	1.5
Gross client outflows	(1.5)	—	(1.5)
Net client flows	(0.1)	0.1	—
Market (depreciation)/appreciation	(1.2)	0.1	(1.1)
As of March 31, 2022	$23.8	$7.4	$31.2	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2022	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	15.8	16.5	14.7	13.2	10.0
Russell 1000 Value Index		11.7	13.0	10.3	9.7	8.1
Small Cap Value Composite	4/1/02	2.9	12.7	8.6	9.1	10.8
Russell 2000 Value Index		3.3	12.7	8.6	8.8	8.5
Smid Cap Value Composite	10/1/05	7.9	12.6	10.1	10.9	10.4
Russell 2500 Value Index		7.7	13.0	9.2	8.9	8.3
Multi Cap Value Composite	7/1/02	11.9	14.4	12.2	11.7	10.4
Russell 3000 Value Index		11.1	13.0	10.2	9.7	8.7
Equity Income Composite	12/1/03	12.4	11.2	11.3	11.5	11.8
Russell 3000 Value Index		11.1	13.0	10.2	9.7	8.9
Focused Value Composite	9/1/04	8.6	10.0	9.6	10.2	10.7
Russell 3000 Value Index		11.1	13.0	10.2	9.7	8.7
Small Cap Opportunity Composite	7/1/04	- 0.2	13.5	11.8	11.5	11.5
Russell 2000 Index		- 5.8	11.7	9.7	8.9	8.7
Small Cap Growth Composite	7/1/04	- 7.1	20.3	18.3	16.0	12.1
Russell 2000 Growth Index		-14.3	9.9	10.3	8.5	9.0
Smid Cap Growth Composite	1/1/06	- 7.4	25.3	21.3	16.5	12.7
Russell 2500 Growth Index		-10.1	13.0	13.2	10.5	10.3

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

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Our total revenue increased by $2.3 million, or 7.3%, to $33.5 million for the three months ended March 31, 2022, from $31.2 million for the three months ended March 31, 2021. This increase was driven by market appreciation in discretionary assets under management, partially offset by net client outflows.

Total assets under management decreased by $1.1 billion, or 3.4%, to $31.2 billion at March 31, 2022 from $32.3 billion at December 31, 2021. Compared to the three months ended March 31, 2021, there was a decrease in market appreciation of $2.5 billion partially offset by an increase of $0.1 billion in client inflows and a decrease of $0.1 billion in client outflows. During the three months ended March 31, 2022, from December 31, 2021, there was a decrease of $1.3 billion in discretionary assets under management and an increase of $0.2 billion in non-discretionary assets under management. The decrease in assets under management as of March 31, 2022 as compared to December 31, 2021 was primarily due to market depreciation during the quarter ended March 31, 2022. Sub-advised fund management revenue remained flat at $0.3 million for the three months ended March 31, 2022 and March 31, 2021. Proprietary fund management revenue remained flat at $0.9 million for the three months ended March 31, 2022 and March 31, 2021. With respect to our discretionary assets under management, equity assets experienced a decrease of 3.4% during the three months ended March 31, 2022 and fixed income assets decreased by 5.2% during the same period. For the three months ended March 31, 2022, most of the decrease in equity assets came from our SMID growth, small cap growth and focused opportunity strategies with composite returns of -13.3%, -11.7% and -11.0%, respectively. As of March 31, 2022, the composition of our assets under management was 76% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 24% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Total AUM as of January 1,	$32.3	$27.8
Discretionary AUM:
Total Discretionary AUM as of January 1,	25.1	20.6
New client accounts/assets (1)	0.1	0.2
Closed accounts (2)	—	(0.3)
Net cash inflow/(outflow) (3)	(0.2)	(0.2)
Non-discretionary to Discretionary AUM (4)	—	—
Market (depreciation)/appreciation	(1.2)	1.6
Change to Discretionary AUM	(1.3)	1.3
Total Discretionary AUM at March 31,	23.8	21.9
Change to Non-Discretionary AUM (5)	0.2	(0.1)
Total AUM as of March 31,	$31.2	29.0
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2022 and 2021 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Compensation and benefits (1)	$18,659	$17,649	$1,010	5.7%
General, administrative and other	(588)	7,900	(8,488)	(107.4)%
Total expenses	$18,071	$25,549	$(7,478)	(29.3)%

(1)
For the three months ended March 31, 2022 and 2021, $8,627 and $8,004, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2022 and 2021. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Total expenses decreased by $7.5 million, or 29.3%, to $18.1 million for the three months ended March 31, 2022 from $25.6 million for the three months ended March 31, 2021. This decrease was attributable to a decrease in general, administrative and other expenses of $8.5 million, partially offset by an increase in compensation and benefits expense of $1.0 million.

Compensation and benefits expense increased by $1.0 million, or 5.7%, to $18.7 million for the three months ended March 31, 2022 from $17.7 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in the accrual for bonuses of $0.7 million, an increase in salaries and benefits of $0.5 million primarily as a result of merit-based increases and newly hired staff, partially offset by a decrease in equity-based compensation expense of $0.2 million due to a decrease in the number of vested and unvested restricted stock units and unvested non-qualified stock options outstanding.

General and administrative expenses decreased by $8.5 million, or 107.4%, to ($0.6) million for the three months ended March 31, 2022 from $7.9 million for the three months ended March 31, 2021. This was primarily attributable to a decrease in the adjustment to the fair value of contingent consideration related to the Cortina Acquisition of $8.8 million and a decrease in occupancy and related costs of $0.1 million primarily due to a decrease in cleaning and maintenance costs, partially offset by an increase in travel and entertainment expenses of $0.1 million due to the easing of restrictions related to the coronavirus pandemic, an increase in portfolio and systems expense of $0.2 million and an increase in sub-advisory and referral fee expense of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Other income (expense), net	$8	$7	$1	14.3%
Interest income	1	2	(1)	-50.0%
Interest expense	(78)	(105)	27	-25.7%
Total other income (expense), net	$(69)	$(96)	$27	-28.1%

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Total other income (expense) net decreased by $27 thousand to other expense of $69 thousand for the three months ended March 31, 2022 from other expense of $96 thousand for the three months ended March 31, 2021 due to a decrease in interest expense as a result of the level of borrowings under our credit facility and an increase in other income.

Provision for Income Taxes

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

The provision for income taxes was $3.0 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. The change was primarily related to the tax effect of the change in the fair value of the contingent consideration related to the Cortina Acquisition and by increased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2022 and 2021 was 19.3% and 22.5%, respectively.

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

	Three Months Ended March 31,
	2022	2021
Reconciliation of non-GAAP financial measure:
Net income	$12,396	$4,335
GAAP Provision for income taxes	2,974	1,257
Delaware Franchise Tax	50	50
Interest expense	78	105
Interest income	(1)	(2)
Depreciation and amortization	957	968
Equity-based compensation	228	169
Other adjustments (A)	(6,432)	2,774
Adjusted EBITDA	$10,250	$9,656
Adjusted EBITDA Margin	30.6%	30.9%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$12,396	$4,335
GAAP Provision for income taxes	2,974	1,257
Delaware Franchise Tax	50	50
Other adjustments (A)	(6,432)	2,774
Adjusted earnings before provision for income taxes	8,988	8,416
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(2,337)	(2,188)

Adjusted net income	$6,651	$6,228

GAAP net income per share (B):
Basic and diluted	$0.77	$0.26

Adjusted earnings per share/unit (B):
Basic	$0.46	$0.43
Diluted	$0.45	$0.42

Shares/units outstanding:
Basic Class A shares outstanding	9,872	9,658
Basic Class B shares/units outstanding	4,591	4,770
Total basic shares/units outstanding	14,463	14,428

Diluted Class A shares outstanding (C)	9,894	9,666
Diluted Class B shares/units outstanding (D)	5,014	5,037
Total diluted shares/units outstanding	14,908	14,703

(A)
Other adjustments consist of the following:

	Three Months Ended March 31,
	2022	2021
Acquisition costs (a)	$16	$311
Other (b)	(6,448)	2,463
Total other adjustments	$(6,432)	$2,774
(a)
For the three months ended March 31, 2022, represents insurance costs of $11 and professional fees of $5 related to the acquisition of Cortina. For the three months ended March 31, 2021, represents equity-based compensation expense of $300 related to restricted stock units grants issued to two associates hired as part of the Cortina Acquisition in conjunction with their admission to Silvercrest L.P., and insurance costs of $11 related to the acquisition of Cortina.
(b)
For the three months ended March 31, 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($6,500), an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $4. For the three months ended March 31, 2021, represents a fair value adjustment to the Cortina contingent purchase price consideration of $2,300, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $115.
(b)
GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(c)
Includes 21,704 and 8,242 unvested restricted stock units at March 31, 2022 and 2021, respectively.
(d)
Includes 170,854 and 74,907 unvested restricted stock units and 252,904 and 192,162 unvested non-qualified options at March 31, 2022 and 2021, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2021, the revolving credit facility was further amended to extend the maturity date to June 18, 2022. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the LIBOR rate plus 2.75 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to our subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. As of March 31, 2022, we had $8.1 million outstanding under the term loan. As of March 31, 2022, there were no borrowings outstanding on the revolving credit facility. We were in compliance with the covenants under the credit facility as of March 31, 2022.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2022 and December 31, 2021.

	As of
(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$57,020	$85,744
Accounts receivable	$9,444	$8,850
Due from Silvercrest Funds	$1,286	$428

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2022 and 2021. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(23,555)	$(15,594)
Net cash used in investing activities	(33)	(142)
Net cash used in financing activities	(5,136)	(4,118)
Net change in cash	$(28,724)	$(19,854)

Operating Activities

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, operating activities used $23.6 million and $15.6 million, respectively. This difference is primarily the result of a decrease in accrued compensation of $6.9 million, a decrease in distributions received from investment funds of $0.9 million, an increase in accounts receivable of $1.0 million due to timing of payments received from clients, increased operating lease liabilities of $0.3 million, a decrease in equity-based compensation expense of $0.2 million and a decrease in accounts payable and accrued expense of $9.0 million primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition, partially offset by an increase in net income of $8.1 million, increased deferred tax expense of $1.8 million, a decrease in prepaid and other expenses of $0.2 million and increased non-cash lease expense of $0.3 million.

Investing Activities

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, investing activities used $33 thousand and $100 thousand, respectively. The primary use of cash during the three months ended March 31, 2022 and 2021 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, financing activities used $5.1 million and $4.1 million, respectively. During the three months ended March 31, 2022 and 2021, the Company repaid $0.9 million and $0.9 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the three months ended March 31, 2022 and 2021 were $2.7 million and $1.8 million, respectively. During the three months ended March 31, 2022 and 2021, the Company paid dividends of $1.7 million and $1.5 million, respectively, to Class A shareholders. During the three months ended March 31, 2021, we made earnout payments of $0.1 million. During the three months ended March 31, 2022 and 2021, we received payments from partners on notes receivable of $0.2 million and $0.2 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2022 and December 31, 2021, $8.1 million and $9.0 million, respectively, was outstanding under the term loan with City National Bank. As of March 31, 2022 and December 31, 2021, accrued but unpaid interest on the term loan with City National Bank was $25 thousand and $25 thousand, respectively.

As of March 31, 2022 and December 31, 2021, nothing was outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 2, 2022.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2022 AUM	$24.3	$4.9	$2.0	$31.2
December 31, 2021 AUM	$25.3	$5.4	$1.6	$32.3

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2022 was approximately $31.8 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.2 billion for the three months ended March 31, 2022, which would cause an annualized increase or decrease in revenues of approximately $13.4 million for the three months ended March 31, 2022, at a weighted average fee rate for the three months ended March 31, 2022 of 0.42%.

The average value of our assets under management for the year ended December 31, 2021 was approximately $30.1 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.0 billion for the year ended December 31, 2021, which would cause an annualized increase or decrease in revenues of approximately $13.2 million for the year ended December 31, 2021, at a weighted average fee rate for the year ended December 31, 2021 of 0.44%.

Recently Issued Accounting Pronouncements

Information regarding recent accounting developments and their impact on the Company can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in this filing.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2022 and 2021 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2022.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - Other Information

Item 6. Exhibits

Exhibit Number	Description

4.1**

Tenth Amendment to Credit Agreement, dated as of February 15, 2022, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor.

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

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York, on May 5, 2022.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 5, 2022		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 5, 2022		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)