Form 10-K
period 2022-12-31
Silvercrest Asset Management Group Inc.
filed 2023-03-02
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $162.0 million based on the closing price of $16.41 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2022.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of February 25, 2023 were 9,559,587 and 4,545,380, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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

Summary Risk Factors

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Annual Report on Form 10-K (our “Risk Factors”). Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

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
•
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
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

Item 1. Description of Business.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2022, our assets under management were $28.9 billion.

We were founded 20 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2022, we had 841 client relationships with an average size of $34 million that represented approximately 99% of our assets under management. Our top 50 relationships averaged $349 million in size, and such amount represented approximately 60% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 28%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 34%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

ASSETS UNDER MANAGEMENT GROWTH
4/1/02-12/31/22
SILVERCREST CAGR: 28%
ASSETS UNDER MANAGEMENT
($ BILLIONS)
34.0
33.0
32.0
31.0
30.0
29.0
28.0
27.0
26.0
25.0
24.0
23.0
22.0
21.0
20.0
19.0
18.0
17.0
16.0
15.0
14.0
13.0
12.0
11.0
10.0
9.0
8.0
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0.0
Jan-02
Jan-03
Jan-04
Jan-05
Jan-06
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22

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

As of December 31, 2022, approximately 68% of our discretionary assets under management were held for individual clients and 32% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2022, approximately eight percent of our 154 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 26 years and, in some cases, even longer.

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

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 65% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $28.9 billion as of December 31, 2022 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 41 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

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

Institutional Growth

After fourteen years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

Delivering Investment Performance

The Investment Policy & Strategy Group (“IPSG”), which is comprised of our chief strategist and several of our senior portfolio managers, is charged with the responsibility of adding value through asset allocation and manager selection. This is done through the use of our proprietary investment management by our internal analysts, and by those whom we believe are best-of-breed external managers.

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

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S. equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 61% of our total assets under management are managed in our proprietary investment strategies.

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2022:1

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

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1], [2]	ANNUALIZED PERFORMANCE
AS OF 12/31/22	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	-11.6	8.3	9.0	12.0	9.2
Russell 1000 Value Index		-7.5	6.0	6.7	9.1	7.4
Small Cap Value Composite	4/1/02	-10.8	6.2	4.9	9.3	10.1
Russell 2000 Value Index		-14.5	4.7	4.1	8.2	7.5
Smid Cap Value Composite	10/1/05	-14.8	4.4	4.9	9.6	9.1
Russell 2500 Value Index		-13.1	5.2	4.8	8.3	7.2
Multi Cap Value Composite	7/1/02	-17.3	6.0	6.3	9.8	9.3
Russell 3000 Value Index		-8.0	5.9	6.5	9.1	8.0
Equity Income Composite	12/1/03	-7.3	5.4	6.9	10.9	11.0
Russell 3000 Value Index		-8.0	5.9	6.5	9.1	8.1
Focused Value Composite	9/1/04	-18.4	2.5	3.5	7.9	9.3
Russell 3000 Value Index		-8.0	5.9	6.5	9.1	7.8
Small Cap Opportunity Composite	7/1/04	-16.0	6.3	7.7	10.5	10.4
Russell 2000 Index		-20.4	3.1	4.1	7.9	7.5
Small Cap Growth Composite	7/1/04	-25.0	11.4	12.4	14.4	10.6
Russell 2000 Growth Index		-26.4	0.6	3.5	7.1	7.6
Smid Cap Growth Composite	1/1/06	-32.8	10.3	13.5	14.6	10.5
Russell 2500 Growth Index		-26.2	2.9	6.0	9.0	8.7

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2022:

PROPRIETARY FIXED INCOME ASSET BREAKDOWN

as of 12/31/2022

Non-Investment
Grade
39%
Investment
Grade
61%

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

Employees

As of December 31, 2022, we had 152 full-time employees and two part-time employees. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees continue to remain strong.

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

Set forth below is our holding company structure and ownership as of December 31, 2022.

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
(3)
Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,545,380 Class B units as of December 31, 2022, which represents the right to receive approximately 32.6% of the distributions made by Silvercrest L.P. The principals also collectively hold 212,927 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 0.5% of the distributions made by Silvercrest L.P. The 212,927 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

(4)
We hold 9,559,587 Class A units, which represents the right to receive approximately 67.4% of the distributions made by Silvercrest L.P. The 212,927 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

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

ERISA-Related Regulation

To the extent that SAMG LLC or any other of our affiliates acts as or is considered to be a “fiduciary” under ERISA or similar laws with respect to benefit plan clients (including IRAs), SAMG LLC or the applicable affiliate is subject to certain applicable provisions of ERISA (and/or applicable provisions of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code) and to regulations promulgated thereunder. Among other things, ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who act as or who are considered to be fiduciaries under ERISA, prohibit certain transactions involving benefit plan clients and provide monetary penalties and taxes for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Other Jurisdictions

Many countries other than the United States have enacted laws, rules, and regulations that apply to investment advisers and private fund managers that offer their services in those jurisdictions. Though it has client relationships with individuals who reside in jurisdictions other than the United States, Silvercrest does not market or offer its services in any jurisdiction other than the United States. Similarly, revisions to the EU’s Markets in Financial Instruments Directive (MiFID II), which took effect in January 2018, introduced new requirements for certain non-EU portfolio managers who provide certain investment services to EU investors. Should SAMG LLC or any of our other affiliates provide such services in the EU, it and such funds may be subject to the regulatory requirements of MiFID II.

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

We have outlined the historical returns of our existing investment strategies under the “Business” heading in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2022 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In certain periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of strategies and clients.

As of December 31, 2022, $20.5 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represented approximately 96% of our investment management fees for the twelve months ended December 31, 2022. In addition, $0.4 billion of our assets under management were invested in private partnerships as of December 31, 2022, and the revenue from these private partnerships represented approximately 4% of our investment management fees for the twelve months ended December 31, 2022. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies withdrew their investments or terminated their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2022, our international equity strategies, which invest primarily in companies domiciled outside of the United States, accounted for approximately 0.9% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $28.9 billion as of December 31, 2022. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2022, $12.6 billion, representing 44% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2022 were Small Cap Value, Large Cap Value, Equity Income, Multi Cap Value and Smid Cap Value which represented 23%, 22%, 19%, 11% and 10% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $6.9 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $8.9 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $8.9 million in the aggregate under the tax receivable agreement.

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

Ongoing trade negotiations and potential for further regulatory reform may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs on a variety of goods imported into the United States, with an emphasis on those imported from China and the EU. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. In October 2022, the United States Trade Representative (“USTR”) announced the public comment phase of its four-year, statutorily mandated review of the China Section 301 tariffs. Following the announcement, the USTR solicited additional information from interested parties in regard to their investigation. However, it is unclear if any tariffs will be removed, modified, or increased as a result of the investigation. The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds, and has imposed restrictions on our ability to acquire and retain interests in the securities of certain Chinese entities.

Geopolitical tensions globally remain elevated and further changes to foreign direct investment laws remain possible. The U.S. government is advancing plans to create an outbound investment screening regime to prevent U.S. capital from contributing to the development of force-multiplying technologies in certain jurisdictions, such as China. Any governmental action, including such actions noted above, has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, these actions may adversely affect our suppliers and certain other customers of our portfolio companies, which could amplify the negative impact on our operating results or future cash flows.

Increasing scrutiny from stakeholders on ESG matters, including our ESG reporting, exposes us to reputational and other risks.

We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities as well as ESG policies, processes and/or performance, including from fund investors, stockholders, regulators and other stakeholders. We and they risk damage to our brand and reputation, if we or they fail or are perceived to have failed to act responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. In addition, different stakeholder groups have divergent views on ESG matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across the varied interests of our stakeholders, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Adverse incidents with respect to ESG activities or ESG policies, processes and/or performance, including any statements regarding the investment strategies of our funds or our funds’ ESG efforts or initiatives that are or are perceived to be inaccurate or misleading, could impact the value of our brand, or the brands of our funds or their portfolio companies, the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.

General Risk Factors

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

Accounts sourced through consultant-led searches have been key to our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2022 we had approximately $5.8 billion in assets under management from third party distribution channels, which constituted approximately 20% of our total assets under management. Our failure to successfully maintain these third-party distribution channels could materially and adversely affect our business. In addition, poor reviews or evaluations by any of these parties, whether of a particular product or of us, could result in client withdrawals and impact our ability to attract new assets through such intermediaries.

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

We have 9,559,587 shares of our Class A common stock outstanding as of February 25, 2023. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions. The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2022, we have reserved for issuance 1,140,265 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.

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

The COVID-19 pandemic has had a negative impact on our revenue levels.

Our revenue is highly correlated to securities markets, and we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets. Economic and health conditions in the United States and across most of the globe changed rapidly in 2020, which led to increased volatility and uncertainty in securities markets in the United States and across the globe. As a result, the COVID-19 pandemic affected our operations in each of the quarters during the period April 1, 2020 through the quarter ended December 31, 2022, and may continue to do so indefinitely thereafter. While demand for the Company’s services continues given the current capital markets and overall economic environment, such demand may not continue and demand may decrease from historical levels depending on a variety of factors related to the COVID-19 pandemic, as well as the risk of resurgence. Such events may result in business disruption, reduced earnings and operations, any of which could materially affect our business, financial condition, and results of operations.

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

The amount and mix of our AUM are subject to significant fluctuations, and a shift in our asset mix toward lower-fee products may negatively impact our revenues and income.

Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are based primarily on a percentage of AUM and vary with the nature and strategies of our products. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as asset outflows or a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee products, such as fixed income products and ETFs, and away from higher fee equity and multi-asset products, which may cause a related decline in our revenues and income. In addition, increases in interest rates, particularly if rapid, as well as uncertainty in the future direction of interest rates, may have a negative impact on our fixed income products and decrease the total return on bond investments due to lower market valuations of existing bonds. Moreover, we generally derive higher investment management and distribution fees from our international products than from our U.S. products, and higher sales fees from our U.S. products than from our international products. Changing market conditions may cause a shift in our asset mix.

The ongoing conflict in Ukraine has, and will likely continue to, negatively impact the global economy and may have a material adverse effect on our business, operations and financial results.

The military conflict in Ukraine and the ongoing geopolitical tensions have created significant volatility, uncertainty and economic disruption. The United States, European Union and other countries have announced economic sanctions against Russia. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the conflict impacts our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the conflict, governmental and business actions that have been and continue to be taken in response to the conflict, the impact of the conflict on economic activity and any retaliatory actions taken by Russia.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock has been listed on The Nasdaq Global Market under the symbol “SAMG” since June 27, 2013. Our Class B common stock is not listed on The Nasdaq Global Market and there is no established trading market for such shares.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
October 1 - December 31	190,190	$18.61	508,782	$5,705,109
Total	190,190	$18.61	508,782	$5,705,109

Holders

As of February 25, 2023, there were five holders of record of our Class A common stock and 58 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	497,804	$14.33	1,140,265
Equity compensation plans not approved by security holders	—	—	—
Total	497,804	$14.33	1,140,265

A total of 1,670,960 shares of Class A common stock were initially registered and an additional 1,050,000 were added when the 2012 Equity Incentive Plan was amended in June 2022, 966,510 restricted stock units were granted in August 2015, 14,373 restricted stock units were granted in May 2016, 105,398 non-qualified stock options were granted in October 2018, 60,742 non-qualified stock options were granted in May 2019, 34,388 restricted stock units were granted in May 2019, 8,242 restricted stock units were granted in March 2020, 86,764 non-qualified stock options were granted in May 2020, 49,116 restricted stock units were granted in May 2020, 21,598 restricted stock units were granted in January 2021, 129,314 restricted stock units were granted in May 2021, 1,827 restricted stock units were granted in August 2021, 10,270 restricted stock units were granted in May 2022, 92,154 restricted stock units were granted in November 2022 and 1,140,265 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2022.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2022, our assets under management decreased 10.5% from $32.3 billion to $28.9 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued restricted stock units exercisable for 212,927. Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 32.6% partnership interest in Silvercrest L.P. as of December 31, 2022 are reflected in non-controlling interests in our consolidated financial statements.

This Item 7 generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 2, 2022.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time. While the COVID-19 pandemic did not materially affect our financial results and business operations in the first fiscal quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe changed rapidly since the end of the first quarter 2020 and into the second fiscal quarter ended June 30, 2020. Demand for our services continues despite the current capital markets and overall economic environment. Such current demand may not continue and/or demand may decrease from historical levels depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties.

The COVID-19 pandemic affected our operations in each of the quarters during the period April 1, 2020 through December 31, 2022 and may continue to do so indefinitely thereafter. All of these factors may have far reaching impacts on our business, operations, and financial results and conditions, directly and indirectly, including without limitation impacts on the health of our management and employees, client behavior, and on the overall economy. The scope and nature of these impacts, most of which are beyond our control, continue to evolve, and the outcomes of these impacts are uncertain.

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

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Year Ended December 31,
(in thousands except as indicated)	2022	2021	2020
Revenue	$123,217	$131,603	$107,983
Income before other income (expense), net	$38,562	$30,521	$22,281
Net income	$30,793	$24,946	$17,478
Net income margin	25.0%	19.0%	16.2%
Net income attributable to Silvercrest	$18,828	$14,693	$9,960
Adjusted EBITDA (1)	$32,021	$43,441	$30,296
Adjusted EBITDA margin (2)	26.0%	33.0%	28.1%
Assets under management at period end (billions)	$28.9	$32.3	$27.8
Average assets under management (billions) (3)	$30.6	$30.1	$26.5

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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2022	2021	2020
AUM concentrated in Discretionary Managed Accounts	$20.5	$24.6	$20.2
Average AUM For Discretionary Managed Accounts	$22.6	$22.4	$19.3
Discretionary Managed Accounts Revenue (in millions)	$114.3	$122.3	$99.1
Percentage of management and advisory fees revenue	96%	96%	96%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2022	2021	2020
AUM concentrated in Private Funds	$0.4	$0.5	$0.4
Average AUM For Private Funds	$0.5	$0.5	$0.5
Private Funds Revenue (in millions)	$4.4	$4.7	$4.6
Percentage of management and advisory fees revenue	4%	4%	4%

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.40%, 0.44% and 0.41% for the years ended December 31, 2022, 2021 and 2020, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2022, 2021 and 2020. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2022, 2021 and 2020 are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Cash compensation and benefits (1)	$70,461	$71,138	$61,720
Non-cash equity-based compensation expense	1,149	1,426	659
Total compensation expense	$71,610	$72,564	$62,379

(1)
For the years ended December 31, 2022, 2021 and 2020, $32,262, $34,781 and $27,467 of partner incentive payments were included in cash compensation and benefits expense, respectively.

During 2022, 2021 and 2020, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders. During 2021 and 2020, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder. Information regarding restricted stock units can be found in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

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

Information regarding the Cortina and Neosho Acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

Operating Results

Revenue

Our revenues for the years ended December 31, 2022, 2021 and 2020 are set forth below:

	For the Years Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Management and advisory fees	$118,725	$126,976	$(8,251)	(6.5)%
Performance fees and allocations	2	86	(84)	(97.7)%
Family office services	4,490	4,541	(51)	(1.1)%
Total revenue	$123,217	$131,603	$(8,386)	(6.4)%

	For the Years Ended December 31,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Management and advisory fees	$126,976	$103,775	$23,201	22.4%
Performance fees and allocations	86	—	86	100.0%
Family office services	4,541	4,208	333	7.9%
Total revenue	$131,603	$107,983	$23,620	21.9%

The growth in our assets under management from January 1, 2020 to December 31, 2022 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2020	$18.8	$6.3	$25.1	(1)
Gross client inflows	3.8	0.4	4.2
Gross client outflows	(3.5)	(0.3)	(3.8)
Net client flows	0.3	0.1	0.4
Market appreciation	1.5	0.8	2.3
As of December 31, 2020	$20.6	$7.2	$27.8	(1)
Gross client inflows	5.7	0.5	6.2
Gross client outflows	(5.5)	(0.5)	(6.0)
Net client flows	0.2	—	0.2
Market appreciation	4.3	—	4.3
As of December 31, 2021	$25.1	$7.2	$32.3	(1)
Gross client inflows	4.4	2.0	6.4
Gross client outflows	(5.8)	(0.5)	(6.3)
Net client flows	(1.4)	1.5	0.1
Market depreciation	(2.8)	(0.7)	(3.5)
As of December 31, 2022	$20.9	$8.0	$28.9	(1)

(1)
Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/2022	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	-11.6	8.3	9.0	12.0	9.2
Russell 1000 Value Index		-7.5	6.0	6.7	9.1	7.4
Small Cap Value Composite	4/1/02	-10.8	6.2	4.9	9.3	10.1
Russell 2000 Value Index		-14.5	4.7	4.1	8.2	7.5
Smid Cap Value Composite	10/1/05	-14.8	4.4	4.9	9.6	9.1
Russell 2500 Value Index		-13.1	5.2	4.8	8.3	7.2
Multi Cap Value Composite	7/1/02	-17.3	6.0	6.3	9.8	9.3
Russell 3000 Value Index		-8.0	5.9	6.5	9.1	8.0
Equity Income Composite	12/1/03	-7.3	5.4	6.9	10.9	11.0
Russell 3000 Value Index		-8.0	5.9	6.5	9.1	8.1
Focused Value Composite	9/1/04	-18.4	2.5	3.5	7.9	9.3
Russell 3000 Value Index		-8.0	5.9	6.5	9.1	7.8
Small Cap Opportunity Composite	7/1/04	-16.0	6.3	7.7	10.5	10.4
Russell 2000 Index		-20.4	3.1	4.1	7.9	7.5
Small Cap Growth Composite	7/1/04	-25.0	11.4	12.4	14.4	10.6
Russell 2000 Growth Index		-26.4	0.6	3.5	7.1	7.6
Smid Cap Growth Composite	1/1/06	-32.8	10.3	13.5	14.6	10.5
Russell 2500 Growth Index		-26.2	2.9	6.0	9.0	8.7

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

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Our total revenue decreased by $8.4 million, or 6.4%, to $123.2 million for year ended December 31, 2022, from $131.6 million for year ended December 31, 2021. This decrease was driven by market depreciation and net client outflows in discretionary assets under management.

Assets under management decreased by $3.4 billion, or 10.5%, to $28.9 billion at December 31, 2022 from $32.3 billion at December 31, 2021. Our decrease in assets under management for the year ended December 31, 2022 was attributable to a decrease in discretionary assets under management of $4.2 billion, partially offset by an increase in non-discretionary assets under management of $0.8 billion. The decrease in our discretionary assets under management was driven by market depreciation and net client outflows. With respect to our discretionary assets under management, equity assets decreased by 15.9% during the year ended December 31, 2022 and fixed income assets increased by 4.7% during the same period. With respect to our discretionary assets under management, most of our decrease came from our smid growth, multi cap growth, REIT and core international strategies with composite returns of -32.7%, -26.6%, -26.3%, and -26.0%, respectively, for the year ended December 31, 2022. Compared to the year ended December 31, 2021, there was an increase of $0.2 billion of client inflows, an increase of $7.8 billion in market depreciation and an increase of $0.3 billion in client outflows. Our market depreciation during the year ended December 31, 2022 constituted a 12.1% rate of decrease in our total assets under management compared to December 31, 2021, as compared to our market appreciation during the year ended December 31, 2021 which constituted a 13.3% rate of increase in our total assets under management compared to December 31, 2020. Sub-advised fund management revenue increased by $0.1 million for the year ended December 31, 2022 as compared to the prior year. Proprietary fund management revenue decreased by $0.4 million for the year ended December 31, 2022 as compared to the prior year as a result of market appreciation. As of December 31, 2022, the composition of our assets under management was 72% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 28% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue remained flat at $4.2 million for the years ended December 31, 2022 and 2021.

Performance fee revenue was $0 and $0.1 million for the years ended December 31, 2022 and 2021. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(in billions)	2022	2021	2020
Total AUM as of January 1,	$32.3	$27.8	$25.1
Discretionary AUM:
Total Discretionary AUM as of January 1,	25.1	20.6	18.8
New client accounts/assets	0.5	0.5	0.6	(1)
Closed accounts	(0.1)	(0.4)	(0.2)	(2)
Net cash (outflow)/inflow	(1.8)	0.1	(0.1)	(3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market (depreciation)/appreciation	(2.8)	4.3	1.5
Change to Discretionary AUM	(4.2)	4.5	1.8
Total Discretionary AUM at December 31,	20.9	25.1	20.6
Change to Non-Discretionary AUM	0.8	—	0.9	(5)
Total AUM as of December 31,	$28.9	$32.3	$27.8

(1)
Represents new account flows from both new and existing client relationships
(2)
Represents closed accounts of existing client relationships and those that terminated
(3)
Represents periodic cash flows related to existing accounts
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)
Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2022, 2021 and 2020, are set forth below:

	For the Years Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Compensation and benefits (1)	$71,610	$72,564	$(954)	(1.3)%
General and administrative	13,045	28,518	(15,473)	(54.3)%
Total expenses	$84,655	$101,082	$(16,427)	(16.3)%

	For the Years Ended December 31,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Compensation and benefits (1)	$72,564	$62,379	$10,185	16.3%
General and administrative	28,518	23,323	5,195	22.3%
Total expenses	$101,082	$85,702	$15,380	17.9%

(1)
For the years ended December 31, 2022 and 2021, $32,262 and $34,781, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2022. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Total expenses decreased by $16.4 million, or 16.3%, to $84.7 million for the year ended December 31, 2022 from $101.1 million for the year ended December 31, 2021. This decrease was attributable to a decrease in compensation and benefits expense of $1.0 million and a decrease in general and administrative expenses of $15.4 million.

Compensation and benefits expense decreased by $1.0 million, or 1.3%, to $71.6 million for the year ended December 31, 2022 from $72.6 million for the year ended December 31, 2021. The decrease was primarily attributable to a decrease in the accrual for bonuses of $2.3 million and a decrease in equity based compensation expense of $0.3 million due to a decrease in the number of unvested restricted stock units and unvested non-qualified stock options outstanding, partially offset by an increase in salaries and benefits expense of $1.7 million primarily as a result of merit-based increases and newly-hired staff.

General and administrative expenses decreased by $15.4 million, or 54.3%, to $13.0 million for the year ended December 31, 2022 from $28.5 million for the year ended December 31, 2021. The decrease was primarily attributable to decreases in the fair value of contingent consideration related to the Cortina Acquisition of $17.5 million, occupancy and related costs of $0.2 million and trade errors of $0.3 million. These decreases were partially offset by increases in professional fees of $0.6 million, portfolio and systems expenses of $0.3 million, travel and entertainment costs of $1.1 million, charitable donations of $0.1 million, office expenses of $0.1 million, training and conference expenses of $0.1 million, telephone and internet costs of $0.1 million and an increase in the fair value of contingent consideration related to the Neosho Acquisition of $0.1 million. Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

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

General and administrative expenses increased by $5.2 million, or 22.3%, to $28.5 million for the year ended December 31, 2021 from $23.3 million for the year ended December 31, 2020. The increase was primarily attributable to increases in the fair value of contingent consideration related to the Cortina Acquisition of $4.6 million, professional fees of $0.1 million, portfolio and systems expenses of $0.4 million, sub-advisory and referrals fees of $0.1 million, insurance costs of $0.1 million, marketing and advertising costs of $0.1 million, administrative costs of $0.1 million and charitable donations of $0.1 million. These increases were partially offset by decreases in the fair value of contingent consideration related to the Neosho Acquisition of $0.3 million and occupancy and related costs of $0.1 million. Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

Other Income (Expense), Net

	For the Years Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Other income (expense), net	$260	$190	$70	36.8%
Interest income	24	7	17	242.9%
Interest expense	(416)	(383)	(33)	8.6%
Equity income from investments	(31)	1,534	(1,565)	-102.0%
Total other income (expense), net	$(163)	$1,348	$(1,511)	-112.1%

	For the Years Ended December 31,
(in thousands)	2021	2020	2021 vs. 2020 ($)	2021 vs. 2020 (%)
Other income (expense), net	$190	$243	$(53)	-21.8%
Interest income	7	13	(6)	-46.2%
Interest expense	(383)	(563)	180	-32.0%
Equity income from investments	1,534	898	636	70.8%
Total other income (expense), net	$1,348	$591	$757	128.1%

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Other income (expense), net decreased by $1.5 million, or 112.1% to ($0.2) million for the year ended December 31, 2022 from $1.3 million for the year ended December 31, 2021. There was a $0.2 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2022. The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes. Equity income from investments decreased by $1.6 million in 2022 as compared with the same period in the prior year as a result of decreased performance fee allocations. Interest expense increased for the year ended December 31, 2022 as compared to the prior year as a result of higher interest rates owed on borrowings under the credit facility. Interest income increased as a result of higher balances in interest-bearing accounts during the year.

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

Provision for Income Taxes

Year Ended December 31, 2022 versus Year Ended December 31, 2021

The provision for income taxes was $7.6 million and $6.9 million for the years ended December 31, 2022 and 2021, respectively. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2022 and 2021 was 19.8% and 21.7%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2022	2021	2020
Reconciliation of non-GAAP financial measure:
Net income	$30,793	$24,946	$17,478
GAAP Provision for income taxes	7,606	6,923	5,394
Delaware Franchise Tax	200	200	200
Interest expense	416	383	563
Interest income	(24)	(7)	(13)
Depreciation and amortization	3,883	3,923	3,968
Equity-based compensation	1,149	1,126	659
Other adjustments (A)	(12,002)	5,947	2,047
Adjusted EBITDA	$32,021	$43,441	$30,296
Adjusted EBITDA Margin	26.0%	33.0%	28.1%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$30,793	$24,946	$17,478
GAAP Provision for income taxes	7,606	6,923	5,394
Delaware Franchise Tax	200	200	200
Other adjustments (A)	(12,002)	5,947	2,047
Adjusted earnings before provision for income taxes	26,597	38,016	25,119
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(6,915)	(9,884)	(6,531)

Adjusted net income	$19,682	$28,132	$18,588

GAAP net income per share (B):
Basic and diluted	$1.92	$1.52	$1.05
Adjusted earnings per share/unit (B):
Basic	$1.40	$1.95	$1.29
Diluted	$1.35	$1.89	$1.28
Shares/units outstanding:
Basic Class A shares outstanding	9,560	9,869	9,651
Basic Class B shares/units outstanding	4,545	4,594	4,722
Total basic shares/units outstanding	14,105	14,463	14,373

Diluted Class A shares outstanding (C)	9,592	9,891	9,659
Diluted Class B shares/units outstanding (D)	5,011	5,017	4,883
Total diluted shares/units outstanding	14,603	14,908	14,542

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2022	2021	2020
Acquisition costs (a)	$37	$363	$350
Severance	13	10	—
Other (b)	(12,052)	5,574	1,697
Total other adjustments	$(12,002)	$5,947	$2,047

(a)
In 2022, represents insurance costs of $22 and professional fees of $15 related to the acquisition of Cortina. In 2021, represents equity-based compensation of $300 related to restricted stock unit grants issued to two associates hired as part of the Cortina Acquisition in conjunction with their admission to Silvercrest L.P., insurance costs of $45 and professional fees of $18 related to the Cortina Acquisition. In 2020, represents legal and other professional fees of $90, insurance costs of $45 related to the acquisition of Cortina, and costs related to the integration of Cortina’s operations of $215.
(b)
In 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($11,781), a fair value adjustment to the Neosho contingent purchase price consideration of ($299), an adjustment to the fair value of the tax receivable agreement of ($202), an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, expenses related to obtaining a business license of $26, system implementation costs of $6 and expenses related to the Coronavirus pandemic of $6. In 2021, represents a fair value adjustment to the Cortina contingent purchase price consideration of $5,670, an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $191, partially offset by a fair value adjustment to the Neosho contingent purchase price consideration of ($365) and an adjustment to the fair value of our tax receivable agreement of ($114). In 2020, represents expenses of $22 related to office renovations, an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, professional fees related to a new audit requirement of $13, a fair value adjustment to the Cappiccille contingent purchase price consideration of $126, a fair value adjustment to the Cortina contingent purchase price consideration of $1,100, a fair value adjustment to the Jamison contingent purchase price consideration of $70 a fair value adjustment to the Neosho contingent purchase price consideration of ($75), an adjustment to the fair value of our tax receivable agreement of ($186) and expenses related to the Coronavirus pandemic of $435.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 31,974 and 21,704 unvested restricted stock units at December 31, 2022 and 2021, respectively.
(D)	Includes 212,927 and 170,854 unvested restricted stock units and 252,904 and 252,904 non-qualified stock options at December 31, 2022 and 2021, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with SOFR. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to our subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. As of December 31, 2022 and 2021, we had $6.3 million and $9.0 million outstanding under the term loan. We were in compliance with the covenants under the credit facility as of December 31, 2022 and 2021.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2022, 2021 and 2020.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash and cash equivalents	$77,432	$85,744	$62,498
Accounts receivable	$9,118	$8,850	$8,341
Due from Silvercrest Funds	$577	$428	$1,018

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $8.9 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2022, 2021 and 2020. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$23,383	$44,278	$26,846
Net cash used in investing activities	(956)	(908)	(626)
Net cash used in financing activities	(30,739)	(20,124)	(16,554)
Net change in cash	$(8,312)	$23,246	$9,666

Operating Activities

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Operating activities provided $23.4 million and $44.3 million for the years ended December 31, 2022 and 2021, respectively. This difference is primarily the result of increases in net income of $5.8 million, deferred tax expense of $3.1 million, operating lease liabilities of $0.9 million, a decrease in equity income from investments of $1.6 million and distributions received from investment funds of $0.6 million. These increases were partially offset by a change in the TRA liability of $0.1 million, a change in prepaid and other assets of $2.9 million, and decreases in accounts receivable of $0.5 million due to timing of payments received from clients, non-cash lease expense of $1.5 million, equity-based compensation expense of $0.3 million, accounts payable and accrued expenses of $17.8 million, primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition and accrued compensation of $9.8 million.

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

Investing Activities

Year Ended December 31, 2022 versus Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, investing activities used $1.0 million and $0.9 million, respectively. The primary use of cash during 2022 and 2021was for the acquisition of furniture, equipment and leasehold improvements.

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

Financing Activities

Year Ended December 31, 2022 versus Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, financing activities used $30.7 million and $20.1 million, respectively. Dividends of $6.8 million and $6.4 million were paid during 2022 and 2021, respectively, to Class A shareholders. Payments received from partners on notes receivable was $0.2 million in each of 2022 and 2021. Distributions to partners of Silvercrest L.P. of $7.9 million and $6.7 million were paid during 2022 and 2021, respectively. Repayment of borrowings under the credit facility was $2.7 million and $3.6 million in 2022 and 2021, respectively. Payments of contingent purchase price consideration totaled $4.6 million and $3.0 million in 2022 and 2021, respectively. During 2022 and 2021, approximately 476 thousand and 33 thousand shares of Class A common stock of Silvercrest Asset Management Group Inc. were purchased at a cost of $8.8 million and $0.5 million, respectively.

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

As of December 31, 2022 and 2021, $6.3 million and $9.0 was outstanding under our term loan with City National Bank.

As of December 31, 2022 and 2021, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Contractual Obligations

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2022 or December 31, 2021.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2022, 2021 and 2020, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2022 AUM	$22.4	$3.6	$2.9	$28.9
December 31, 2021 AUM	$25.3	$5.4	$1.6	$32.3

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2022 was approximately $30.6 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.1 billion for the year ended December 31, 2022, which would cause an annualized increase or decrease in revenues of approximately $12.3 million for the year ended December 31, 2022, at a weighted average fee rate for the year ended December 31, 2022 of 0.40%.

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

Equity-Based Compensation

Restricted Stock Units and Stock Options

On November 2, 2012, our board of directors adopted the 2012 Equity Incentive Plan.

Information regarding restricted stock units and stock options can be found in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

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

Recently Issued Accounting Pronouncements

Information regarding recent accounting developments and their impact on Silvercrest can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2022, 2021 and 2020 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2022.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal controls over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements
(i)
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
(ii)
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
(iii)
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020
(iv)
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
(v)
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

4.7*

Tenth Amendment to Credit Agreement, dated as of February 15, 2022, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q filed on May 5, 2022).

4.8*

Eleventh Amendment to Credit Agreement, dated as of June 17, 2022, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 17, 2022).

4.9*

Amendment to the Silvercrest Asset Management Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed on June 17, 2022).

10.1*

Form of Second Amended and Restated Limited Partnership Agreement of Silvercrest L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed April 19, 2013).

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*+	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.4*	Credit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed June 25, 2013).

10.5*	First Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 23, 2016).

10.6*+	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 6, 2015).

10.7*

First Amendment to Lease, dated December 23, 2015, by and between RXR 1330 Owner LLC and Silvercrest Asset Management Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 10, 2016).

10.8*	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 21, 2017).

10.9*	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 1, 2018).

10.10*+	Employment agreement with Richard R. Hough III dated September 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 24, 2018).

10.11*	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 24, 2018).

10.12*	Sixth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 25, 2019).

10.13*	Seventh Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed July 2, 2019).

10.14*	Eighth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed June 19, 2020).

10.15*

Amendment to Restricted Stock Unit Award Agreement among Silvercrest Asset Management Group Inc. and Brian D. Dunn, dated July 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.16*+	Employment agreement with J. Allen Gray dated July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.17*	Ninth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed June 17, 2021).

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under "Signatures").

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed

** Filed herewith

*** Furnished herewith

+ Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 2, 2023.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2022 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 2023:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 2, 2023

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 2, 2023

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 2, 2023

/s/ Richard J. Burns
Richard J. Burns	Director	March 2, 2023

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 2, 2023

/s/ Darla M. Romfo
Darla M. Romfo	Director	March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Fair Value Adjustment - Cortina Contingent Consideration — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Cortina Asset Management, LLC (“Cortina”) on July 1, 2019 for cash consideration of $33.577 million and $8.952 in Class B Units of Silvercrest L.P. In addition, the purchase agreement provided for up to $26.209 million of potential earn out payments (“contingent consideration”) over four years.

A fair value adjustment to contingent purchase price consideration of ($11,780) million was recorded for the year ended December 31, 2022. The Company recognized the estimated contingent consideration for Cortina at fair value at year end in the amount of $2 thousand, using the income approach.

The change in the Company’s contingent consideration is based on revenue growth, however the payoffs are nonlinear and path-dependent. Accordingly, the Monte Carlo Simulation model is used. Furthermore, the significant inputs used in establishing the fair value include revenue growth rate, discount rate, and volatility rate. These are unobservable and reflect the Company’s own judgements about the assumptions market participants would use in pricing the liability.

These judgments resulted in a significant fair value adjustment of the Cortina contingent consideration.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Cortina contingent consideration included the following:

1.
We tested the effectiveness of internal controls over the Cortina contingent consideration, including management’s controls over the valuation methodology for estimating the fair value and revenue forecasts.
2.
We tested management’s methodology for establishing the fair value at year end related to the Cortina contingent consideration to verify that the liability was not undervalued.
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

March 2, 2023

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 2, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 2, 2023

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$77,432	$85,744
Investments	146	1,588
Receivables, net	9,118	8,850
Due from Silvercrest Funds	577	428
Furniture, equipment and leasehold improvements, net	5,021	5,257
Goodwill	63,675	63,675
Operating lease assets	23,653	26,130
Finance lease assets	342	247
Intangible assets, net	21,349	23,924
Deferred tax asset—tax receivable agreement	6,915	10,797
Prepaid expenses and other assets	4,447	2,678
Total assets	$212,675	$229,318
Liabilities and Equity
Accounts payable and accrued expenses	$1,704	$19,820
Accrued compensation	39,734	41,707
Borrowings under credit facility	6,337	9,025
Operating lease liabilities	29,552	32,371
Finance lease liabilities	344	253
Deferred tax and other liabilities	9,172	9,334
Total liabilities	86,843	112,510
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,068,369 and 9,559,587 issued and outstanding, respectively, as of December 31, 2022; 9,902,184 and 9,869,101 issued and outstanding, respectively, as of December 31, 2021	101	99
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,545,380 and 4,593,687 issued and outstanding as of December 31, 2022 and 2021, respectively	44	45
Additional Paid-In Capital	53,982	52,936
Treasury stock, at cost, 508,782 and 33,083 shares as of December 31, 2022 and 2021, respectively	(9,295)	(512)
Retained earnings	39,761	27,782
Total Silvercrest Asset Management Group Inc.’s equity	84,593	80,350
Non-controlling interests	41,239	36,458
Total equity	125,832	116,808
Total liabilities and equity	$212,675	$229,318

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2022	2021	2020
Revenue
Management and advisory fees	$118,725	$126,976	$103,775
Performance fees and allocations	2	86	—
Family office services	4,490	4,541	4,208
Total revenue	123,217	131,603	107,983
Expenses
Compensation and benefits	71,610	72,564	62,379
General and administrative	13,045	28,518	23,323
Total expenses	84,655	101,082	85,702
Income before other income (expense), net	38,562	30,521	22,281
Other income (expense), net
Other income (expense), net	260	190	243
Interest income	24	7	13
Interest expense	(416)	(383)	(563)
Equity income from investments	(31)	1,534	898
Total other income (expense), net	(163)	1,348	591
Income before provision for income taxes	38,399	31,869	22,872
Provision for income taxes	(7,606)	(6,923)	(5,394)
Net income	30,793	24,946	17,478
Less: net income attributable to non-controlling interests	(11,965)	(10,253)	(7,518)
Net income attributable to Silvercrest	$18,828	$14,693	$9,960
Net income per share:
Basic	$1.92	$1.52	$1.05
Diluted	$1.92	$1.52	$1.05
Weighted average shares outstanding:
Basic	9,792,928	9,673,597	9,503,197
Diluted	9,821,441	9,690,309	9,510,720

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2020	9,330	$93	5,031	$49	$49,246	—	$—	$15,648	65,036	$32,771	$97,807
Distributions to partners	—	—	—	—	—	—	—	—	—	(6,297)	(6,297)
Equity-based compensation	3	—	9	—	106	—	—	—	106	585	691
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	300	300
Net Income	—	—	—	—	—	—	—	9,960	9,960	7,518	17,478
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(462)	—	—	—	(462)	—	(462)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(8)	(8)
Share Conversion	318	3	(318)	(3)	2,149	—	—	—	2,149	(2,149)	—
Dividends paid on Class A common stock - $0.64 per share	—	—	—	—	—	—	—	(6,110)	(6,110)	—	(6,110)
December 31, 2020	9,651	$96	4,722	$46	$51,039	—	$—	$19,498	$70,679	$32,720	$103,399
Distributions to partners	—	—	—	—	—	—	—	—	—	(6,680)	(6,680)
Issuance of Class B shares	—	—	102	1	—	—	—	—	1	1,173	1,174
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	(475)	(475)
Equity-based compensation	0	1	21	—	211	—	—	—	212	1,214	1,426
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	228	228
Net Income	—	—	—	—	—	—	—	14,693	14,693	10,253	24,946
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(283)	—	—	—	(283)	—	(283)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(6)	(6)
Share Conversion	251	2	(251)	(2)	1,969	—	—	—	1,969	(1,969)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(33)	—	—	—	—	33	(512)	—	(512)	—	(512)
Dividends paid on Class A common stock - $0.66 per share	—	—	—	—	—	—	—	(6,409)	(6,409)	—	(6,409)
December 31, 2021	9,869	$99	4,594	$45	$52,936	33	$(512)	$27,782	$80,350	$36,458	$116,808
Distributions to partners	—	—	—	—	—	—	—	—	—	(7,912)	(7,912)
Issuance of Class B shares	—	—	68	1	—	—	—	—	1	1,148	1,149
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	50	—	220	—	—	—	220	929	1,149
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	172	172
Net Income	—	—	—	—	—	—	—	18,828	18,828	11,965	30,793
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(692)	—	—	—	(692)	—	(692)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(3)	(3)
Share Conversion	167	2	(167)	(2)	1,518	—	—	—	1,518	(1,518)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(476)	—	—	—	—	476	(8,783)	—	(8,783)	—	(8,783)
Dividends paid on Class A common stock - $0.70 per share	—	—	—	—	—	—	—	(6,849)	(6,849)	—	(6,849)
December 31, 2022	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$39,761	$84,593	$41,239	$125,832

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income	$30,793	$24,946	$17,478
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,149	1,426	659
Depreciation and amortization	3,883	3,923	3,968
Deferred income taxes	3,967	901	2,229
Tax receivable agreement fair value adjustment	(202)	(114)	(186)
Non-cash interest on notes receivable from partners	(3)	(6)	(8)
Non-cash lease expense	2,477	3,938	3,417
Distributions received from investment funds	1,411	861	1,765
Equity income from investments	31	(1,534)	(898)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(417)	81	1,296
Prepaid expenses and other assets	(2,765)	116	(815)
Accounts payable and accrued expenses	(12,161)	5,616	63
Accrued compensation	(1,973)	7,858	1,597
Operating lease liabilities	(2,819)	(3,756)	(3,721)
Other liabilities	—	(3)	2
Interest payable on notes payable	12	25	—
Net cash provided by operating activities	23,383	44,278	26,846
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(956)	$(908)	$(626)
Net cash used in investing activities	(956)	(908)	(626)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$(4,568)	$(3,045)	$(741)
Repayments of notes payable	(2,700)	(3,600)	(3,600)
Principal payments on financing leases	(120)	(118)	(111)
Distributions to partners	(7,912)	(6,680)	(6,297)
Dividends paid on Class A common stock	(6,828)	(6,397)	(6,105)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(8,783)	(512)	—
Payments from partners on notes receivable	172	228	300
Net cash used in financing activities	(30,739)	(20,124)	(16,554)
Net (decrease) increase in cash and cash equivalents	(8,312)	23,246	9,666
Cash and cash equivalents, beginning of year	85,744	62,498	52,832
Cash and cash equivalents, end of year	$77,432	$85,744	$62,498

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$5,195	$4,848	$3,129
Interest	345	315	523

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$—	$475	$—
Issuance of Class B units of Silvercrest L. P. in conjunction with the acquisition of Neosho	25	25	—
Issuance of Class B units of Silvercrest L. P. in conjunction with the acquisition of Cortina	1,122	674	—
Recognition of deferred tax assets as a result of share conversions	648	566	883
Assets acquired under capital leases	211	137	78
Accrued dividends	21	12	5

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2022, 2021 and 2020

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,559,587 Class A units or approximately 67.4% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of December 31, 2022 this liability is estimated to be $8,877 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

For the years ended December 31, 2022, 2021 and 2020, the valuation adjustment to the TRA related to the underlying deferred tax assets was $202, $114 and $186, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax. For the years ended December 31, 2022, 2021 and 2020, Silvercrest made TRA payments totaling $763, $669 and $610, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of and for the years ended December 31, 2022, 2021 and 2020. All intercompany transactions and balances have been eliminated.

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

As of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2022 and 2021, Silvercrest holds approximately 66.8% and 67.5%, respectively, of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2022 and 2021. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2022, 2021 and 2020.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2022, 2021 and 2020, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2022 and 2021. No goodwill impairment charges were recorded during the years ended December 31, 2022, 2021 and 2020.

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

As of December 31, 2022 and 2021, the Company had purchased 508,782 and 33,083 shares, respectively, of Class A common stock for an aggregate price of approximately $9,295 and $512, respectively.

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

Fair value adjustments to contingent purchase price consideration of ($11,780), $5,670 and $1,100 were recorded for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general and administrative expenses in the Consolidated Statement of Operations for the years then ended. SAMG LLC has a liability of $2 and $17,400 as of December 31, 2022 and 2021, respectively, for contingent consideration related to earnout payments to be made in conjunction with the Cortina Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

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

Cortina revenue and income before provision for income taxes for the twelve months ended December 31, 2022 and 2021 that are included in the Consolidated Statement of Operations are $11,437 and $2,543, and $14,739 and $5,569, respectively.

During 2022 and 2021, the Company incurred $15 and $18, respectively, in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Consolidated Statement of Operations.

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

Fair value adjustments to contingent purchase price consideration of ($299), ($365) and ($75) were recorded for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended. The Company has a liability of $164 and $563 for contingent consideration related to earnout payments to be made in conjunction with the Neosho Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021, respectively. During each of the years ended December 31, 2022 and 2021, the Company made contingent purchase price payments to Neosho of $100 in the form of $75 in cash and $25 in equity.

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

Fair value adjustments to contingent purchase price consideration of $0, $0, $126 were recorded for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for the year then ended. The Company has a liability of $0 for contingent consideration related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company made contingent purchase price payments to Cappiccille of $0 and $114, respectively.

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

Fair value adjustments to contingent purchase price consideration of $0, $0 and $70 were recorded for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for each of the years then ended. The Company has a liability of $0 for contingent consideration related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company made contingent purchase price payments to Jamison of $0 and $160, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $146 and $1,588 as of December 31, 2022 and 2021, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2022 and 2021, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2022 and 2021, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the years ended December 31, 2022 and 2021:

Balance at January 1, 2021	16,402
Additions to estimated contingent consideration	—
Payments of contingent consideration	(3,744)
Non-cash changes in fair value of estimated contingent consideration	5,305
Balance at December 31, 2021	$17,963
Additions to estimated contingent consideration	—
Payments of contingent consideration	(5,717)
Non-cash changes in fair value of estimated contingent consideration	(12,080)
Balance at December 31, 2022	$166

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 and 2021 are summarized below:

Monte Carlo Simulation Model	December 31, 2022	December 31, 2021	Fair Value Hierarchy
Fair Value	$166	$17,963	Level 3
Forecasted growth rate	1.20%	16.70%
Discount rate	14.80%	10.74%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At December 31, 2022 and December 31, 2021, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$77,432	$77,432	$85,744	$85,744	Level I (1)
Investments	$146	$146	$1,588	$1,588	N/A (2)

Financial liabilities:
Borrowings under credit facility	$6,300	$6,300	$9,000	$9,000	Level II (3)

(1)
Includes $1,416 and $1,398 of cash equivalents at December 31, 2022 and 2021, respectively, that fall under Level I in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2022 and December 31, 2021:

	2022	2021
Management and advisory fees receivable	$3,581	$3,379
Unbilled receivables	5,983	5,917
Other receivables	2	2
Receivables	9,566	9,298
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$9,118	$8,850

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2022 and December 31, 2021:

	2022	2021
Leasehold improvements	$7,859	$7,859
Furniture and equipment	9,213	8,258
Artwork	505	505
Total cost	17,577	16,622
Accumulated depreciation and amortization	(12,556)	(11,365)
Furniture, equipment and leasehold improvements, net	$5,021	$5,257

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1,191, $1,175, and $1,117, respectively.

During 2022, the Company wrote off leased assets with a cost of $194 and accumulated depreciation of $143. During 2021, the Company wrote off leased assets with a cost of $120 and accumulated depreciation of $95.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2022 and December 31, 2021:

	2022	2021
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2022 and December 31, 2021:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2022	$44,060	$2,461	$46,521
Balance, December 31, 2022	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2022	(20,136)	(2,461)	(22,597)
Amortization expense	(2,575)	—	(2,575)
Balance, December 31, 2022	(22,711)	(2,461)	(25,172)
Net book value	$21,349	$—	$21,349
Cost
Balance, January 1, 2021	$44,060	$2,461	$46,521
Balance, December 31, 2021	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2021	(17,507)	(2,461)	(19,968)
Amortization expense	(2,629)	—	(2,629)
Balance, December 31, 2021	(20,136)	(2,461)	(22,597)
Net book value	$23,924	$—	$23,924

Amortization expense related to intangible assets was $2,575, $2,629 and $2,733 for the years ended December 31, 2022, 2021 and 2020, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2023	$2,416
2024	2,289
2025	2,193
2026	1,832
2027	1,828
Thereafter	10,791
Total	$21,349

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company did not have any outstanding borrowings under the revolving credit loan. As of December 31, 2022 and 2021, the Company had $6,300 and $9,000, respectively, outstanding under the term loan. Accrued but unpaid interest was $37 and $25 as of December 31, 2022 and 2021, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $382, $366 and $548 for the years ended December 31, 2022, 2021 and 2020.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2022, 2021 and 2020 amounted to $6,429, $6,454 and $6,382, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2022, 2021 and 2020 of $154, $154, and $154, respectively. Therefore, for the years ended December 31, 2022, 2021 and 2020, net rent expense amounted to $6,275, $6,300 and $6,228, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2022 and 2021. The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2022 and 2021. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

In January 2016, the Company entered into a lease agreement for office space in Princeton, NJ. The lease commenced April 23, 2016 and expired on August 31, 2022. This lease replaced the Princeton lease discussed above that expired on April 30, 2016. Monthly rent expense on this lease was $6. The lease was subject to escalation clauses, and provided for a rent-free period of five months.

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

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI. The lease was extended on June 17, 2020 and expired on December 31, 2022. Monthly rent expense was $12. On December 5, 2022 this lease was amended to extend the termination date to June 30, 2023. Monthly rent is $12.

On November 14, 2022, the Company entered into a lease agreement for office space in Milwaukee, WI. The lease commences once the landlord has completed work on the space and expires 132 months after the commencement date. The lease agreement provides for a rent-free period of 24 months. Monthly rent expense under this lease will be $20.

The components of lease expense for the years ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,	Year Ended December 31,
	2022	2021
Operating Lease Cost	$6,108	$6,133
Financing Lease Cost:
Amortization of ROU assets	116	119
Interest on lease liabilities	9	11
Total	125	130

Future minimum lease payments and rentals under lease agreements for office space which expire through 2028 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2023	$6,171	$(36)	$6,135
2024	6,150	—	6,150
2025	6,209	—	6,209
2026	6,266	—	6,266
2027	6,219	—	6,219
Thereafter	6,423	—	6,423
	37,438	(36)	37,402
Weighted-average remaining lease term – operating leases (months)			71.7
Weighted-average discount rate			4.4%

The Company has finance leases for the following office equipment: (i) a three year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continued through January 31, 2021, (ii) a three year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continued through February 28, 2022, (iii) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continued through May 31, 2022, (iv) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continued through November 30, 2021, (v) a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continued through July 31, 2022, (vi) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and was disposed in September 2022, (vii) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and was disposed in September 2022, (viii) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (ix) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (x) a five year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (xi) a three year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024, (xii) a four year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (xiii) a three year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (xiv) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through November 30, 2025, and (xv) a five year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027. The aggregate principal balance of finance leases was $344 and $253 as of December 31, 2022 and 2021, respectively.

The assets relating to finance leases that are included in equipment as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Finance lease assets included in furniture and equipment	$503	$434
Less: Accumulated depreciation and amortization	(161)	(187)
	$342	$247

Depreciation expense relating to finance lease assets was $116, $119 and $118 for the years ended December 31, 2022, 2021 and 2020, respectively.

During 2022, the Company wrote off leased assets with a cost of $194 and accumulated depreciation of $143. During 2021, the Company wrote off leased assets with a cost of $120 and accumulated depreciation of $95.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
2023	109
2024	85
2025	75
2026	45
2027	31
Thereafter	—
Total	$345
Weighted-average remaining lease term – finance leases (months)	44.7
Weighted-average discount rate	3.0%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $7,912, $6,680 and $6,297 for the years ended December 31, 2022, 2021 and 2020, respectively. Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2022, 2021 and 2020 amounted to $34,429, $27,819 and $27,328, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2022, 2021 and 2020. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the years ended December 31, 2022, 2021 and 2020, SLP accrued partner incentive allocations of $32,262, $34,781 and $27,467, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2022
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,559,587	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,545,380	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During 2022 and 2021, Silvercrest granted 10,270 and 14,318 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 31,974 remain unvested as of December 31, 2022.
(3)
Each share of Class B common stock is entitled to one vote per share.

(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,545,380 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 212,927 restricted stock units which will vest and settle in the form of Class B units of SLP. The 212,927 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.
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

During the year ended December 31, 2022, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2022		9,869,101
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2022	2,889
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2022	31,922
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2022	7,549
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	August 2022	(148,579)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2022	770
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	September 2022	(136,930)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	September 2022	740
Purchase of Class A common stock Silvercrest Asset Management Group Inc.	November 2022	(57,000)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2022	13,933
Purchase of Class A common stock Silvercrest Asset Management Group Inc.	December 2022	(133,190)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	December 2022	108,382
Class A common shares outstanding - December 31, 2022		9,559,587

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2022		4,593,687
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2022	(2,889)
Issuance of Class B common stock in connection with the Neosho Acquisition	April 2022	1,224
Issuance of Class B common stock upon vesting of restricted stock units	May 2022	50,081
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2022	(31,922)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2022	(7,549)
Issuance of Class B common stock in connection with the Cortina Acquisition	July 2022	66,573
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2022	(770)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	September 2022	(740)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2022	(13,933)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	December 2022	(108,382)
Class B common shares outstanding - December 31, 2022		4,545,380

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

In November 2022, the Company redeemed 13,933 shares of Class B common stock from certain existing partners, in connection with the exchange of 13,933 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In December 2022, the Company redeemed 108,382 shares of Class B common stock from certain existing partners, in connection with the exchange of 108,382 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement

On July 29, 2021, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $15,000 of the Company’s outstanding Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) one or more 10b5-1 share trading plans, to be established with one or more banks or brokers (the “Trading Plans”), (b) pursuant to accelerated share repurchase programs with one or more investment banks or other financial intermediaries (the “ASR Programs”), or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Common Stock.

As of December 31, 2022 and 2021, the Company had purchased 508,782 and 33,083 shares, respectively, of Class A common stock for an aggregate price of approximately $9,295 and $512, respectively.

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

Notes receivable from partners are as follows:

	December 31, 2022	December 31, 2021
Beginning balance	$606	$353
New notes issued to partners	—	475
Repayment of notes	(172)	(228)
Interest accrued and capitalized on notes receivable	3	6
Ending balance	$437	$606

Full recourse notes receivable from partners as of December 31, 2022 and 2021 are $437 and $606, respectively. There were no limited recourse notes receivable from partners as of December 31, 2022 and 2021. There is no allowance for credit losses on notes receivable from partners as of December 31, 2022 and 2021.

13. RELATED PARTY TRANSACTIONS

During 2022 and 2021, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the years ended December 31, 2022, 2021 and 2020 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $4,413, $4,711, and $4,633, respectively, and performance fees and allocations of $0, $1,407, and $898, respectively, which is included in equity income from investments in the Consolidated Statements of Operations. As of December 31, 2022 and 2021, the Company was owed $577 and $428, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2022, 2021 and 2020, the Company earned advisory fees of $1,689, $1,706 and $1,348, respectively, from assets managed on behalf of certain of its partners. As of December 31, 2022 and 2021, the Company is owed approximately $4 and $8, respectively, from certain of its partners, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

Income before tax expense for 2022 was $38,399. Of this amount $38,789 is from domestic sources and ($390) is from foreign sources. Prior to 2022 there were no amounts that were from foreign sources and all amounts in years prior to 2022 were from domestic sources.

	Year Ended December 31,
	2022	2021	2020
Current Provision:
Federal	$1,997	$3,417	$1,309
State and local	1,642	2,605	1,856
Foreign	—	—	—
Total Current Provision	3,639	6,022	3,165
Deferred Provision:
Federal	2,653	611	1,513
State and local	1,314	290	716
Foreign	—	—	—
Total Deferred Provision	3,967	901	2,229
Total Provision for Income Taxes	$7,606	$6,923	$5,394

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.

As of December 31, 2022 and 2021, the Company had a net deferred tax asset of $6,634 and $10,702, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2022	2021
Deferred tax assets
Intangible assets	$10,933	$12,660
Deferred leases	440	443
Net operating losses, foreign subsidiary	68	—
Total deferred tax assets	$11,441	$13,103
Deferred tax liabilities
Intangible assets	$317	$142
Right of use assets	352	357
Investment on underlying SLP partnership	4,018	1,863
Other	52	39
Total deferred tax liabilities	4,739	2,401
Net deferred tax assets (liabilities)	6,702	10,702
Less: Valuation allowance	(68)	—
Net deferred tax assets (liabilities)	$6,634	$10,702

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to Partners	(6.84)%	(7.05)%	(7.10)%
State and local income taxes	6.30%	7.56%	9.32%
Permanent items	(0.77)%	(0.03)%	(0.13)%
Foreign rate differential	(0.18)%	—	—
Other	0.12%	0.24%	0.49%
Change in valuation allowance	0.18%	—	—
Effective income tax rate	19.81%	21.72%	23.58%

During 2022, the Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $68 at December 31, 2022. There were no valuation allowances at December 31, 2021.

Of the total net deferred taxes at December 31, 2022 and 2021, $93 and $31, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2022, the Company’s U.S. federal income tax returns for the years 2019 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination.

The impact from the Inflation Reduction Act of 2022 is incorporated in the 2022 financials. There was no material impact to the Company.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at December 31, 2022 and 2021.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of December 31, 2022 and 2021, 1,140,265 and 192,689 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

In November 2022, the Company granted 92,154 RSUs under the 2012 Equity Incentive Plan at a fair value of $18.99 per share to existing Class B unit holders. These RSUs will vest and settle in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

A summary of the NQO grants by the Company as of December 31, 2022 and 2021 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at December 31, 2021	252,904	$10.18 – 14.54
Total granted at December 31, 2022	252,904	$10.18 – 14.54

A summary of the RSU grants by the Company as of December 31, 2022 and 2021 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2021	83,150	$10.18 – 14.54
Granted in January 2021	21,598	13.89
Vested in January 2021	(21,598)	(13.89)
Granted in May 2021	129,314	13.91 – 14.61
Vested in May 2021	(21,732)	(10.18 – 14.61)
Granted in August 2021	1,827	15.96
Total granted at December 31, 2021	192,559	$10.18 – 15.96
Granted in May 2022	10,270	21.42
Vested in May 2022	(50,082)	(10.18 – 14.54)
Granted in November 2022	92,154	18.99
Total granted at December 31, 2022	244,901	$10.18 – 21.42

For the years ended December 31, 2022 and 2021, the Company recorded compensation expense related to such RSUs and NQOs of $1,149 and $1,426, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended. As of December 31, 2022 and 2021, there was $2,860 and $2,047, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2022 and 2021, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.92 and 1.22 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2022, 2021 and 2020, Silvercrest made matching contributions of $97, $106 and $160, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2022, 2021 and 2020, the Company utilized “soft dollar” credits of $843, $697 and $824, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2021 and 2020.

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$33,510	$32,173	$29,042	$28,492
Income before other income (expense), net	$15,439	$11,900	$7,102	$4,121
Net income	$12,396	$9,473	$5,643	$3,281
Net income attributable to Silvercrest	$7,568	$5,770	$3,433	$2,057
Net income per share/unit - basic	$0.77	$0.58	$0.35	$0.22
Net income per share/unit - diluted	$0.77	$0.58	$0.35	$0.22
Weighted average shares/units outstanding - basic	9,869,444	9,887,018	9,815,157	9,603,073
Weighted average shares/units outstanding - diluted	9,891,148	9,913,437	9,847,131	9,635,047

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$31,237	$33,101	$33,461	$33,804
Income before other income (expense), net	$5,688	$7,342	$8,181	$9,310
Net income	$4,335	$5,661	$6,354	$8,596
Net income attributable to Silvercrest	$2,552	$3,335	$3,723	$5,083
Net income per share/unit - basic	$0.26	$0.35	$0.38	$0.53
Net income per share/unit – diluted	$0.26	$0.35	$0.38	$0.53
Weighted average shares/units outstanding - basic	9,651,765	9,662,809	9,670,054	9,709,169
Weighted average shares/units outstanding - diluted	9,660,007	9,678,466	9,691,103	9,730,873

*****