Form 10-Q
period 2023-03-31
Silvercrest Asset Management Group Inc.
filed 2023-05-04
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 1, 2023 was 9,473,655 and 4,543,825, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients from whom we derive a substantial portion of our assets under management, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse economic or market conditions, including the continued adverse effects of the coronavirus pandemic, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$41,636	$77,432
Investments	146	146
Receivables, net	9,752	9,118
Due from Silvercrest Funds	1,175	577
Furniture, equipment and leasehold improvements, net	5,784	5,021
Goodwill	63,675	63,675
Operating lease assets	23,720	23,653
Finance lease assets	313	342
Intangible assets, net	20,719	21,349
Deferred tax asset—tax receivable agreement	6,617	6,915
Prepaid expenses and other assets	5,076	4,447
Total assets	$178,613	$212,675
Liabilities and Equity
Accounts payable and accrued expenses	$2,940	$1,704
Accrued compensation	8,064	39,734
Borrowings under credit facility	4,533	6,337
Operating lease liabilities	29,522	29,552
Finance lease liabilities	315	344
Deferred tax and other liabilities	9,195	9,172
Total liabilities	54,569	86,843
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 10,078,166 and 9,473,655 shares issued and outstanding as of March 31, 2023, respectively; 10,068,369 and 9,559,587 shares issued and outstanding as of and December 31, 2022, respectively	101	101
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,543,825 and 4,545,380 issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	44	44
Additional Paid-In Capital	53,976	53,982
Treasury Stock, at cost, 604,511 and 508,782 shares as of March 31, 2023 and December 31, 2022, respectively	(10,939)	(9,295)
Accumulated other comprehensive income (loss)	(2)	—
Retained earnings	41,241	39,761
Total Silvercrest Asset Management Group Inc.’s equity	84,421	84,593
Non-controlling interests	39,623	41,239
Total equity	124,044	125,832
Total liabilities and equity	$178,613	$212,675

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Management and advisory fees	$28,368	$32,448
Family office services	1,062	1,062
Total revenue	29,430	33,510
Expenses
Compensation and benefits	16,498	18,659
General and administrative	6,181	(588)
Total expenses	22,679	18,071
Income before other (expense) income, net	6,751	15,439
Other (expense) income, net
Other (expense) income, net	45	8
Interest income	19	1
Interest expense	(116)	(78)
Total other (expense) income, net	(52)	(69)
Income before provision for income taxes	6,699	15,370
Provision for income taxes	1,389	2,974
Net income	5,310	12,396
Less: net income attributable to non-controlling interests	(2,106)	(4,828)
Net income attributable to Silvercrest	$3,204	$7,568
Net income per share:
Basic	$0.34	$0.77
Diluted	$0.33	$0.77
Weighted average shares outstanding:
Basic	9,548,766	9,869,444
Diluted	9,577,901	9,891,148

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2022	9,869	$99	4,594	$45	$52,936	33	$(512)	$27,782	$80,350	$36,458	$116,808
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,685)	(2,685)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	157	157
Equity-based compensation	—	—	—	—	—	—	—	—	—	228	228
Net Income	—	—	—	—	—	—	—	7,568	7,568	4,828	12,396
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1	—	—	—	1	—	1
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	3	—	(3)	—	24	—	—	—	24	(24)	—
Dividends paid on Class A common stock - $0.17 per share	—	—	—	—	—	—	—	(1,681)	(1,681)	—	(1,681)
March 31, 2022	9,872	$99	4,591	$45	$52,961	33	$(512)	$33,669	$86,262	$38,961	$125,223

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2023	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	$84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(4,114)	(4,114)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	95	95
Equity-based compensation	8	—	—	—	—	—	—	—	—	—	312	312
Net Income	—	—	—	—	—	—	—	—	3,204	3,204	2,106	5,310
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	2	—	(2)	—	14	—	—	—	—	14	(14)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(96)	—	—	—	—	96	(1,644)	—		(1,644)	—	(1,644)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
March 31, 2023	9,474	$101	4,543	$44	$53,976	605	$(10,939)	$(2)	$41,241	$84,421	$39,623	$124,044

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$5,310	$12,396
Adjustments to reconcile net income to net cash (used in) operating activities:
Equity-based compensation	312	228
Depreciation and amortization	959	957
Deferred income taxes	302	1,801
Non-cash interest on notes receivable from partners	(1)	(1)
Interest on notes payable	(4)	(1)
Non-cash lease expense	(67)	1,098
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(1,232)	(1,452)
Prepaid expenses and other assets	(676)	(417)
Accounts payable and accrued expenses	1,277	(5,965)
Accrued compensation	(31,670)	(31,003)
Operating lease liabilities	(30)	(1,197)
Deferred and other liabilities	—	1
Net cash used in operating activities	(25,520)	(23,555)
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(1,063)	$(33)
Net cash used in investing activities	(1,063)	(33)
Cash Flows From Financing Activities
Repayments of notes payable	$(1,800)	$(900)
Principal payments on financing leases	(29)	(30)
Distributions to partners	(4,114)	(2,685)
Dividends paid on Class A common stock	(1,736)	(1,678)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(1,627)	—
Payments from partners on notes receivable	95	157
Net cash used in financing activities	(9,211)	(5,136)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net decrease in cash and cash equivalents	(35,796)	(28,724)
Cash and cash equivalents, beginning of period	77,432	85,744
Cash and cash equivalents, end of period	$41,636	$57,020

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	574	612
Interest	101	69
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	(10)	14
Accrued dividends	4	4
Purchase of shares of Class A common stock excise tax accrual	16	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2023 and December 31, 2022 and for the Three Months ended March 31, 2023 and 2022

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,473,655 Class A units or approximately 67.8% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of March 31, 2023, this liability is estimated to be $8,886 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2022 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 and 2022 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023 and 2022, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2023, Silvercrest holds approximately 67.8% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that have a foreign currency as their functional currency are re-measured to U.S. dollars at quarter-end exchange rates, and revenues and expenses are re-measured at average rates of exchange prevailing during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other (expense) income, net in the Condensed Consolidated Statements of Operations.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at March 31, 2023 and December 31, 2022. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2023 or 2022.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2022 and 2021 and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at March 31, 2023 and December 31, 2022. No goodwill impairment charges were recorded during the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023 and December 31, 2022, the Company had purchased 604,511 and 508,782 shares of Class A common stock, respectively, for an aggregate price of approximately $10,939 and $9,295, respectively.

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

The Company accounts for performance-based revenue in accordance with “Topic 606, Revenue from Contracts with Customers” (“ASC 606”) by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company records performance fees and allocations as a component of revenue once the performance fee or allocation, as applicable, has crystalized. As a result, there is no estimate or variability in the consideration when revenue is recorded.

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

Leases

The Company accounts for leases under “Topic 842, Leases” (“ASC 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASC 842 established a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the Condensed Consolidated Statement of Operations.

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

Recent Accounting Developments

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective for all public entities beginning March 12, 2020 through December 31, 2022. While the effective date of this ASU was deferred until 2024, the adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

A fair value adjustment to contingent purchase price consideration of $0 and ($6,500) was recorded during the three months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the periods then ended. SAMG LLC has a liability of $2 as of March 31, 2023 and December 31, 2022 related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

The Company has a liability of $164 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022 for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $146 as of March 31, 2023 and December 31, 2022, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2023 and December 31, 2022, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2023 and December 31, 2022, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2022 and the three months ended March 31, 2023:

Balance at January 1, 2022	$17,963
Additions to estimated contingent consideration	—
Payments of contingent consideration	(5,717)
Non-cash changes in fair value of estimated contingent consideration	(12,080)
Balance at December 31, 2022	166
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at March 31, 2023	166

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 are summarized below:

Monte Carlo Simulation Model	March 31, 2023	December 31, 2022	Fair Value Hierarchy
Fair Value	$166	$166	Level 3
Forecasted growth rate	1.20%	1.20%
Discount rate	14.80%	14.80%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At March 31, 2023 and December 31, 2022, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$41,636	$41,636	$77,432	$77,432	Level 1	(1)
Investments	$146	$146	$146	$146	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$4,500	$4,500	$6,300	$6,300	Level 2	(3)

(1)
Includes $1,430 and $1,416 of cash equivalents at March 31, 2023 and December 31, 2022, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Management and advisory fees receivable	$3,677	$3,581
Unbilled receivables	6,521	5,983
Other receivables	2	2
Receivables	10,200	9,566
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$9,752	$9,118

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Leasehold improvements	$8,350	$7,859
Furniture and equipment	9,757	9,213
Artwork	533	505
Total cost	18,640	17,577
Accumulated depreciation and amortization	(12,856)	(12,556)
Furniture, equipment and leasehold improvements, net	$5,784	$5,021

Depreciation expense for the three months ended March 31, 2023 and 2022 was $300 and $284, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2023 and December 31, 2022:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, March 31, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(630)	—	(630)
Balance, March 31, 2023	(23,341)	(2,461)	(25,802)
Net book value	$20,719	$—	$20,719
Cost
Balance, January 1, 2022	$44,060	$2,461	$46,521
Balance, March 31, 2022	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2022	(20,136)	(2,461)	(22,597)
Amortization expense	(644)	—	(644)
Balance, March 31, 2022	(20,780)	(2,461)	(23,241)
Net Book Value	$23,280	$—	$23,280

Amortization expense related to intangible assets was $630 and $644 for the three months ended March 31, 2023 and 2022, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2023	$1,786
2024	2,289
2025	2,193
2026	1,832
2027	1,828
Thereafter	10,791
Total	$20,719

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company did not have any outstanding borrowings under the revolving credit facility. As of March 31, 2023 and December 31, 2022, the Company had $4,500 and $6,300, respectively, outstanding under the term loan. Accrued but unpaid interest was $33 and $37 as of March 31, 2023 and December 31, 2022, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2023 and 2022 was $113 and $76, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2023 and 2022 amounted to $1,616 and $1,623, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2023 and 2022 of $39 and $38, respectively. Therefore, for the three months ended March 31, 2023 and 2022, net rent expense amounted to $1,577 and $1,585, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2023 and December 31, 2022. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA. The lease commenced on May 1, 2014 and had an original expiration date of July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months. Monthly rent expense is $5. The Company paid a refundable security deposit of $3. In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease. This expansion was to occur on or about October 1, 2017, and the lease was extended to November 30, 2024. The lease was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028. The amended lease provides for a rent credit of $40. Monthly rent expense under the amended lease is $11.

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

In December 2015, the Company extended its lease related to its New York City office space. The amended lease commenced on October 1, 2017 and expires on September 30, 2028. The lease is subject to escalation clauses and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080. Monthly rent under this extension is $420.

In January 2016, the Company entered into a lease agreement for office space in Princeton, NJ. The lease commenced April 23, 2016 and expired on August 31, 2022. This lease replaced the Princeton lease discussed above that expired on April 30, 2016. Monthly rent expense on this lease was $6. The lease was subject to escalation clauses and provided for a rent-free period of five months.

In January 2018, the Company extended its lease related to its Boston, MA office space. The amended lease commenced on January 1, 2018 and expires on April 30, 2023. The lease provides for a rent-free period of one month. Monthly rent under this extension is $33. In February 2023, the Company further extended this lease. This extension commences on May 1, 2023 and expires on August 31, 2028. The agreement is subject to escalation clauses and provides for a rent-free period of four month and tenant improvements of $195. Monthly rent expense under this extension is $23.

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

With the Cortina Acquisition, the Company assumed a lease agreement for office space in Milwaukee, WI. The lease was extended on June 17, 2020 and was set to expire December 31, 2022. On December 5, 2022 this lease was amended to extend the termination date to June 30, 2023. Monthly rent is $12.

On November 14, 2022, the Company entered into a lease agreement for office space in Milwaukee, WI. The lease commences once the landlord has completed work on the space and expires 132 months after the commencement date. The lease agreement provides for a rent-free period of 24 months. Monthly rent expense under this lease will be $20.

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Operating Lease Cost	$1,519	$1,531
Financing Lease Cost:
Amortization of ROU assets	29	29
Interest on lease liabilities	3	2
Total	32	31

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2023	$4,649	$(90)	$4,559
2024	6,431	(120)	6,311
2025	6,366	(40)	6,326
2026	6,295	—	6,295
2027	6,247	—	6,247
Thereafter	4,629	—	4,629
Total	$34,617	$(250)	$34,367
Weighted-average remaining lease term – operating leases (months)			61.2
Weighted-average discount rate			4.5%

The Company has finance leases for the following office equipment: (i) a three year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continued through January 31, 2021, (ii) a three year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continued through February 28, 2022, (iii) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continued through May 31, 2022, (iv) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continued through November 30, 2021, (v) a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continued through July 31, 2022, (vi) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and was disposed in September 2022, (vii) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and was disposed in September 2022, (viii) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (ix) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (x) a five year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (xi) a three year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024, (xii) a four year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (xiii) a three year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (xiv) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through November 30, 2025, and (xv) a five year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027. The aggregate principal balance of finance leases was $315 and $344 as of March 31, 2023 and December 31, 2022, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Finance lease assets included in furniture and equipment	$503	$503
Less: Accumulated depreciation and amortization	(190)	(161)
	$313	$342

Depreciation expense relating to finance lease assets was $29 and $29 for the three months ended March 31, 2023 and 2022, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2023	$80
2024	85
2025	75
2026	45
2027	31
Thereafter	—
Total	$316
Weighted-average remaining lease term – finance leases (months)	42.7
Weighted-average discount rate	3.0%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $4,114 and $2,685, for the three months ended March 31, 2023 and 2022, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2023 and 2022 amounted to $32,262 and $34,429, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2023 and 2022. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2023 and 2022, SLP accrued partner incentive allocations of $6,531 and $8,627, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2023
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,473,655	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,543,825	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the three months ended March 31, 2023 and 2022, Silvercrest granted 0 restricted stock units. As of March 31, 2023 there are 23,732 unvested restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,543,825 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 212,927 restricted stock units which will vest and settle in the form of Class B units of SLP. The 212,927 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three months ended March 31, 2023, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2023		9,559,587
Issuance of Class B common stock upon vesting of restricted stock units	March 2023	8,242
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2023	1,555
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	March 2023	(95,729)
Class A common shares outstanding – March 31, 2023		9,473,655

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2023		4,545,380
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2023	(1,555)
Class B common shares outstanding – March 31, 2023		4,543,825

In March 2023, the Company issued 8,242 shares of Class A common stock upon the vesting of restricted stock units.

In March 2023, the Company redeemed 1,555 shares of Class B common stock from certain existing partners, in connection with the exchange of 1,555 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

As of March 31, 2023 and December 31, 2022, the Company had purchased 604,511 and 508,782 shares of Class A common stock, respectively, for an aggregate price of approximately $10,939 and $9,295, respectively.

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

Notes receivable from partners are as follows for the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance	$437	$606
Repayment of notes	(95)	(172)
Interest accrued and capitalized on notes receivable	1	3
Ending balance	$343	$437

Full recourse notes receivable from partners as of March 31, 2023 and December 31, 2022 are $343 and $437, respectively. There were no limited recourse notes receivable from partners as of March 31, 2023 or December 31, 2022. There is no allowance for credit losses on notes receivable from partners as of March 31, 2023 or December 31, 2022.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2023 and 2022, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2023 and 2022, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,038 and $1,177, respectively. As of March 31, 2023 and December 31, 2022, the Company was owed $1,175 and $577, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2023 and 2022, the Company earned management and advisory fees of $162 and $457, respectively, from assets managed on behalf of certain of its employees. As of March 31, 2023 and December 31, 2022, the Company is owed approximately $108 and $4, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2023, the Company had net deferred tax assets of $6,322, which is recorded as a deferred tax asset of $6,617 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $279 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $16 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at March 31, 2023, $98 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2022, the Company had a net deferred tax asset of $6,634, which is recorded as a net deferred tax asset of $6,915 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $261 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $20 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $82 at March 31, 2023. As of December 31, 2022 the amount of the valuation allowance was $68.

The current tax expense was $1,087 and $1,173 for the three months ended March 31, 2023 and 2022, respectively. Of the amount for the three months ended March 31, 2023, $835 relates to Silvercrest’s corporate tax expense, $252 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended March 31, 2023 and 2022 was $302 and $1,801, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2023 and 2022 is $1,389 and $2,974, respectively. There was no discrete tax expense for the three months ended March 31, 2023 and 2022.

The current tax expense decreased from the comparable period in 2022 mainly due to decreased profitability.

Of the total current tax expense for the three months ended March 31, 2023 and 2022, $83 and $97, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended March 31, 2023 and 2022, $5 and $25, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2023 and 2022 related to non-controlling interests is $88 and $122, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2023, the Company’s U.S. federal income tax returns for the years 2019 through 2022 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at March 31, 2023 and 2022.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan . On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of March 31, 2023, 1,140,265 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

A summary of the RSU grants by the Company as of March 31, 2023 and 2022 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2023	244,901	$10.18 – 21.42
Vested	(8,242)	(11.83)
Total granted at March 31, 2023	236,659	$10.18 – 21.42

Total granted at January 1, 2022	192,559	$10.18 – 15.96
Total granted at March 31, 2022	192,559	$10.18 – 15.96

A summary of the NQO grants by the Company as of March 31, 2023 and 2022 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2023	252,904	$10.18 – 14.54
Total granted at March 31, 2023	252,904	$10.18 – 14.54

Total granted at January 1, 2022	252,904	$10.18 – 14.54
Total granted at March 31, 2022	252,904	$10.18 – 14.54

For the three months ended March 31, 2023 and 2022, the Company recorded compensation expense related to such RSUs and NQOs of $312 and $228, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of March 31, 2023 and December 31, 2022, there was $2,548 and $2,860, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2023 and December 31, 2022, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 0.95 and 0.92 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2023 and 2022, Silvercrest made matching contributions of $24 and $27, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2023 and 2022, the Company utilized “soft dollar” credits of $216 and $58, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2023, our assets under management increased by 3.5% from $28.9 billion to $29.9 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of March 31, 2023, Silvercrest L.P. has issued Restricted Stock Units exercisable for 212,927 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 32.2% partnership interest in Silvercrest L.P. as of March 31, 2023 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

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

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2023	2022
Revenue	$29,430	$33,510
Income before other income (expense), net	$6,751	$15,439
Net income	$5,310	$12,396
Net income margin	18.0%	37.0%
Net income attributable to Silvercrest	$3,204	$7,568
Adjusted EBITDA (1)	$8,181	$10,250
Adjusted EBITDA margin (2)	27.8%	30.6%
Assets under management at period end (billions)	$29.9	$31.2
Average assets under management (billions) (3)	$29.4	$31.8

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

Discretionary Managed Accounts

	As of and for the Three Months Ended March 31,
(in billions)	2023	2022
AUM concentrated in Discretionary Managed Accounts	$20.8	$23.3
Average AUM For Discretionary Managed Accounts	$20.6	$24.0
Discretionary Managed Accounts Revenue (in millions)	$27.3	$31.6
Percentage of management and advisory fees revenue	96%	96%

Private Funds

	As of and for the Three Months Ended March 31,
(in billions)	2023	2022
AUM concentrated in Private Funds	$0.4	$0.5
Average AUM For Private Funds	$0.4	$0.5
Private Funds Revenue (in millions)	$1.0	$1.2
Percentage of management and advisory fees revenue	4%	4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.40% and 0.42% for the three months ended March 31, 2023 and 2022, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2023 and 2022. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash compensation and benefits (1)	$16,186	$18,431
Non-cash equity-based compensation expense	312	228
Total compensation expense	$16,498	$18,659
(1)
For the three months ended March 31, 2023 and 2022, $6,531 and $8,627, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2023 and 2022 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Management and advisory fees	$28,368	$32,448	$(4,080)	(12.6)%
Family office services	1,062	1,062	—	0.0%
Total revenue	$29,430	$33,510	$(4,080)	(12.2)%

The growth in our assets under management during the three months ended March 31, 2023 and 2022 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of January 1, 2022	$25.1	$7.2	$32.3
Gross client inflows	1.4	0.1	1.5
Gross client outflows	(1.5)	—	(1.5)
Net client flows	(0.1)	0.1	—
Market (depreciation)/ appreciation	(1.2)	0.1	(1.1)
As of March 31, 2022	$23.8	$7.4	$31.2	(1)

As of January 1, 2023	$20.9	$8.0	$28.9
Gross client inflows	0.5	0.1	0.6
Gross client outflows	(0.7)	(0.1)	(0.8)
Net client flows	(0.2)	—	(0.2)
Market appreciation	0.6	0.6	1.2
As of March 31, 2023	$21.3	$8.6	$29.9	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2023	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	-7.1	18.8	9.5	11.8	9.2
Russell 1000 Value Index		-5.9	17.9	7.5	9.0	7.4
Small Cap Value Composite	4/1/02	-1.3	22.7	6.9	9.6	10.2
Russell 2000 Value Index		-13.0	21.0	4.5	7.9	7.4
Smid Cap Value Composite	10/1/05	-10.2	19.6	5.5	9.3	9.1
Russell 2500 Value Index		-10.5	21.8	5.6	8.0	7.2
Multi Cap Value Composite	7/1/02	-11.7	17.2	6.5	9.5	9.2
Russell 3000 Value Index		-6.3	18.1	7.3	9.0	7.9
Equity Income Composite	12/1/03	-6.5	16.7	7.0	9.8	10.8
Russell 3000 Value Index		-6.3	18.1	7.3	9.0	8.0
Focused Value Composite	9/1/04	-15.6	12.4	3.1	7.3	9.1
Russell 3000 Value Index		-6.3	18.1	7.3	9.0	7.8
Small Cap Opportunity Composite	7/1/04	-0.9	22.4	9.2	12.0	10.8
Russell 2000 Index		-11.6	17.5	4.7	8.6	7.5
Small Cap Growth Composite	7/1/04	-11.8	25.4	12.0	15.6	10.7
Russell 2000 Growth Index		-10.6	13.4	4.3	8.7	7.9
Smid Cap Growth Composite	1/1/06	-16.7	21.9	13.5	16.4	10.8
Russell 2500 Growth Index		10.4	14.7	6.8	10.4	9.0

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

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Our total revenue decreased by $4.1 million, or 12.2%, to $29.4 million for the three months ended March 31, 2023, from $33.5 million for the three months ended March 31, 2022. This decrease was driven by market depreciation and net client outflows in discretionary assets under management.

Total assets under management decreased by $1.3 billion, or 4.2%, to $29.9 billion at March 31, 2023 from $31.2 billion at March 31, 2022. Compared to the three months ended March 31, 2022, there was an increase in market appreciation of $2.3 billion, a decrease of $0.9 billion in client inflows, and a decrease of $0.7 billion in client outflows. During the three months ended March 31,

2023, from December 31, 2022, there was an increase of $0.4 billion in discretionary assets under management and an increase of $0.6 billion in non-discretionary assets under management. The increase in assets under management as of March 31, 2023 as compared to December 31, 2022 was primarily due to market appreciation partially offset by net client outflows during the quarter ended March 31, 2023. Sub-advised fund management revenue remained flat at $0.3 million for the three months ended March 31, 2023 and March 31, 2022. Proprietary fund management revenue decreased by $0.1 million for the three months ended March 31, 2023 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets experienced an increase of 2.4% during the three months ended March 31, 2023 and fixed income assets increased by 4.7% during the same period. For the three months ended March 31, 2023, most of the increase in equity assets came from our multi cap growth, focused opportunity and core international strategies with composite returns of 14.1%, 13.8% and 13.6%, respectively. As of March 31, 2023, the composition of our assets under management was 71% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 29% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Total AUM as of January 1,	$28.9	$32.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	20.9	25.1
New client accounts/assets (1)	—	0.1
Closed accounts (2)	—	—
Net cash inflow/(outflow) (3)	(0.2)	(0.2)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation/(depreciation)	0.6	(1.2)
Change to Discretionary AUM	0.4	(1.3)
Total Discretionary AUM at March 31,	21.3	23.8
Change to Non-Discretionary AUM (5)	0.6	0.2
Total AUM as of March 31,	$29.9	31.2
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2023 and 2022 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Compensation and benefits (1)	$16,498	$18,659	$(2,161)	(11.6)%
General, administrative and other	6,181	(588)	6,769	NM
Total expenses	$22,679	$18,071	$4,608	25.5%

NM = Not Meaningful

(1)
For the three months ended March 31, 2023 and 2022, $6,531 and $8,627, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2023 and 2022. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Total expenses increased by $4.6 million, or 25.5%, to $22.7 million for the three months ended March 31, 2023 from $18.1 million for the three months ended March 31, 2022. This increase was attributable to an increase in general, administrative and other expenses of $6.8 million, partially offset by a decrease in compensation and benefits expense of $2.2 million.

Compensation and benefits expense decreased by $2.2 million, or 11.6% to $16.5 million for the three months ended March 31, 2023 from $18.7 million for the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in the accrual for bonuses of $2.6 million partially offset by an increase in salaries and benefits of $0.4 million primarily as a result of merit-based increases and newly hired staff.

General and administrative expenses increased by $6.8 million to $6.2 million for the three months ended March 31, 2023 from ($0.6) million for the three months ended March 31, 2022. This was primarily attributable to an adjustment to the fair value of contingent consideration related to the Cortina Acquisition of $6.5 million recorded during the three months ended March 31, 2022, increases in professional fees of $0.1 million, portfolio and system expenses of $0.2 million and travel and entertainment expenses of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Other income (expense), net	$45	$8	$37	NM
Interest income	19	1	18	NM
Interest expense	(116)	(78)	(38)	48.7%
Total other income (expense), net	$(52)	$(69)	$17	(24.6)%

NM = Not Meaningful

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Total other income (expense) net decreased by $17 thousand to other expense of $52 thousand for the three months ended March 31, 2023 from other expense of $69 thousand for the three months ended March 31, 2022. Interest expense increased because of higher interest rates related to borrowings under our credit facility during the three months ended March 31, 2023 as compared with the same period in the prior year.

Provision for Income Taxes

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

The provision for income taxes was $1.4 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2023 and 2022 was 20.7% and 19.3%, respectively.

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

	Three Months Ended March 31,
	2023	2022
Reconciliation of non-GAAP financial measure:
Net income	$5,310	$12,396
GAAP Provision for income taxes	1,389	2,974
Delaware Franchise Tax	50	50
Interest expense	116	78
Interest income	(19)	(1)
Depreciation and amortization	959	957
Equity-based compensation	312	228
Other adjustments (A)	64	(6,432)
Adjusted EBITDA	$8,181	$10,250
Adjusted EBITDA Margin	27.8%	30.6%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$5,310	$12,396
GAAP Provision for income taxes	1,389	2,974
Delaware Franchise Tax	50	50
Other adjustments (A)	64	(6,432)
Adjusted earnings before provision for income taxes	6,813	8,988
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,771)	(2,337)

Adjusted net income	$5,042	$6,651

GAAP net income per share (B):
Basic	$0.34	$0.77
Diluted	$0.33	$0.77

Adjusted earnings per share/unit (B):
Basic	$0.36	$0.46
Diluted	$0.35	$0.45

Shares/units outstanding:
Basic Class A shares outstanding	9,474	9,872
Basic Class B shares/units outstanding	4,544	4,591
Total basic shares/units outstanding	14,018	14,463

Diluted Class A shares outstanding (C)	9,497	9,894
Diluted Class B shares/units outstanding (D)	5,010	5,014
Total diluted shares/units outstanding	14,507	14,908

(A)
Other adjustments consist of the following:

	Three Months Ended March 31,
	2023	2022
Acquisition costs (a)	$5	$16
Other (b)	59	(6,448)
Total other adjustments	$64	$(6,432)
(a)
For the three months ended March 31, 2023 and 2022, represents professional fees of $5 related to the acquisition of Cortina.
(b)
For the three months ended March 31, 2023, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and software implementation costs of $11. For the three months ended March 31, 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($6,500), an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $4.
(b)
GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(c)
Includes 23,732 and 21,704 unvested restricted stock units at March 31, 2023 and 2022, respectively.
(d)
Includes 212,927 and 170,854 unvested restricted stock units and 252,904 unvested non-qualified options at March 31, 2023 and 2022, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with SOFR. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to our subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. As of March 31, 2023, we had $4.5 million outstanding under the term loan. As of March 31, 2023, there were no borrowings outstanding on the revolving credit facility. We were in compliance with the covenants under the credit facility as of March 31, 2023.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2023 and December 31, 2022.

	As of
(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$41,636	$77,432
Accounts receivable	$9,752	$9,118
Due from Silvercrest Funds	$1,175	$577

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2023 and 2022. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$(25,520)	$(23,555)
Net cash used in investing activities	(1,063)	(33)
Net cash used in financing activities	(9,211)	(5,136)
Net change in cash	$(35,794)	$(28,724)

Operating Activities

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

For the three months ended March 31, 2023 and 2022, operating activities used $25.5 million and $23.6 million, respectively. This difference is primarily the result of a decrease in net income of $7.1 million, a decrease in accrued compensation of $0.7 million, decreased deferred tax expense of $1.5 million, decreased non-cash lease expense of $1.2 million and a decrease in prepaid and other expenses of $0.3 million, partially offset by an increase in equity-based compensation expense of $0.1 million, increased operating lease liabilities of $1.2 million, an increase in receivables and due from Silvercrest funds of $0.2 million and an increase in accounts payable and accrued expense of $7.2 primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition.

Investing Activities

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

For the three months ended March 31, 2023 and 2022, investing activities used $1.1 million and $33 thousand, respectively. The primary use of cash during the three months ended March 31, 2023 and 2022 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

For the three months ended March 31, 2023 and 2022, financing activities used $9.2 million and $5.1 million, respectively. During the three months ended March 31, 2023 and 2022, the Company repaid $1.8 million and $0.9 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the three months ended March 31, 2023 and 2022 were $4.1 million and $2.7 million, respectively. During the three months ended March 31, 2023 and 2022, the Company paid dividends of $1.7 million and $1.7 million, respectively, to Class A shareholders. During the three months ended March 31, 2023 and 2022, we received payments from partners on notes receivable of $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2023, we purchased approximately 96 thousand shares of Class A common stock of Silvercrest Asset Management Group Inc., respectively, at a cost of $1.6 million.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2023 and December 31, 2022, $4.5 million and $6.3 million, respectively, was outstanding under the term loan with City National Bank. As of March 31, 2023 and December 31, 2022, accrued but unpaid interest on the term loan with City National Bank was $33 thousand and $37 thousand, respectively.

As of March 31, 2023 and December 31, 2022, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 2, 2023.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2023 AUM	$22.7	$3.9	$3.3	$29.9
December 31, 2022 AUM	$22.4	$3.6	$2.9	$28.9

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2023 was approximately $29.4 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $2.9 billion for the three months ended March 31, 2023, which would cause an annualized increase or decrease in revenues of approximately $11.8 million for the three months ended March 31, 2023, at a weighted average fee rate for the three months ended March 31, 2023 of 0.40%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item. Notwithstanding, our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2023 and 2022 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2023.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York, on May 4, 2023.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 4, 2023		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 4, 2023		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)