Form 10-Q
period 2023-09-30
Silvercrest Asset Management Group Inc.
filed 2023-11-03
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of October 31, 2023 was 9,342,259 and 4,544,804, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2
	Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5
	Notes to Condensed Consolidated Financial Statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51
Part II	Other Information
Item 6.	Exhibits	52

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$58,867	$77,432
Investments	146	146
Receivables, net	9,818	9,118
Due from Silvercrest Funds	1,178	577
Furniture, equipment and leasehold improvements, net	7,271	5,021
Goodwill	63,675	63,675
Operating lease assets	20,698	23,653
Finance lease assets	255	342
Intangible assets, net	19,528	21,349
Deferred tax asset—tax receivable agreement	5,525	6,915
Prepaid expenses and other assets	4,330	4,447
Total assets	$191,291	$212,675
Liabilities and Equity
Accounts payable and accrued expenses	$1,662	$1,704
Accrued compensation	24,819	39,734
Borrowings under credit facility	3,624	6,337
Operating lease liabilities	27,452	29,552
Finance lease liabilities	258	344
Deferred tax and other liabilities	9,585	9,172
Total liabilities	67,400	86,843
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 10,150,714 and 9,342,259 shares issued and outstanding as of September 30, 2023, respectively; 10,068,369 and 9,559,587 shares issued and outstanding as of and December 31, 2022, respectively	101	101
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,544,804 and 4,545,380 issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	44	44
Additional Paid-In Capital	54,478	53,982
Treasury Stock, at cost, 808,455 and 508,782 shares as of September 30, 2023 and December 31, 2022, respectively	(15,057)	(9,295)
Accumulated other comprehensive income (loss)	(16)	—
Retained earnings	44,057	39,761
Total Silvercrest Asset Management Group Inc.’s equity	83,607	84,593
Non-controlling interests	40,284	41,239
Total equity	123,891	125,832
Total liabilities and equity	$191,291	$212,675

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Management and advisory fees	$28,425	$27,949	$85,445	$91,500
Performance Fees	—	—	—	2
Family office services	1,279	1,093	3,423	3,223
Total revenue	29,704	29,042	88,868	94,725
Expenses
Compensation and benefits	16,691	16,271	49,945	52,901
General and administrative	6,494	5,669	19,135	7,383
Total expenses	23,185	21,940	69,080	60,284
Income before other (expense) income, net	6,519	7,102	19,788	34,441
Other (expense) income, net
Other (expense) income, net	(37)	104	31	119
Interest income	376	8	421	12
Unrealized gain (loss)	—	(2)	—	(3)
Interest expense	(86)	(109)	(314)	(270)
Total other (expense) income, net	253	1	138	(142)
Income before provision for income taxes	6,772	7,103	19,926	34,299
Provision for income taxes	1,392	1,460	4,101	6,787
Net income	5,380	5,643	15,825	27,512
Less: net income attributable to non-controlling interests	(2,164)	(2,210)	(6,320)	(10,741)
Net income attributable to Silvercrest	$3,216	$3,433	$9,505	$16,771
Net income per share:
Basic	$0.34	$0.35	$1.01	$1.70
Diluted	$0.34	$0.35	$1.00	$1.70
Weighted average shares outstanding:
Basic	9,354,747	9,815,157	9,452,576	9,856,908
Diluted	9,378,479	9,847,131	9,478,090	9,884,255

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2022	9,869	$99	4,594	$45	$52,936	33	$(512)	$27,782	$80,350	$36,458	$116,808
Distributions to partners	—	—	—	—	—	—	—	—	—	(2,685)	(2,685)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	157	157
Equity-based compensation	—	—	—	—	—	—	—	—	—	228	228
Net Income	—	—	—	—	—	—	—	7,568	7,568	4,828	12,396
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	1	—	—	—	1	—	1
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	3	—	(3)	—	24	—	—	—	24	(24)	—
Dividends paid on Class A common stock - $0.17 per share	—	—	—	—	—	—	—	(1,681)	(1,681)	—	(1,681)
March 31, 2022	9,872	$99	4,591	$45	$52,961	33	$(512)	$33,669	$86,262	$38,961	$125,223
Distributions to partners	—	—	—	—	—	—	—	—	—	(3,524)	(3,524)
Issuance of Class B shares	—	—	1	—	—	—	—	—	—	25	25
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	15	15
Equity-based compensation	—	—	50	—	55	—	—	—	55	221	276
Net Income	—	—	—	—	—	—	—	5,770	5,770	3,703	9,473
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(65)	—	—	—	(65)	—	(65)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	39	—	(39)	—	332	—	—	—	332	(332)	—
Dividends paid on Class A common stock - $0.17 per share	—	—	—	—	—	—	—	(1,690)	(1,690)	—	(1,690)
June 30, 2022	9,911	$99	4,603	$45	$53,283	$33	$(512)	$37,749	$90,664	$39,068	$129,732
Distributions to partners	—	—	—	—	—	—	—	—	—	(1,672)	(1,672)
Issuance of Class B shares	—	—	67	1	—	—	—	—	1	1,122	1,123
Equity-based compensation	—	—	—	—	82	—	—	—	82	203	285
Net Income	—	—	—	—	—	—	—	3,433	3,433	2,210	5,643
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(147)	—	—	—	(147)	—	(147)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	3	—	(2)	—	14	—	—	—	14	(14)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(286)	—	—	—	—	286	(5,240)	—	(5,240)	—	(5,240)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	(1,752)	(1,752)	—	(1,752)
September 30, 2022	9,627	$99	4,668	$46	$53,232	319	$(5,752)	$39,430	$87,055	$40,916	$127,971

See accompanying notes to condensed consolidated financial statements.

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2023	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	$84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(4,114)	(4,114)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	95	95
Equity-based compensation	8	—	—	—	—	—	—	—	—	—	312	312
Net Income	—	—	—	—	—	—	—	—	3,204	3,204	2,106	5,310
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	2	—	(2)	—	14	—	—	—	—	14	(14)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(96)	—	—	—	—	96	(1,644)	—	—	(1,644)	—	(1,644)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
March 31, 2023	9,474	$101	4,543	$44	$53,976	605	$(10,939)	$(2)	$41,241	$84,421	$39,623	$124,044
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,226)	(2,226)
Issuance of Class B shares	—	—	1	—	—	—	—	—	—	—	25	25
Equity-based compensation	—	—	50	—	—	—	—	—	—	—	382	382
Net Income	—	—	—	—	—	—	—	—	3,085	3,085	2,050	5,135
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(134)	—	—	—	—	(134)	—	(134)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	65	—	(65)	—	606	—	—	—	—	606	(606)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(166)	—	—	—	—	166	(3,345)	—	—	(3,345)	—	(3,345)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,705)	(1,705)	—	(1,705)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3)		(3)	—	(3)
June 30, 2023	9,373	$101	4,529	$44	$54,448	771	$(14,284)	$(5)	$42,621	$82,925	$39,247	$122,172
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,419)	(1,419)
Issuance of Class B shares	—	—	22	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	353	353
Net Income	—	—	—	—	—	—	—	—	3,216	3,216	2,164	5,380
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(30)	—	—	—	—	(30)	—	(30)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	7	—	(7)	—	60	—	—	—	—	60	(60)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(38)	—	—	—	—	38	(773)	—	—	(773)	—	(773)
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,780)	(1,780)	—	(1,780)
Cumulative translation adjustment	—	—	—	—	—	—	—	(11)	—	(11)	—	(11)
September 30, 2023	9,342	$101	4,544	$44	$54,478	809	$(15,057)	$(16)	$44,057	$83,607	$40,284	$123,891

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$15,825	$27,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,047	789
Depreciation and amortization	3,013	2,904
Deferred income taxes	1,579	3,393
Tax receivable agreement fair value adjustment	40	(93)
Non-cash interest on notes receivable from partners	(3)	(3)
Interest on notes payable	(13)	6
Non-cash lease expense	2,955	3,291
Distributions received from investment funds	—	1,411
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(1,301)	(2,568)
Prepaid expenses and other assets	76	(1,861)
Accounts payable and accrued expenses	45	(10,844)
Accrued compensation	(14,915)	(12,706)
Operating lease liabilities	(2,100)	(3,537)
Net cash provided by operating activities	6,248	7,694
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(3,355)	$(669)
Net cash used in investing activities	(3,355)	(669)
Cash Flows From financing Activities
Earn-outs paid related to acquisitions	$(75)	$(4,569)
Repayments of notes payable	(2,700)	(2,700)
Principal payments on financing leases	(86)	(91)
Distributions to partners	(7,759)	(7,881)
Dividends paid on Class A common stock	(5,212)	(5,108)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(5,705)	(5,240)
Payments from partners on notes receivable	95	172
Net cash used in financing activities	(21,442)	(25,417)
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net Decrease in Cash and Cash Equivalents	(18,565)	(18,392)
Cash and cash equivalents, beginning of period	77,432	85,744
Cash and cash equivalents, end of period	$58,867	$67,352

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	1,585	4,453
Interest	273	238
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	141	155
Assets acquired under finance lease	—	211
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Neosho	25	25
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Cortina	—	1,122
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Cortina, par value $0.01	—	1
Accrued dividends	13	15
Purchase of shares of Class A common stock excise tax accrual	57	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,342,259 Class A units or approximately 67.4% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of September 30, 2023, this liability is estimated to be $9,242 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Investors III LLC as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2022 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 and 2022 or any future period.

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

During the three and nine months ended September 30, 2023 and 2022, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2023, Silvercrest holds approximately 67.4% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of September 30, 2023 and December 31, 2022. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2023 or 2022.

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

The Company has one reporting unit as of September 30, 2023 and December 31, 2022. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, the Company had purchased 808,455 and 508,782 shares of Class A common stock, respectively, for an aggregate price of approximately $15,057 and $9,295, respectively.

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

The Company accounts for performance-based revenue in accordance with “Topic 606, Revenue from Contracts with Customers” (“ASC 606”) by recognizing performance fees and allocations as revenue only when it is certain that the fee income is earned and payable pursuant to the relevant agreements. In certain arrangements, the Company is only entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company records performance fees and allocations as a component of revenue once the performance fee or allocation, as applicable, has crystallized. As a result, there is no estimate or variability in the consideration when revenue is recorded.

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

The growth payment is based on revenue for the 12-month period from July 1, 2022 to June 30, 2023, with a revenue threshold between 95% and 140% of Acquired Revenue and a maximum payment of $17,222. If revenue for the period is equal to 95% or less of the Acquired Revenue, there is no growth payment, and if revenue for the period is between 95% and 140%, the growth payment will be determined using linear interpolation between $0 and $17,222. Based on revenue through June 30, 2023, there was no growth payment.

A fair value adjustment to contingent purchase price consideration of $0 and ($2) was recorded during the three and nine months ended September 30, 2023, respectively, and ($343) and ($10,943) was recorded during the three and nine months ended September 30, 2022, respectively, and is included in general and administrative expense in the Condensed Consolidated Statement of Operations for the periods then ended. SAMG LLC has a liability of $0 and $2 as of September 30, 2023 and December 31, 2022, respectively, related to earnout payments to be made in conjunction with the Cortina Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition for contingent consideration.

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

The Company has a liability of $64 and $164 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, respectively for contingent consideration. The Company made contingent purchase price payments to Neosho of $100 each during the second quarter of 2023 and the second quarter of 2022.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $146 as of September 30, 2023 and December 31, 2022, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2023 and December 31, 2022, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At September 30, 2023 and December 31, 2022, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2022, and the three and nine months ended September 30, 2023:

Balance at January 1, 2022	$17,963
Additions to estimated contingent consideration	—
Payments of contingent consideration	(5,717)
Non-cash changes in fair value of estimated contingent consideration	(12,080)
Balance at December 31, 2022	$166
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at March 31, 2023	166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	(2)
Balance at June 30, 2023	64
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at September 30, 2023	$64

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 is summarized below:

Monte Carlo Simulation Model	December 31, 2022	Fair Value Hierarchy
Fair Value	$166	Level 3
Forecasted growth rate	1.20%
Discount rate	14.80%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At September 30, 2023 and December 31, 2022, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$58,867	$58,867	$77,432	$77,432	Level 1	(1)
Investments	$146	$146	$146	$146	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$3,600	$3,600	$6,300	$6,300	Level 2	(3)

(1)
Includes $1,467 and $1,416 of cash equivalents at September 30, 2023 and December 31, 2022, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Management and advisory fees receivable	$2,604	$3,581
Unbilled receivables	7,529	5,983
Other receivables	133	2
Receivables	10,266	9,566
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$9,818	$9,118

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Leasehold improvements	$9,439	$7,859
Furniture and equipment	10,878	9,213
Artwork	615	505
Total cost	20,932	17,577
Accumulated depreciation and amortization	(13,661)	(12,556)
Furniture, equipment and leasehold improvements, net	$7,271	$5,021

Depreciation expense for the three months ended September 30, 2023 and 2022 was $373 and $306, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1,104 and $886, respectively.

During the three and nine months ended September 30, 2023, the Company did not write off any leased assets. During the three and nine months ended September 30, 2022, the Company wrote off leased assets of $170 and $194, respectively, with accumulated depreciation of $119 and $143, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2023 and December 31, 2022:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, September 30, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(1,821)	—	(1,821)
Balance, September 30, 2023	(24,532)	(2,461)	(26,993)
Net book value	$19,528	$—	$19,528
Cost
Balance, January 1, 2022	$44,060	$2,461	$46,521
Balance, December 31, 2022	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2022	(20,136)	(2,461)	(22,597)
Amortization expense	(2,575)	—	(2,575)
Balance, December 31, 2022	(22,711)	(2,461)	(25,172)
Net Book Value	$21,349	$—	$21,349

Amortization expense related to intangible assets was $595 and $644 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $1,821 and $1,931 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2023	$595
2024	2,289
2025	2,193
2026	1,832
2027	1,828
Thereafter	10,791
Total	$19,528

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026, and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023, and amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On June 15, 2023, the revolving credit facility was further amended to extend the maturity date to June 18, 2024. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding borrowings under the revolving credit facility. As of September 30, 2023 and December 31, 2022, the Company had $3,600 and $6,300, respectively, outstanding under the term loan. Accrued but unpaid interest was $24 and $37 as of September 30, 2023 and December 31, 2022, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended September 30, 2023 and 2022 was $84 and $107, respectively. Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the nine months ended September 30, 2023 and 2022 was $302 and $264, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2023 and 2022 amounted to $1,636 and $1,592, respectively. The Company received sub-lease income from sub-tenants during the three months ended September 30, 2023 and 2022 of $39 and $38, respectively. Therefore, for the three months ended September 30, 2023 and 2022, net rent expense amounted to $1,598 and $1,554, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the nine months ended September 30, 2023 and 2022 amounted to $4,880 and $4,828, respectively. The Company received sub-lease income from sub-tenants during the nine months ended September 30, 2023 and 2022 of $116 and $115, respectively. Therefore, for the nine months ended September 30, 2023 and 2022, net rent expense amounted to $4,764 and $4,713, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of September 30, 2023 and December 31, 2022. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Cost	$1,515	$1,531	$4,548	$4,593
Financing Lease Cost:
Amortization of ROU assets	28	28	87	86
Interest on lease liabilities	2	2	7	6
Total	30	30	94	92

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2023	$1,644	$(30)	$1,614
2024	6,557	(120)	6,437
2025	6,571	(40)	6,531
2026	6,562	—	6,562
2027	6,523	—	6,523
Thereafter	6,604	—	6,604
Total	$34,461	$(190)	$34,271
Weighted-average remaining lease term – operating leases (months)			64.3
Weighted-average discount rate			4.5%

The Company has finance leases for the following office equipment: (i) a three year lease agreement for one copier totaling $11 with monthly minimum payments of $0.3, which began on March 1, 2018 and continued through January 31, 2021, (ii) a three year lease agreement for one copier totaling $13 with monthly minimum payments of $0.4, which began on March 1, 2019 and continued through February 28, 2022, (iii) a 39-month lease agreement for one copier totaling $12 with monthly minimum lease payments of $0.4, which began on March 1, 2019 and continued through May 31, 2022, (iv) a lease agreement for one copier that was assumed as part of the Cortina Acquisition with monthly minimum lease payments of $1, which began on July 1, 2019 and continued through November 30, 2021, (v) a three year lease agreement for two copiers totaling $51 with monthly minimum lease payments of $1, which began on August 1, 2019 and continued through July 31, 2022, (vi) a five year lease agreement for a copier totaling $82 with monthly minimum lease payments of $1, which began on May 1, 2020 and was disposed in September 2022, (vii) a three year lease agreement for a copier totaling $59 with minimum monthly lease payments of $2, which began on June 1, 2020 and was disposed in September 2022, (viii) a three year lease agreement for two copiers totaling $43 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (ix) a three year lease agreement for two copiers totaling $39 with minimum monthly lease payments of $1, which began on August 20, 2020 and continues through August 19, 2023, (x) a five year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (xi) a three year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024, (xii) a four year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (xiii) a three year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (xiv) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through November 30, 2025, and (xv) a five year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027. The aggregate principal balance of finance leases was $258 and $344 as of September 30, 2023 and December 31, 2022, respectively.

The assets relating to finance leases that are included in equipment as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Finance lease assets included in furniture and equipment	$503	$503
Less: Accumulated depreciation and amortization	(248)	(161)
	$255	$342

Depreciation expense relating to finance lease assets was $27 and $28 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense relating to finance lease assets was $87 and $86 for the nine months ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2022, the Company wrote off leased assets of $170 and $194, respectively, with accumulated depreciation of $119 and $143, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2023	$23
2024	85
2025	75
2026	45
2027	31
Thereafter	—
Total	$259
Weighted-average remaining lease term – finance leases (months)	39.1
Weighted-average discount rate	3.0%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,419 and $2,059, for the three months ended September 30, 2023 and 2022, respectively. Partnership distributions totaled $7,759 and $8,268 for the nine months ended September 30, 2023 and 2022, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2023 and 2022 amounted to $32,262 and $34,429, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2023 and 2022. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended September 30, 2023 and 2022, SLP accrued partner incentive allocations of $6,983 and $6,968, respectively. During the nine months ended September 30, 2023 and 2022, SLP accrued partner incentive allocations of $20,476 and $23,918, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2023
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,342,259	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,544,804	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the nine months ended September 30, 2023 and 2022, Silvercrest granted 0 and 10,270 restricted stock units, respectively. As of September 30, 2023, there are 23,732 unvested restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,544,804 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 264,037 restricted stock units which will vest and settle in the form of Class B units of SLP. The 264,037 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three and nine months ended September 30, 2023, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2023		9,559,587
Issuance of Class A common stock upon vesting of restricted stock units	March 2023	8,242
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2023	1,555
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	March 2023	(95,729)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2023	44,669
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	May 2023	(60,028)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2023	21,243
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	June 2023	(106,096)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2023	6,636
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	August 2023	(37,820)

Class A common shares outstanding – September 30, 2023		9,342,259

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2023		4,545,380
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2023	(1,555)
Issuance of Class B common stock upon vesting of restricted stock units	May 2023	50,081
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2023	(44,669)
Issuance of Class B common stock in connection with the Neosho Acquisition	May 2023	1,376
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2023	(21,243)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2023	(6,636)
Issuance of Class B common stock upon exercise of non-qualified options	September 2023	22,070

Class B common shares outstanding – September 30, 2023		4,544,804

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

In August 2023, the Company redeemed 6,636 shares of Class B common stock from certain existing partners, in connection with the exchange of 6,636 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In September 2023, the Company issued 22,070 shares of Class B common stock upon the exercise of non-qualified options.

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

As of September 30, 2023 and December 31, 2022, the Company had purchased 808,455 and 508,782 shares of Class A common stock, respectively, for an aggregate price of approximately $15,057 and $9,295, respectively.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Beginning balance	$437	$606
Repayment of notes	(95)	(172)
Interest accrued and capitalized on notes receivable	1	3
Ending balance	$343	$437

Full recourse notes receivable from partners as of September 30, 2023 and December 31, 2022 are $343 and $437, respectively. There were no limited recourse notes receivable from partners as of September 30, 2023 or December 31, 2022. There is no allowance for credit losses on notes receivable from partners as of September 30, 2023 or December 31, 2022.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2023 and 2022, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2023 and 2022, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,017 and $1,061, respectively. For the nine months ended September 30, 2023 and 2022, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $3,092 and $3,379, respectively. As of September 30, 2023 and December 31, 2022, the Company was owed $1,178 and $577, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2023 and 2022, the Company earned management and advisory fees of $430 and $401, respectively, from assets managed on behalf of certain of its employees. For the nine months ended September 30, 2023 and 2022, the Company earned management and advisory fees of $1,243 and $1,310, respectively, from assets managed on behalf of certain of its employees. As of September 30, 2023 and December 31, 2022, the Company is owed approximately $78 and $4, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition. ta

14. INCOME TAXES

As of September 30, 2023, the Company had net deferred tax assets of $5,196, which is recorded as a deferred tax asset of $5,525 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $322 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $7 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at September 30, 2023, $111 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $116 at September 30, 2023. As of December 31, 2022, the amount of the valuation allowance was $68.

The current tax expense was $935 and $662 for the three months ended September 30, 2023 and 2022, respectively. Of the amount for the three months ended September 30, 2023, $669 relates to Silvercrest’s corporate tax expense, $266 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended September 30, 2023 and 2022 was $457 and $798, respectively. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2023 and 2022 is $1,392 and $1,460, respectively. There was no material discrete tax expense for the three months ended September 30, 2023. The discrete tax expense for the three months ended September 30, 2022 was $73. For 2022, the discrete tax expense represents an increase to tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

The current tax expense was $2,522 and $3,394 for the nine months ended September 30, 2023 and 2022, respectively. Of the amount for the nine months ended September 30, 2023, $1,778 relates to Silvercrest’s corporate tax expense, $743 relates to SLP’s state and local liability and $1 relates to SFS’s corporate tax expense. The deferred tax expense for the nine months ended September 30, 2023 and 2022 was $1,579 and $3,393, respectively. When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2023 and 2022 is $4,101 and $6,787, respectively. There was no material discrete tax expense for the nine months ended September 30, 2023. The discrete tax expense for the nine months ended September 30, 2022 was $2,043. For 2022, the discrete tax expense represents an increase to tax expense associated with a favorable fair value adjustment to contingent purchase price consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

The current tax expense decreased from the comparable period in 2022 mainly due to decreased profitability.

Of the total current tax expense for the three months ended September 30, 2023 and 2022, $90 and $67, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended September 30, 2023 and 2022, $1 and $6, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2023 and 2022 related to non-controlling interests is $91 and $73, respectively.

Of the total current tax expense for the nine months ended September 30, 2023 and 2022, $250 and $261, respectively, relates to non-controlling interests. Of the deferred tax expense for the nine months ended September 30, 2023 and 2022, $17 and $47, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2023 and 2022 related to non-controlling interests is $267 and $308, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2023, the Company’s U.S. federal income tax returns for the years 2020 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at September 30, 2023 and 2022.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of September 30, 2023, 1,122,400 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

The Compensation Committee may impose vesting conditions and awards may be forfeited if the vesting conditions are not met. During the period that any vesting restrictions apply, unless otherwise determined by the Compensation Committee, the recipient of awards that vest in the form of units of SLP will be eligible to participate in distributions of income from SLP. In addition, before the vesting conditions have been satisfied, the transferability of such units is generally prohibited, and such units will not be eligible to be exchanged for cash or shares of our Class A common stock.

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

In October 2018, the Company granted 105,398 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $13.97, Risk Free rate of 2.94% (5-year treasury rate), expiration of 5 years and volatility of 32.7%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and become exercisable into of Class B units of SLP. One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date. These NQOs were exercised in September 2023. A total of

22,070 Class B shares were issued and 83,328 shares were surrendered and are again available to be granted under the 2012 Equity Incentive Plan.

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

A summary of the RSU grants by the Company as of September 30, 2023 and 2022 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2023	244,901	$10.18 – 21.42
Granted	101,192	18.18
Vested	(58,324)	10.18 – 14.54
Total granted at September 30, 2023	287,769	$10.18 – 21.42

Total granted at January 1, 2022	192,559	$10.18 – 15.96
Granted	10,270	21.42
Vested	(50,082)	10.18 – 14.54
Total granted at September 30, 2022	152,747	$10.18 – 21.42

A summary of the NQO grants by the Company as of September 30, 2023 and 2022 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2023	252,904	$10.18 – 14.54
Exercised	(105,398)	13.97
Total granted at September 30, 2023	147,506	$10.18 – 14.54

Total granted at January 1, 2022	252,904	$10.18 – 14.54
Total granted at September 30, 2022	252,904	$10.18 – 14.54

For the three months ended September 30, 2023 and 2022, the Company recorded compensation expense related to such RSUs and NQOs of $354 and $285, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. For the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to such RSUs and NQOs of $1,047 and $789, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of September 30, 2023 and December 31, 2022, there was $3,730 and $2,860, respectively, of unrecognized compensation expense related to unvested awards. As of September 30, 2023 and December 31, 2022, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.69 and 0.92 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2023 and 2022, Silvercrest made matching contributions of $24 and $27, respectively, for the benefit of employees. For the nine months ended September 30, 2023 and 2022, Silvercrest made matching contributions of $72 and $80, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2023 and 2022, the Company utilized “soft dollar” credits of $228 and $285, respectively. For the nine months ended September 30, 2023 and 2022, the Company utilized “soft dollar” credits of $683 and $529, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2023, our assets under management decreased by 2.2% from $31.9 billion to $31.2 billion. During the nine months ended September 30, 2023, our assets under management increased by 8.0% from $28.9 billion to $31.2 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of September 30, 2023, Silvercrest L.P. has issued Restricted Stock Units exercisable for 264,037 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 32.6% partnership interest in Silvercrest L.P. as of September 30, 2023 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time.

The COVID-19 pandemic affected our operations in each of the quarters during the period April 1, 2020 through September 30, 2023 and may continue to do so indefinitely thereafter.

Our revenue is highly correlated to securities markets. As a result, we expect that our assets under management and revenue levels may be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2023	2022	2023	2022
Revenue	$29,704	$29,042	$88,868	$94,725
Income before other income (expense), net	$6,519	$7,102	$19,788	$34,441
Net income	$5,380	$5,643	$15,825	$27,512
Net income margin	18.1%	19.4%	17.8%	29.0%
Net income attributable to Silvercrest	$3,216	$3,433	$9,505	$16,771
Adjusted EBITDA (1)	$8,000	$8,172	$24,297	$27,585
Adjusted EBITDA margin (2)	26.9%	28.1%	27.3%	29.1%
Assets under management at period end (billions)	$31.2	$27.4	$31.2	$27.4
Average assets under management (billions) (3)	$31.6	$28.1	$30.1	$29.9

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

Discretionary Managed Accounts

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in billions)	2023	2022	2023	2022
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$20.1	$19.0	$20.1	$19.0
Average AUM For Discretionary Managed Accounts	$20.6	$19.5	$20.3	$21.8
Discretionary Managed Accounts Revenue (in millions)	$27.4	$26.9	$82.3	$88.1
Percentage of management and advisory fees revenue	96%	96%	96%	96%

Private Funds

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in billions)	2023	2022	2023	2022
AUM concentrated in Private Funds	$0.4	$0.4	$0.4	$0.4
Average AUM For Private Funds	$0.5	$0.5	$0.4	$0.5
Private Funds Revenue (in millions)	$1.0	$1.1	$3.1	$3.4
Percentage of management and advisory fees revenue	4%	4%	4%	4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.38% and 0.41% for the three months ended September 30, 2023 and 2022, respectively. Our average annual management fee was 0.39% and 0.42% for the nine months ended September 30, 2023 and 2022, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and nine months ended September 30, 2023 and 2022. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cash compensation and benefits (1)	$16,338	$15,986	$48,898	$52,112
Non-cash equity-based compensation expense	353	285	1,047	789
Total compensation expense	$16,691	$16,271	$49,945	$52,901
(1)
For the three months ended September 30, 2023 and 2022, $6,983 and $6,968, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, $20,476 and $23,918, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

On December 13, 2018, we executed an Asset Purchase Agreement (the “Neosho Asset Purchase Agreement”) by and among the Company, Silvercrest L.P. (“SLP”), Silvercrest Asset Management Group LLC (“SAMG LLC”) and Neosho Capital LLC (“Neosho” or the “Seller”), and Christopher K. Richey, Alphonse I. Chan, Robert K. Choi and Vincent G. Pandes, each such individual a principal of Neosho, to acquire certain assets of Neosho. The transaction contemplated by the Neosho Asset Purchase Agreement closed on January 15, 2019, and is referred to herein as the “Neosho Acquisition”.

Information regarding the Cortina and Neosho Acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2023 and 2022 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Management and advisory fees	$28,425	$27,949	$476	1.7%
Performance fees	—	—	—	—
Family office services	1,279	1,093	186	17.0%
Total revenue	$29,704	$29,042	$662	2.3%

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Management and advisory fees	$85,445	$91,500	$(6,055)	(6.6)%
Performance fees	—	2	(2)	(100.0)%
Family office services	3,423	3,223	200	6.2%
Total revenue	$88,868	$94,725	$(5,857)	(6.2)%

The growth in our assets under management during the three and nine months ended September 30, 2023 and 2022 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of June 30, 2022	$20.4	$8.3	$28.7
Gross client inflows	0.9	0.2	1.1
Gross client outflows	(1.3)	(0.1)	(1.4)
Net client flows	(0.4)	0.1	(0.3)
Market depreciation	(0.6)	(0.4)	(1.0)
As of September 30, 2022	$19.4	$8.0	$27.4	(1)

As of June 30, 2023	$21.5	$10.4	$31.9
Gross client inflows	0.4	0.2	0.6
Gross client outflows	(0.6)	(0.2)	(0.8)
Net client flows	(0.2)	—	(0.2)
Market (depreciation)/appreciation	(0.8)	0.3	(0.5)
As of September 30, 2023	$20.5	$10.7	$31.2	(1)

As of January 1, 2022	$25.1	$7.2	$32.3
Gross client inflows	3.5	2.0	5.5
Gross client outflows	(4.9)	(0.3)	(5.2)
Net client flows	(1.4)	1.7	0.3
Market depreciation	(4.3)	(0.9)	(5.2)
As of September 30, 2022	$19.4	$8.0	$27.4	(1)

As of January 1, 2023	$20.9	$8.0	$28.9
Gross client inflows	2.3	2.2	4.5
Gross client outflows	(3.0)	(0.5)	(3.5)
Net client flows	(0.7)	1.7	1.0
Market appreciation	0.3	1.0	1.3
As of September 30, 2023	$20.5	$10.7	$31.2	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2023	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	12.7	9.7	7.6	10.5	9.0
Russell 1000 Value Index		14.4	11.1	6.2	7.9	7.2
Small Cap Value Composite	4/1/02	9.4	13.8	4.6	7.2	9.8
Russell 2000 Value Index		7.8	13.3	2.6	5.9	7.2
Smid Cap Value Composite	10/1/05	7.3	10.7	3.3	7.0	8.7
Russell 2500 Value Index		11.3	13.3	4.0	6.5	7.0
Multi Cap Value Composite	7/1/02	9.5	8.2	5.2	8.3	9.0
Russell 3000 Value Index		14.1	11.2	6.0	7.8	7.7
Equity Income Composite	12/1/03	9.0	9.3	4.8	8.0	10.4
Russell 3000 Value Index		14.1	11.2	6.0	7.8	7.8
Focused Value Composite	9/1/04	3.6	3.3	1.4	5.2	8.7
Russell 3000 Value Index		14.1	11.2	6.0	7.8	7.6
Small Cap Opportunity Composite	7/1/04	11.0	10.6	5.3	10.0	10.4
Russell 2000 Index		8.9	7.2	2.4	6.6	7.3
Small Cap Growth Composite	7/1/04	3.3	4.9	5.3	11.3	9.9
Russell 2000 Growth Index		9.6	1.1	1.6	6.8	7.6
Smid Cap Growth Composite	1/1/06	5.9	0.3	7.4	12.4	9.9
Russell 2500 Growth Index		10.6	1.0	4.0	8.8	8.6
1.
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
2.
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

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Our total revenue increased by $0.7 million, or 2.3%, to $29.7 million for the three months ended September 30, 2023, from $29.0 million for the three months ended September 30, 2022. This increase was driven by an increase in the average annual management fee based on the mix of discretionary and non-discretionary assets.

Total assets under management increased by $3.8 billion, or 13.9%, to $31.2 billion at September 30, 2023 from $27.4 billion at September 30, 2022. Compared to the three months ended September 30, 2022, there was an decrease in market depreciation of $0.5 billion, a decrease of $0.5 billion in client inflows, and a decrease of $0.6 billion in client outflows. During the three months ended September 30, 2023, from June 30, 2023, there was an decrease of $1.0 billion in discretionary assets under management and an increase of $0.3 billion in non-discretionary assets under management. The decrease in assets under management as of September 30, 2023 as compared to June 30, 2023 was primarily due to market depreciation and net client outflows during the quarter ended September 30, 2023. Sub-advised fund management revenue remained flat at $0.3 million for the three months ended September 30, 2023 and September 30, 2022. Proprietary fund management revenue decreased by $0.1 million for the three months ended September 30, 2023 as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets decreased by 5.9% during the three months ended September 30, 2023 and fixed income assets decreased by 2.9% during the same period. For the three months ended September 30, 2023, most of the decrease in equity assets came from our small cap growth, SMID growth and REIT strategies with composite returns of -12.2%, -10.5% and -7.2%, respectively. As of September 30, 2023, the composition of our assets under management was 66% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 34% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Total AUM as of June 30,	$31.9	$28.7
Discretionary AUM:
Total Discretionary AUM as of June 30,	21.5	20.4
New client accounts/assets (1)	0.1	0.1
Closed accounts (2)	—	—
Net cash inflow/(outflow) (3)	(0.3)	(0.5)
Non-discretionary to Discretionary AUM (4)	—	—
Market depreciation	(0.8)	(0.6)
Change to Discretionary AUM	(1.0)	(1.0)
Total Discretionary AUM at September 30,	20.5	19.4
Change to Non-Discretionary AUM (5)	0.3	(0.3)
Total AUM as of September 30,	$31.2	$27.4
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Our total revenue decreased by $5.8 million, or 6.2%, to $88.9 million for nine months ended September 30, 2023, from $94.7 million for nine months ended September 30, 2022. This decrease was driven by a decrease in the average annual management fee based on the mix of discretionary and non-discretionary assets.

Total assets under management increased by $3.8 billion, or 13.9%, to $31.2 billion at September 30, 2023 from $27.4 billion at September 30, 2022. Compared to the nine months ended September 30, 2022, there was an increase in market appreciation of $6.5 billion and a decrease of $1.7 billion in client outflows, partially offset by a decrease of $1.0 billion in client inflows. During the nine months ended September 30, 2023, from December 31, 2022, there was a decrease of $0.4 billion in discretionary assets under management and an increase of $2.7 billion in non-discretionary assets under management. The increase in assets under management as of September 30, 2023, as compared to December 31, 2022, was primarily due to market appreciation and net client inflows during the period. Sub-advised fund management revenue remained flat at $0.9 million for the nine months ended September 30, 2023 and September 30, 2022. Proprietary fund management revenue decreased by $0.3 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. With respect to our discretionary assets under management, equity assets decreased by 2.1% during the nine months ended September 30, 2023, and fixed income assets decreased by 0.8% during the same period. For the nine months ended September 30, 2023, most of the decrease in equity assets came from our small cap growth, focused value and equity income strategies with composite returns of -4.2%, -3.9% and -3.2%, respectively. As of September 30, 2023, the composition of our assets under management was 66% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 34% in non-discretionary assets, which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Total AUM as of January 1,	$28.9	$32.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	20.9	25.1
New client accounts/assets (1)	0.2	0.3
Closed accounts (2)	(0.1)	—
Net cash inflow/(outflow) (3)	(0.8)	(1.7)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation/(depreciation)	0.3	(4.3)
Change to Discretionary AUM	(0.4)	(5.7)
Total Discretionary AUM at September 30,	20.5	19.4
Change to Non-Discretionary AUM (5)	2.7	0.8
Total AUM as of September 30,	$31.2	$27.4
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and nine months ended September 30, 2023 and 2022 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Compensation and benefits (1)	$16,691	$16,271	$420	2.6%
General, administrative and other	6,494	5,669	825	14.6%
Total expenses	$23,185	$21,940	$1,245	5.7%

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Compensation and benefits (1)	$49,945	$52,901	$(2,956)	(5.6)%
General, administrative and other	$19,135	7,383	11,752	159.2%
Total expenses	$69,080	$60,284	$8,796	14.6%

(1)
For the three months ended September 30, 2023 and 2022, $6,983 and $6,968, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2023 and 2022, $20,476 and $23,918, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2023 and 2022. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Total expenses increased by $1.2 million, or 5.7%, to $23.2 million for the three months ended September 30, 2023 from $21.9 million for the three months ended September 30, 2022. This increase was attributable to an increase in compensation and benefits expense of $0.4 million and an increase in general, administrative and other expenses of $0.8 million.

Compensation and benefits expense increased by $0.4 million, or 2.6% to $16.7 million for the three months ended September 30, 2023 from $16.3 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase in salaries and benefits of $0.3 million primarily as a result of merit-based increases and newly hired staff and an increase in equity-based compensation of $0.1 million due to the granting of additional RSUs.

General and administrative expenses increased by $0.8 million, or 14.6%, to $6.5 million for the three months ended September 30, 2023 from $5.7 million for the three months ended September 30, 2022. This was primarily attributable to an adjustment to the fair value of contingent consideration related to the Cortina Acquisition of ($0.3) million recorded during the three months ended September 30, 2022, increases in portfolio and system expenses of $0.2 million, travel and entertainment expenses of $0.2 million, occupancy and related costs of $0.1 million and marketing expenses of 0.1 million, partially offset by a decrease in professional fees of $0.1 million.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Total expenses increased by $8.8 million, or 14.6%, to $69.1 million for the nine months ended September 30, 2023 from $60.3 million for the nine months ended September 30, 2022. This increase was attributable to an increase in general, administrative and other expenses of $11.7 million, partially offset by a decrease in compensation and benefits expense of $2.9 million.

Compensation and benefits expense decreased by $2.9 million, or 5.6% to $50.0 million for the nine months ended September 30, 2023 from $52.9 million for the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in the accrual for bonuses of $4.3 million partially offset by an increase in salaries and benefits of $1.1 million primarily as a result of merit-based increases and newly hired staff an increase in equity-based compensation of $0.3 million due to the granting of additional RSUs.

General and administrative expenses increased by $11.7 million, or 159.2%, to $19.1 million for the nine months ended September 30, 2023 from $7.4 million for the nine months ended September 30, 2022. This was primarily attributable to an adjustment to the fair value of contingent consideration related to the Cortina Acquisition of ($10.9) million recorded during the nine months ended September 30, 2022, increases in portfolio and system expenses of $0.5 million, professional fees of $0.1 million, occupancy and related costs of $0.1 million, marketing expenses of 0.1 million and depreciation and amortization expense of $0.1 million, partially offset by a decrease in sub-advisory and referrals fees of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Other income (expense), net	$(37)	$104	$(141)	(135.6)%
Interest income	376	8	368	NM
Unrealized gain (loss)	—	(2)	2	(100.0)%
Interest expense	(86)	(109)	23	(21.1)%
Total other income (expense), net	$253	$1	$252	NM

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Other income (expense), net	$31	$119	$(88)	(73.9)%
Interest income	421	12	409	NM
Unrealized gain (loss)	—	(3)	3	(100.0)%
Interest expense	(314)	(270)	(44)	16.3%
Total other income (expense), net	$138	$(142)	$280	(197.2)%

NM = Not Meaningful

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Total other income (expense) net increased by $0.3 million to other income of $0.3 million for the three months ended September 30, 2023 from other income of $1 thousand for the three months ended September 30, 2022. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense decreased because of lower outstanding balances on borrowings under our credit facility during the three months ended September 30, 2023 as compared with the same period in the prior year.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Total other income (expense) net increased by $0.3 million to other income of $0.2 million for the nine months ended September 30, 2023 from other expense of $0.1 million for the nine months ended September 30, 2022. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense increased because of higher interest rates related to borrowings under our credit facility during the nine months ended September 30, 2023 as compared with the same period in the prior year.

Provision for Income Taxes

Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

The provision for income taxes was $1.4 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2023 and 2022 was 20.6% and 20.6%, respectively.

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

The provision for income taxes was $4.1 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2023 and 2022 was 20.6% and 19.8%, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of non-GAAP financial measure:
Net income	$5,380	$5,643	$15,825	$27,512
GAAP Provision for income taxes	1,392	1,460	4,101	6,787
Delaware Franchise Tax	50	50	150	150
Interest expense	86	109	314	270
Interest income	(376)	(8)	(421)	(12)
Depreciation and amortization	996	977	3,012	2,904
Equity-based compensation	353	285	1,047	789
Other adjustments (A)	119	(344)	269	(10,815)
Adjusted EBITDA	$8,000	$8,172	$24,297	$27,585
Adjusted EBITDA Margin	26.9%	28.1%	27.3%	29.1%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$5,380	$5,643	$15,825	$27,512
GAAP Provision for income taxes	1,392	1,460	4,101	6,787
Delaware Franchise Tax	50	50	150	150
Other adjustments (A)	119	(344)	269	(10,815)
Adjusted earnings before provision for income taxes	6,941	6,809	20,345	23,634
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,805)	(1,770)	(5,290)	(6,145)

Adjusted net income	$5,136	$5,039	$15,055	$17,489

GAAP net income per share (B):
Basic	$0.34	$0.35	$1.01	$1.70
Diluted	$0.34	$0.35	$1.00	$1.70

Adjusted earnings per share/unit (B):
Basic	$0.37	$0.35	$1.08	$1.22
Diluted	$0.36	$0.34	$1.05	$1.19

Shares/units outstanding:
Basic Class A shares outstanding	9,342	9,627	9,342	9,627
Basic Class B shares/units outstanding	4,545	4,668	4,545	4,668
Total basic shares/units outstanding	13,887	14,295	13,887	14,295

Diluted Class A shares outstanding (C)	9,366	9,659	9,366	9,659
Diluted Class B shares/units outstanding (D)	4,956	5,041	4,956	5,041
Total diluted shares/units outstanding	14,322	14,700	14,322	14,700

(A)
Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acquisition costs (a)	$—	$5	$5	$32
Severance	—	13	19	13
Other (b)	119	(362)	245	(10,860)
Total other adjustments	$119	$(344)	$269	$(10,815)
(a)
For the nine months ended September 30, 2023, represents professional fees of $5 related to the acquisition of Cortina. For the three months ended September 30, 2022, represents insurance costs of $5 related to the acquisition of Cortina. For the nine months ended September 30, 2022, represents insurance costs of $22 and professional fees of $10 related to the acquisition of Cortina.
(b)
For the three months ended September 30, 2023, represents an adjustment to the fair value of the tax receivable agreement of $40, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, $23 related to moving costs and software implementation costs of $8. For the nine months ended September 30, 2023, represents an adjustment to the fair value of the tax receivable agreement of $40, an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives, $35 related to moving costs, software implementation costs of $28 and a fair value adjustment to the Cortina contingent purchase price consideration of ($2). For the three months ended September 30, 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($343), an adjustment to the fair value of the tax receivable agreement of ($93), an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and expenses related to obtaining a business license of $26. For the nine months ended September 30, 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($10,943), an adjustment to the fair value of the tax receivable agreement of ($93), an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives, expenses related to obtaining a business license of $26 and expenses related to the Coronavirus pandemic of $6.
(B)
GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)
Includes 23,732 and 31,974 unvested restricted stock units at September 30, 2023 and 2022, respectively.
(D)
Includes 264,037 and 120,772 unvested restricted stock units at September 30, 2023 and 2022, respectively, and 147,506 and 252,904 unvested non-qualified options at September 30, 2023 and 2022, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with its successor, SOFR The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On June 15, 2023, the revolving credit facility was further amended to extend the maturity date to June 18, 2024. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to our subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. As of September 30, 2023, we had $3.6 million outstanding under the term loan. As of September 30, 2023, there were no borrowings outstanding on the revolving credit facility. We were in compliance with the covenants under the credit facility as of September 30, 2023.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2023 and December 31, 2022.

	As of
(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$58,867	$77,432
Accounts receivable	$9,818	$9,118
Due from Silvercrest Funds	$1,178	$577

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
Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2023 and 2022. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$6,248	$7,694
Net cash used in investing activities	(3,355)	(669)
Net cash used in financing activities	(21,442)	(25,417)
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net change in cash	$(18,565)	$(18,392)

Operating Activities

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023 and 2022, operating activities provided $6.2 million and $7.7 million, respectively. This difference is primarily the result of a decrease in net income of $11.7 million, a decrease in accrued compensation of $2.2 million, decreased deferred tax expense of $1.8 million, decreased non-cash lease expense of $0.3 million and decreased distributions received from investment funds of $1.4 million, partially offset by an increase in equity-based compensation expense of $0.3 million, increased operating lease liabilities of $1.4 million, an increase in receivables and due from Silvercrest funds of $1.3 million, an increase in prepaid and other expenses of $1.9 million, an increase in depreciation and amortization of $0.1 million and an increase in accounts payable and accrued expense of $10.9 million primarily due to a change in the fair value of contingent consideration related to the Cortina Acquisition.

Investing Activities

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023 and 2022, investing activities used $3.4 million and $0.7 million, respectively. The primary use of cash during the nine months ended September 30, 2023 was for the acquisition of furniture and equipment and for leasehold improvements, mainly related to the buildout of new office space in Milwaukee. The primary use of cash during the nine months ended September 30, 2022 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023 and 2022, financing activities used $21.4 million and $25.4 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company repaid $2.7 million and $2.7 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the nine months ended September 30, 2023 and 2022 were $7.8 million and $7.9 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid dividends of $5.2 million and $5.1 million, respectively, to Class A shareholders. During the nine months ended September 30, 2023 and 2022, we made earnout payments of $0.1 and $4.6 million. During the nine months ended September 30, 2023 and 2022, we received payments from partners on notes receivable of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2023 and 2022, we purchased approximately 300,000 and 286,000 shares of Class A common stock of Silvercrest Asset Management Group Inc., respectively, at a cost of $5.8 million and $5.2 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of September 30, 2023 and December 31, 2022, $3.6 million and $6.3 million, respectively, was outstanding under the term loan with City National Bank. As of September 30, 2023 and December 31, 2022, accrued but unpaid interest on the term loan with City National Bank was $24,000 and $37,000, respectively.

As of September 30, 2023 and December 31, 2022, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 2, 2023.

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
•
Level 2—includes inputs other than quoted prices that are observable for the instruments, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or inputs other than quoted prices that are observable for the instruments. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and managed funds whose net asset value is based on observable inputs.
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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2023 AUM	$22.3	$4.3	$4.6	$31.2
December 31, 2022 AUM	$22.4	$3.6	$2.9	$28.9

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

The average value of our assets under management for the three and nine months ended September 30, 2023 was approximately $31.6 and $30.1 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.2 and $3.0 billion for the three and nine months ended September 30, 2023, respectively, which would cause an annualized increase or decrease in revenues of approximately $11.9 and $11.8 million for the three and nine months ended September 30, 2023, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2023 of 0.38% and 0.39%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item. Notwithstanding, our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three and nine months ended September 30, 2023 and 2022 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2023.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic situation on our internal controls to minimize the impact on their design and operating effectiveness.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - Other Information

Item 5. Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York, on November 2, 2023.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	November 2, 2023		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	November 2, 2023		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)