Form 10-K
period 2023-12-31
Silvercrest Asset Management Group Inc.
filed 2024-03-07
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $188.9 million based on the closing price of $20.25 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2023.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 4, 2024 were 9,478,997 and 4,431,104, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•
The Company has been impacted by the COVID-19 pandemic and cannot predict what effects COVID-19 may have on the Company’s business, clients, vendors, and other business partners in the future.

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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2023, our assets under management were $33.3 billion.

We were founded 21 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2023, we had 835 client relationships with an average size of $39 million that represented approximately 99% of our assets under management. Our top 50 relationships averaged $421 million in size, and such amount represented approximately 63% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 27%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 32%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

ASSETS UNDER MANAGEMENT GROWTH
4/1/02-12/31/23

SILVERCREST CAGR: 27%
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

As of December 31, 2023, approximately 69% of our discretionary assets under management were held for individual clients and 31% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2023, approximately eight percent of our 152 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 27 years and, in some cases, even longer.

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

We have a staff of seven professionals who work with our portfolio managers to deliver family office services to interested clients. The fees for family office services are negotiated with the client and generally are not asset-based. For this reason, the revenues generated by our family office services are non-correlated to market movements and provide us with a diversified source of earnings. We believe these family office services have been an attractive component of our overall value proposition and engender a stronger relationship with our clients, leading to greater client retention and the institutionalization of client relationships.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $33.3 billion as of December 31, 2023 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

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

Acquired Growth

From our inception, our organic growth has been complemented by selective hiring and strategic acquisitions, which have served to enlarge our client base, expand our professional ranks, increase our geographic presence and broaden our service capabilities. We therefore expect to continue to recruit and hire senior portfolio managers with significant client relationships as well as successful investment professionals with capabilities currently not available internally to us. We have used acquisitions to extend our presence into new geographies (Massachusetts, Virginia, New Jersey, California and Wisconsin) and to gain new investment expertise. The nine strategic acquisitions we have successfully completed have allowed us to benefit from economies of scale and scope.

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

Institutional Growth

After fifteen years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

With limited resources, we have created a focused national advertising campaign, which has drawn praise from clients, prospects and competitors alike. We have carefully chosen media outlets that reach our target audience efficiently. This effort has resulted in appearances on CNBC. We estimate that the new business that we get directly as a result of our advertising finances its cost.

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2023:1

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

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1], [2]	ANNUALIZED PERFORMANCE
AS OF 12/31/23	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	13.0	9.6	13.4	11.7	9.4
Russell 1000 Value Index		11.5	8.9	10.9	8.3	7.6
Small Cap Value Composite	4/1/02	15.6	9.0	11.7	7.4	10.3
Russell 2000 Value Index		14.6	7.9	10.0	6.1	7.9
Smid Cap Value Composite	10/1/05	9.6	6.4	9.6	7.0	9.2
Russell 2500 Value Index		16.0	8.8	10.8	7.1	7.6
Multi Cap Value Composite	7/1/02	12.4	7.1	11.1	8.9	9.4
Russell 3000 Value Index		11.7	8.8	10.8	8.2	8.1
Equity Income Composite	12/1/03	7.0	8.4	9.4	8.7	10.8
Russell 3000 Value Index		11.7	8.8	10.8	8.2	8.2
Focused Value Composite	9/1/04	4.4	2.5	6.6	5.6	9.1
Russell 3000 Value Index		11.7	8.8	10.8	8.2	8.0
Small Cap Opportunity Composite	7/1/04	18.1	5.1	12.6	10.1	10.8
Russell 2000 Index		16.9	2.2	10.0	7.3	8.0
Small Cap Growth Composite	7/1/04	7.5	(1.0)	12.8	12.1	10.5
Russell 2000 Growth Index		18.7	(3.5)	9.2	8.1	8.2
Smid Cap Growth Composite	1/1/06	11.5	(5.3)	14.9	13.7	10.5
Russell 2500 Growth Index		18.9	(2.7)	11.4	10.2	9.2

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2023:

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

Employees

As of December 31, 2023, we had 149 full-time employees and three part-time employees. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees continue to remain strong.

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

Set forth below is our holding company structure and ownership as of December 31, 2023.

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
(3)
Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,431,105 Class B units as of December 31, 2023, which represents the right to receive approximately 32.9% of the distributions made by Silvercrest L.P. The principals also collectively hold 240,998 restricted stock units which are exercisable for one Class B unit, which collectively represent the right to receive approximately 1.7% of the distributions made by Silvercrest L.P. The 240,998 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.
(4)
We hold 9,478,997 Class A units, which represents the right to receive approximately 67.1% of the distributions made by Silvercrest L.P. The 240,998 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.

Regulatory Environment

Our business is subject to extensive regulation in the United States at the federal, state and local levels and any non-US regulatory or self-regulatory organizations to which we are subject. Under these laws and regulations, agencies that regulate investment advisers and other businesses have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser license and other registrations, censures and fines.

The legislative and regulatory environment in which we operate has undergone significant changes in recent years. New laws or regulations, or changes in the enforcement of existing laws or regulations applicable to us, our activities and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries have resulted in increased scrutiny of the industry and new rules and regulations for investment advisers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders.

In addition, as a result of market events, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the Securities and Exchange Commission (the “SEC”), other U.S. or non-U.S. regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new proposed laws, regulations or initiatives that could apply to markets in which we trade, or whether any of those proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and affect the manner in which we conduct our business.

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

The Advisers Act imposes substantive regulation on virtually all aspects of our business and relationships with our clients. As a registered investment adviser, we are subject to many requirements that cover, among other things, disclosure of information about our business to clients; maintenance of written policies and procedures; maintenance of books and records; restrictions on the types of fees we may charge, including performance fees; solicitation arrangements; engaging in transactions with clients; maintaining an effective compliance program; custody of client assets; client privacy; advertising; political contributions; information security and proxy voting. The SEC has authority to inspect any registered investment adviser from time to time to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) consistent with disclosures made to clients and (iii) with adequate systems and procedures in place to ensure compliance.

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted this duty to impose standards, requirements, and limitations on, among other things: trading for proprietary, personal and client accounts; allocation of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage 88% of our accounts on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. Section 28(e) of the Securities Exchange Act of 1934, or the Exchange Act, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including The Employee Retirement Income Security Act of 1974, as amended, or ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) we must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to us in carrying out our investment decision-making responsibilities. In permissible circumstances, we may receive technology-based research, market quotation and/or market survey services which are paid for in whole or in part by soft dollar brokerage arrangements. If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.

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

Other Jurisdictions

Many countries other than the United States have enacted laws, rules, and regulations that apply to investment advisers and private fund managers that offer their services in those jurisdictions. Though it has client relationships with individuals who reside in jurisdictions other than the United States, other than as set forth below with respect to SAMS, Silvercrest does not market or offer its services in any jurisdiction other than the United States. Similarly, revisions to the EU’s Markets in Financial Instruments Directive (MiFID II), which took effect in January 2018, introduced new requirements for certain non-EU portfolio managers who provide certain investment services to EU investors. Should SAMG LLC or any of our other affiliates provide such services in the EU, it and such funds may be subject to the regulatory requirements of MiFID II.

Silvercrest Asset Management (Singapore) Pte. Ltd. (“SAMS”) maintains a capital market services license to conduct the regulated activity of fund management granted by the Monetary Authority of Singapore (“MAS”) under the Securities and Futures Act in Singapore (“SFA”). SAMS has various responsibilities pursuant to the SFA. Failure by SAMS to uphold those responsibilities could result in disciplinary action by MAS, including fines, censure, and/or the suspension or termination of its license.

In addition, we and/or our affiliates may become subject to additional regulatory demands in the future to the extent we expand our investment advisory business in existing and new jurisdictions. There are also a number of pending or recently enacted legislative and regulatory initiatives in the United States and in other jurisdictions that could significantly impact our business.

Compliance

Our compliance function is comprised of a team of professionals. This group is responsible for all regulatory compliance matters, as well as monitoring adherence to client investment guidelines. Senior management is involved at various levels with respect to these functions.

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

We have outlined the historical returns of our existing investment strategies under the “Business” heading in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2023 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In certain periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of strategies and clients.

As of December 31, 2023, $21.5 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represented approximately 96% of our investment management fees for the twelve months ended December 31, 2023. In addition, $0.4 billion of our assets under management were invested in private partnerships as of December 31, 2023, and the revenue from these private partnerships represented approximately 4.0% of our investment management fees for the twelve months ended December 31, 2023. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies withdrew their investments or terminated their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2023, our international equity strategies, which invest primarily in companies domiciled outside of the United States, accounted for approximately 1.2% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $33.3 billion as of December 31, 2023. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2023, $13.1 billion, representing 39% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2023 were Small Cap Value, Large Cap Value, Equity Income, Multi Cap Value and Smid Cap Value which represented 24%, 20%, 18%, 12% and 9% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

We have no material assets other than our ownership of Class A units of Silvercrest L.P. and have no independent means of generating revenue. Silvercrest L.P. is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its partnership units, including us. Accordingly, we will incur income taxes on our proportionate share of any net taxable income of Silvercrest L.P. and also will incur expenses related to our operations. Under the terms of its second amended and restated limited partnership agreement, Silvercrest L.P. is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we also will incur expenses related to our operations, including expenses under the tax receivable agreement, which we expect will be significant. We intend to cause Silvercrest L.P. to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreement. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may need to borrow funds, which could have a material adverse effect on our liquidity and financial condition. To the extent we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest at SOFR plus 300 basis points until paid.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $5.0 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $8.8 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $8.8 million in the aggregate under the tax receivable agreement.

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

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. Operational risks, such as trading or operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by the failure to prevent or mitigate data loss or other security breaches, or other cyber security threats or attacks, including breaches of our vendors’ technology and systems, fire or other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus have a material adverse effect on our business. Some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can increase the cost of an error. Information security risks relating to our business primarily involve the potential security breaches of our clients’ personal and financial information and illegal use thereof through system-wide “hacking” or other means. While we have never experienced a successful information security threat or attack on our technology systems, this may occur in the future.

Although we have back-up systems and information security and consumer protection measures in place, our back-up procedures, cyber defenses and capabilities in the event of a failure, interruption, or breach of security may not be adequate. Insurance and other safeguards we use may not be available or may only partially reimburse us for our losses related to operational failures or third party information security attacks. In addition, we may choose to reimburse a client in the event of a trading error or under other circumstances, even if we are not legally required to do so, and any such reimbursements could adversely affect our results of operations.

As a public company and as our client base, number of investment strategies and/or physical locations increase, developing and maintaining our operational systems and infrastructure and protecting our systems from information security attacks and threats may become increasingly challenging and costly, which could constrain our ability to expand our businesses. Any upgrades or expansions to our operations and/or technology to accommodate increased volumes of transactions or otherwise may require significant expenditures and may increase the probability that we will suffer system interruptions and failures. We also depend substantially on our New York office where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to that office could have a material adverse effect on us.

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

Accounts sourced through consultant-led searches have been key to our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2023 we had approximately $5.7 billion in assets under management from third party distribution channels, which constituted approximately 17% of our total assets under management. Our failure to successfully maintain these third-party distribution channels could materially and adversely affect our business. In addition, poor reviews or evaluations by any of these parties, whether of a particular product or of us, could result in client withdrawals and impact our ability to attract new assets through such intermediaries.

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

We have 9,478,997 shares of our Class A common stock outstanding as of March 4, 2024. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one-third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions. The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2023, we have reserved for issuance 1,110,578 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

Our revenue is highly correlated to securities markets, and we expect that our assets under management and revenue levels will be negatively impacted, on an incremental basis, by the effect of the COVID-19 pandemic on securities markets. The COVID-19 pandemic affected our operations in each of the quarters during the period from April 1, 2020 through the quarter ended December 31, 2023, and may continue to do so indefinitely thereafter. While demand for the Company’s services continues given the current capital markets and overall economic environment, such demand may not continue and demand may decrease from historical levels depending on a variety of factors related to the COVID-19 pandemic, as well as the risk of resurgence. Such events may result in business disruption, reduced earnings and operations, any of which could materially affect our business, financial condition, and results of operations. If the Company’s clients, vendors and business partners are impacted by the pandemic for an extended period of time, the Company’s earnings and operations may be negatively impacted as well.

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

The ongoing conflicts in Ukraine and Gaza have, and will likely continue to, negatively impact the global economy and may have a material adverse effect on our business, operations and financial results.

The military conflicts in Ukraine and Gaza and the ongoing geopolitical tensions have created significant volatility, uncertainty and economic disruption. The United States, European Union and other countries have announced economic sanctions against Russia, and the recent war in Gaza and the threat of ongoing international conflict have created further global instability. While it has not had a material adverse effect on our business, operations and financial results, the extent to which the conflicts impact our business, operations and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the conflicts, governmental and business actions that have been and continue to be taken in response to the conflict, the impact of the conflict on economic activity and any retaliatory actions taken, including by Russia.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We regularly assess risks from information security threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our information security policies, processes, and practices. To protect our information systems from threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

We recognize the importance of protecting information assets such as the personally identifiable information of our employees, and proprietary business information, and have adopted policies, management oversight, accountability structures and technology processes designed to safeguard this information. All our employees are required to attest annually to our information security policies and participate in regular security awareness training to protect their information and the Silvercrest data and systems to which they have access. These trainings also remind employees how to report any potential privacy or data security issues.

Our information security organization comprises internal and external resources designed to identify, protect, detect, mitigate, resolve, and recover from various threats and attacks by malicious actors. We leverage 24x7x365 monitoring tools and services to address the confidentiality, integrity, and availability of Silvercrest assets and data. Regular internal and third-party reviews are performed on our processes and technologies to validate the effectiveness of our privacy and data security controls and safeguards. We monitor industry best practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive Silvercrest data. We have implemented and maintain a written proprietary security incident response plan, with defined roles and responsibilities that address notification obligations and incident response procedures to follow in the event of a data security breach. We are dedicated to business continuity and resiliency, and have documented strategies, policies, and procedures in place to protect employee, business, and client data in the event of an emergency or natural disaster.

We work with third-party service providers that proactively assess our information security program and provide us with an industry view of the cyberthreat landscape, in addition to monitoring and supporting our control environment and breach notification and response processes.

As of the date of this Annual Report on Form 10-K, information security threats have not materially affected and we believe are not reasonably likely to materially affect Silvercrest, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Operational risks, including the threat of cyber-attacks, may disrupt our business, breach our clients’ security, result in losses or limit our growth” in Part I, Item 1A. “Risk Factors” for more information regarding cybersecurity risks and potential related impacts on Silvercrest.

Governance

We have implemented and maintain a formal information security program, designed to develop, and maintain privacy and data security practices to protect Silvercrest assets and sensitive third-party information, including personal information. This program is governed by employees comprised of members of senior management, including our Chief Information Security Officer (“CISO”), who meet regularly and provide reports to the Board of Directors at least annually. The CISO oversees communications with the Board of Directors regarding material cybersecurity incidents and provides the Board with a summary of risks from current cybersecurity threats on a regular basis, as well as updates on management’s information security program oversight and maintenance activities, and any material changes to Silvercrest’s information security practices and procedures.

We take a risk-based approach to information security and have implemented policies throughout our operations that are designed to address threats and our response to actual or suspected incidents. In particular, the CISO is responsible for the ongoing identification and assessment of reasonably foreseeable cybersecurity threats and based on these assessments, evaluating and overseeing the implementation of safeguards for limiting such risks, including employee training and compliance, and detection and prevention mechanisms. If an information security incident occurs, Silvercrest will assemble an incident response team responsible for the identification, remediation, and post-incident review of such incident, engage outside advisors and notify third parties as appropriate and assess the materiality of the nature, scope and timing of a given incident and whether public disclosure is required.

The CISO is responsible for leading the assessment and management of cybersecurity risks. The CISO provides reports to the Board of Directors as part of the updates discussed above and regularly communicates with other members of senior management regarding information security risks.

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

Issuer Purchases of Equity Securities

No purchases of our Class A common stock were made during the quarter ended December 31, 2023.

Holders

As of March 4, 2024, there were 17 holders of record of our Class A common stock and 57 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	424,058	$15.32	1,110,578
Equity compensation plans not approved by security holders	—	—	—
Total	424,058	$15.32	1,110,578

A total of 1,670,960 shares of Class A common stock were initially registered and an additional 1,050,000 were added when the 2012 Equity Incentive Plan was amended in June 2022, 966,510 restricted stock units were granted in August 2015, 14,373 restricted stock units were granted in May 2016, 105,398 non-qualified stock options were granted in October 2018, 60,742 non-qualified stock options were granted in May 2019, 34,388 restricted stock units were granted in May 2019, 8,242 restricted stock units were granted in March 2020, 86,764 non-qualified stock options were granted in May 2020, 49,116 restricted stock units were granted in May 2020, 21,598 restricted stock units were granted in January 2021, 129,314 restricted stock units were granted in May 2021, 1,827 restricted stock units were granted in August 2021, 10,270 restricted stock units were granted in May 2022, 92,154 restricted stock units were granted in November 2022, 101,192 restricted stock units were granted in April 2023, 11,822 restricted stock units were granted in May 2023, 83,328 of the non-qualified stock options granted in October 2018 were returned to the plan in October 2023 and 1,110,578 remain reserved for issuance under the 2012 Equity Incentive Plan as of December 31, 2023.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2023, our assets under management increased 15.2% from $28.9 billion to $33.3 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued restricted stock units exercisable for 240,998 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 32.9% partnership interest in Silvercrest L.P. as of December 31, 2023 are reflected in non-controlling interests in our consolidated financial statements.

This Item 7 generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 2, 2023.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time.

The COVID-19 pandemic affected our operations in each of the quarters during the period April 1, 2020 through December 31, 2023 and may continue to do so indefinitely thereafter.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Year Ended December 31,
(in thousands except as indicated)	2023	2022	2021
Revenue	$117,410	$123,217	$131,603
Income before other income (expense), net	$18,819	$38,562	$30,521
Net income	$15,183	$30,793	$24,946
Net income margin	12.9%	25.0%	19.0%
Net income attributable to Silvercrest	$9,094	$18,828	$14,693
Adjusted EBITDA (1)	$26,878	$32,021	$43,441
Adjusted EBITDA margin (2)	22.9%	26.0%	33.0%
Assets under management at period end (billions)	$33.3	$28.9	$32.3
Average assets under management (billions) (3)	$31.1	$30.6	$30.1

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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2023	2022	2021
AUM concentrated in Discretionary Managed Accounts	$21.5	$20.5	$24.6
Average AUM For Discretionary Managed Accounts	$21.0	$22.6	$22.4
Discretionary Managed Accounts Revenue (in millions)	$108.7	$114.3	$122.3
Percentage of management and advisory fees revenue	96%	96%	96%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2023	2022	2021
AUM concentrated in Private Funds	$0.4	$0.4	$0.5
Average AUM For Private Funds	$0.4	$0.5	$0.5
Private Funds Revenue (in millions)	$4.1	$4.4	$4.7
Percentage of management and advisory fees revenue	4%	4%	4%

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.38%, 0.40% and 0.44% for the years ended December 31, 2023, 2022 and 2021, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2023, 2022 and 2021. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Cash compensation and benefits (1)	$70,992	$70,461	$71,138
Non-cash equity-based compensation expense	1,627	1,149	1,426
Total compensation expense	$72,619	$71,610	$72,564

(1)
For the years ended December 31, 2023, 2022 and 2021, $31,289, $32,262 and $34,781 of partner incentive payments were included in cash compensation and benefits expense, respectively.

During 2023, 2022 and 2021, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders. During 2022 and 2021, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder. Information regarding restricted stock units can be found in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

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

Operating Results

Revenue

Our revenues for the years ended December 31, 2023, 2022 and 2021 are set forth below:

	For the Years Ended December 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Management and advisory fees	$112,794	$118,725	$(5,931)	(5.0)%
Performance fees and allocations	—	2	(2)	(100.0)%
Family office services	4,616	4,490	126	2.8%
Total revenue	$117,410	$123,217	$(5,807)	(4.7)%

	For the Years Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Management and advisory fees	$118,725	$126,976	$(8,251)	(6.5)%
Performance fees and allocations	2	86	(84)	100.0%
Family office services	4,490	4,541	(51)	(1.1)%
Total revenue	$123,217	$131,603	$(8,386)	(6.4)%

The growth in our assets under management from January 1, 2021 to December 31, 2023 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2021	$20.6	$7.2	$27.8	(1)
Gross client inflows	5.7	0.5	6.2
Gross client outflows	(5.5)	(0.5)	(6.0)
Net client flows	0.2	—	0.2
Market appreciation	4.3	—	4.3
As of December 31, 2021	$25.1	$7.2	$32.3	(1)
Gross client inflows	4.4	2.0	6.4
Gross client outflows	(5.8)	(0.5)	(6.3)
Net client flows	(1.4)	1.5	0.1
Market depreciation	(2.8)	(0.7)	(3.5)
As of December 31, 2022	$20.9	$8.0	$28.9	(1)
Gross client inflows	3.0	2.4	5.4
Gross client outflows	(4.1)	(0.7)	(4.8)
Net client flows	(1.1)	1.7	0.6
Market appreciation	2.1	1.7	3.8
As of December 31, 2023	$21.9	$11.4	$33.3	(1)

(1)
Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/2023	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	13.0	9.6	13.4	11.7	9.4
Russell 1000 Value Index		11.5	8.9	10.9	8.3	7.6
Small Cap Value Composite	4/1/02	15.6	9.0	11.7	7.4	10.3
Russell 2000 Value Index		14.6	7.9	10.0	6.1	7.9
Smid Cap Value Composite	10/1/05	9.6	6.4	9.6	7.0	9.2
Russell 2500 Value Index		16.0	8.8	10.8	7.1	7.6
Multi Cap Value Composite	7/1/02	12.4	7.1	11.1	8.9	9.4
Russell 3000 Value Index		11.7	8.8	10.8	8.2	8.1
Equity Income Composite	12/1/03	7.0	8.4	9.4	8.7	10.8
Russell 3000 Value Index		11.7	8.8	10.8	8.2	8.2
Focused Value Composite	9/1/04	4.4	2.5	6.6	5.6	9.1
Russell 3000 Value Index		11.7	8.8	10.8	8.2	8.0
Small Cap Opportunity Composite	7/1/04	18.1	5.1	12.6	10.1	10.8
Russell 2000 Index		16.9	2.2	10.0	7.3	8.0
Small Cap Growth Composite	7/1/04	7.5	(1.0)	12.8	12.1	10.5
Russell 2000 Growth Index		18.7	(3.5)	9.2	8.1	8.2
Smid Cap Growth Composite	1/1/06	11.5	(5.3)	14.9	13.7	10.5
Russell 2500 Growth Index		18.9	(2.7)	11.4	10.2	9.2

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

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Our total revenue decreased by $5.8 million, or 4.7%, to $117.4 million for year ended December 31, 2023, from $123.2 million for year ended December 31, 2022. Despite higher assets under management ("AUM") as of December 31, 2023 when compared with AUM as of December 31, 2022, AUM levels were lower in previous periods. This was driven by market downturns, which had the effect of lower revenue during 2023 when compared with 2022.

Assets under management increased by $4.4 billion, or 15.2%, to $33.3 billion at December 31, 2023 from $28.9 billion at December 31, 2022. Our increase in assets under management for the year ended December 31, 2023 was attributable to an increase in discretionary assets under management of $1.0 billion and an increase in non-discretionary assets under management of $3.4 billion. The increase in our discretionary assets under management was driven by market appreciation and net client inflows. With respect to our discretionary assets under management, equity assets increased by 5.3% during the year ended December 31, 2023 and fixed income assets increased by 4.4% during the same period. With respect to our discretionary assets under management, most of our decrease came from our large cap growth, multi cap growth, international small cap value and core international strategies with composite returns of 36.0%, 29.1%, 28.8%, and 26.8%, respectively, for the year ended December 31, 2023. Compared to the year ended December 31, 2022, there was a decrease of $1.0 billion of client inflows, a decrease of $1.5 billion in client outflows and an increase of $7.3 billion in market appreciation. Our market appreciation during the year ended December 31, 2023 constituted a 11.4% rate of increase in our total assets under management compared to December 31, 2022, as compared to our market depreciation during the year ended December 31, 2022 which constituted a 12.1% rate of decrease in our total assets under management compared to December 31, 2021. Sub-advised fund management revenue decreased by $0.1 million for the year ended December 31, 2023 as compared to the prior year. Proprietary fund management revenue decreased by $0.3 million for the year ended December 31, 2023 as compared to the prior year as a result of market depreciation. As of December 31, 2023, the composition of our assets under management was 66% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 34% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue remained flat at approximately $4.6 million for the years ended December 31, 2023 and 2022.

There was no performance fee revenue for the years ended December 31, 2023 and 2022. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
(in billions)	2023	2022	2021
Total AUM as of January 1,	$28.9	$32.3	$27.8
Discretionary AUM:
Total Discretionary AUM as of January 1,	20.9	25.1	20.6
New client accounts/assets	0.3	0.5	0.5	(1)
Closed accounts	(0.2)	(0.1)	(0.4)	(2)
Net cash (outflow)/inflow	(1.3)	(1.8)	0.1	(3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation/(depreciation)	2.2	(2.8)	4.3
Change to Discretionary AUM	1.0	(4.2)	4.5
Total Discretionary AUM at December 31,	21.9	20.9	25.1
Change to Non-Discretionary AUM	3.4	0.8	—	(5)
Total AUM as of December 31,	$33.3	$28.9	$32.3

(1)
Represents new account flows from both new and existing client relationships
(2)
Represents closed accounts of existing client relationships and those that terminated
(3)
Represents periodic cash flows related to existing accounts
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)
Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2023, 2022 and 2021, are set forth below:

	For the Years Ended December 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Compensation and benefits (1)	$72,619	$71,610	$1,009	1.4%
General and administrative	25,972	13,045	12,927	99.1%
Total expenses	$98,591	$84,655	$13,936	16.5%

	For the Years Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Compensation and benefits (1)	$71,610	$72,564	$(954)	(1.3)%
General and administrative	13,045	28,518	(15,473)	(54.3)%
Total expenses	$84,655	$101,082	$(16,427)	(16.3)%

(1)
For the years ended December 31, 2023 and 2022, $31,289 and $32,262, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2023. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Total expenses increased by $13.9 million, or 16.5%, to $98.6 million for the year ended December 31, 2023 from $84.7 million for the year ended December 31, 2022. This increase was attributable to an increase in general and administrative expenses of $12.9 million and an increase in compensation and benefits expense of $1.0 million.

Compensation and benefits expense increased by $1.0 million, or 1.4%, to $72.6 million for the year ended December 31, 2023 from $71.6 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in equity based compensation expense of $0.5 million due to an increase in the number of unvested restricted stock units and unvested non-qualified stock options outstanding and an increase in salaries and benefits expense of $1.3 million primarily as a result of merit-based increases and newly-hired staff, partially offset by a decrease in the accrual for bonuses of $0.8 million.

General and administrative expenses increased by $12.9 million, or 99.1%, to $26.0 million for the year ended December 31, 2023 from $13.0 million for the year ended December 31, 2022. The increase was primarily attributable to increases in the fair value of contingent consideration related to the Cortina Acquisition of $11.8 million and the Neosho Acquisition of $0.3 million, portfolio and systems expenses of $0.5 million, occupancy and related costs of $0.2 million, marketing costs of $0.2 million, depreciation and amortization of $0.1 million and office expense of $0.1 million. These increases were partially offset by decreases in professional fees of $0.1 million, sub-advisory and referral fees of $0.1 million and telephone and internet costs of $0.1 million. Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in “Item 8. Financial Statements and Supplementary Data” of this filing.

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

Other Income (Expense), Net

	For the Years Ended December 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Other income (expense), net	$76	$260	$(184)	-70.8%
Interest income	946	24	922	NM
Interest expense	(421)	(416)	(5)	1.2%
Equity income from investments	73	(31)	104	NM
Total other income (expense), net	$674	$(163)	$837	NM

	For the Years Ended December 31,
(in thousands)	2022	2021	2022 vs. 2021 ($)	2022 vs. 2021 (%)
Other income (expense), net	$260	$190	$70	36.8%
Interest income	24	7	17	242.9%
Interest expense	(416)	(383)	(33)	8.6%
Equity income from investments	(31)	1,534	(1,565)	-102.0%
Total other income (expense), net	$(163)	$1,348	$(1,511)	-112.1%

NM = Not Meaningful

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Other income (expense), net increased by $0.8 million to $0.7 million for the year ended December 31, 2023 from ($0.2) million for the year ended December 31, 2022. There was a $0.4 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2023. The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes. Equity income from investments increased by $0.1 million in 2023 as compared with the same period in the prior year as a result of increased performance fee allocations. Interest expense for the year ended December 31, 2023 was flat as compared to the prior year. Interest income increased as a result of higher balances in interest-bearing accounts during the year.

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

Provision for Income Taxes

Year Ended December 31, 2023 versus Year Ended December 31, 2022

The provision for income taxes was $4.3 million and $7.6 million for the years ended December 31, 2023 and 2022, respectively. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2023 and 2022 was 22.1% and 19.8%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2023	2022	2021
Reconciliation of non-GAAP financial measure:
Net income	$15,183	$30,793	$24,946
GAAP Provision for income taxes	4,310	7,606	6,923
Delaware Franchise Tax	200	200	200
Interest expense	421	416	383
Interest income	(946)	(24)	(7)
Depreciation and amortization	4,014	3,883	3,923
Equity-based compensation	1,627	1,149	1,126
Other adjustments (A)	2,069	(12,002)	5,947
Adjusted EBITDA	$26,878	$32,021	$43,441
Adjusted EBITDA Margin	22.9%	26.0%	33.0%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$15,183	$30,793	$24,946
GAAP Provision for income taxes	4,310	7,606	6,923
Delaware Franchise Tax	200	200	200
Other adjustments (A)	2,069	(12,002)	5,947
Adjusted earnings before provision for income taxes	21,762	26,597	38,016
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(5,658)	(6,915)	(9,884)

Adjusted net income	$16,104	$19,682	$28,132

GAAP net income per share (B):
Basic and diluted	$0.96	$1.92	$1.52
Adjusted earnings per share/unit (B):
Basic	$1.16	$1.40	$1.95
Diluted	$1.12	$1.35	$1.89
Shares/units outstanding:
Basic Class A shares outstanding	9,479	9,560	9,869
Basic Class B shares/units outstanding	4,431	4,545	4,594
Total basic shares/units outstanding	13,910	14,105	14,463

Diluted Class A shares outstanding (C)	9,515	9,592	9,891
Diluted Class B shares/units outstanding (D)	4,820	5,011	5,017
Total diluted shares/units outstanding	14,335	14,603	14,908

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2023	2022	2021
Acquisition costs (a)	$5	$37	$363
Severance	71	13	10
Other (b)	1,993	(12,052)	5,574
Total other adjustments	$2,069	$(12,002)	$5,947

(a)
In 2023, represents professional fees of $5 related to the acquisition of Cortina. In 2022, represents insurance costs of $22 and professional fees of $15 related to the acquisition of Cortina. In 2021, represents equity-based compensation of $300 related to restricted stock unit grants issued to two associates hired as part of the Cortina Acquisition in conjunction with their admission to Silvercrest L.P., insurance costs of $45 and professional fees of $18 related to the Cortina Acquisition.

(b)
In 2023, represents a variable compensation payment of $1,667 related to the difference between the number of non-qualified stock options granted to an existing Class B unit holder as determined using the Black-Scholes method inclusive and exclusive of the expected annual dividend yield input, an adjustment to the fair value of the tax receivable agreement of $2, an ASC 842 (see Note 2. “Summary of Significant Accounting Policies”) rent adjustment of $192 related to the amortization of property lease incentives, moving costs of $35, software implementation costs of $35, professional fees related to a transfer pricing project of $37, legal fees related to the startup of a fund of $2, a fair value adjustment to the Neosho contingent purchase price consideration of $24 and a fair value adjustment to the Cortina contingent purchase price consideration of ($2). In 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($11,781), a fair value adjustment to the Neosho contingent purchase price consideration of ($299), an adjustment to the fair value of the tax receivable agreement of ($202), an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, expenses related to obtaining a business license of $26, system implementation costs of $6 and expenses related to the Coronavirus pandemic of $6. In 2021, represents a fair value adjustment to the Cortina contingent purchase price consideration of $5,670, an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives and expenses related to the Coronavirus pandemic of $191, partially offset by a fair value adjustment to the Neosho contingent purchase price consideration of ($365) and an adjustment to the fair value of our tax receivable agreement of ($114).

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 35,554 and 31,974 unvested restricted stock units at December 31, 2023 and 2022, respectively.
(D)	Includes 240,998 and 212,927 unvested restricted stock units and 147,506 and 252,904 non-qualified stock options at December 31, 2023 and 2022, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with its successor, SOFR The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On June 15, 2023, the revolving credit facility was further amended to extend the maturity date to June 18, 2024. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to our subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. As of December 31, 2023 and 2022, we had $2.7 million and $6.3 million outstanding under the term loan. We were in compliance with the covenants under the credit facility as of December 31, 2023 and 2022.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2023, 2022 and 2021.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$70,301	$77,432	$85,744
Accounts receivable	$9,526	$9,118	$8,850
Due from Silvercrest Funds	$558	$577	$428

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $8.8 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2023, 2022 and 2021. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$20,975	$23,383	$44,278
Net cash used in investing activities	(3,878)	(956)	(908)
Net cash used in financing activities	(24,216)	(30,739)	(20,124)
Net change in cash	$(7,119)	$(8,312)	$23,246

Operating Activities

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Operating activities provided $21.0 million and $23.4 million for the years ended December 31, 2023 and 2022, respectively. This difference is primarily the result of decreases in net income of $15.6 million, deferred tax expense of $1.8 million, operating lease liabilities of $0.5 million, a decrease in equity income from investments of $0.1 million, distributions received from investment funds of $1.4 million and accrued compensation of $0.4 million. These decreases were partially offset by a change in the TRA liability of $0.2 million, a change in prepaid and other assets of $2.6 million, and increases in non-cash lease expense of $1.6 million, equity-based compensation expense of $0.5 million, accounts payable and accrued expenses of $12.4 million, primarily due to a change in the fair value of contingent consideration related to the Cortina and Neosho Acquisitions and depreciation and amortization of $0.1 million.

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

Investing Activities

Year Ended December 31, 2023 versus Year Ended December 31, 2022

For the years ended December 31, 2023 and 2022, investing activities used $3.9 million and $1.0 million, respectively. The primary use of cash during 2023 and 2022 was for the acquisition of furniture, equipment and leasehold improvements.

Year Ended December 31, 2022 versus Year Ended December 31, 2021

For the years ended December 31, 2022 and 2021, investing activities used $1.0 million and $0.9 million, respectively. The primary use of cash during 2022 and 2021was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Year Ended December 31, 2023 versus Year Ended December 31, 2022

For the years ended December 31, 2023 and 2022, financing activities used $24.2 million and $30.7 million, respectively. Dividends of $7.0 million and $6.8 million were paid during 2023 and 2022, respectively, to Class A shareholders. Payments received from partners on notes receivable was $0.1 million and $0.2 million during 2023 and 2022, respectively. Distributions to partners of Silvercrest L.P. of $7.8 million and $7.9 million were paid during 2023 and 2022, respectively. Repayment of borrowings under the credit facility was $3.6 million and $2.7 million in 2023 and 2022, respectively. Payments of contingent purchase price consideration totaled $0.1 million and $4.6 million in 2023 and 2022, respectively. During 2023 and 2022, approximately 300 thousand and 476 thousand shares of Class A common stock of Silvercrest Asset Management Group Inc. were purchased at a cost of $5.8 million and $8.8 million, respectively.

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

As of December 31, 2023 and 2022, $2.7 million and $6.3 was outstanding under our term loan with City National Bank.

As of December 31, 2023 and 2022, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2023 or December 31, 2022.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2023 and 2022, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2023 AUM	$23.8	$4.8	$4.7	$33.3
December 31, 2022 AUM	$22.4	$3.6	$2.9	$28.9

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2023 was approximately $31.1 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.1 billion for the year ended December 31, 2023, which would cause an annualized increase or decrease in revenues of approximately $11.7 million for the year ended December 31, 2023, at a weighted average fee rate for the year ended December 31, 2023 of 0.38%.

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

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2023, 2022 and 2021 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2023. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2023.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal controls over financial reporting, which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

During the three months ended December 31, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements
(i)
Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
(ii)
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
(iii)
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021
(iv)
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
(v)
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

10.16*+	Employment agreement with J. Allen Gray dated July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.17*	Ninth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed June 17, 2021).

10.18*	Tenth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q filed on May 5, 2022).

10.19*	Eleventh Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 17, 2022).

10.20*	Twelfth Amendment to Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 15, 2023).

19.1**	Insider Trading Policy.

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under "Signatures").

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed

** Filed herewith

*** Furnished herewith

+ Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on March 7, 2024.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard his true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2023 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2024:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 7, 2024

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 7, 2024

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 7, 2024

/s/ Richard J. Burns
Richard J. Burns	Director	March 7, 2024

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 7, 2024

/s/ Darla M. Romfo
Darla M. Romfo	Director	March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Tax Receivable Agreement – Refer to Note 1 of the financial statements

Critical Audit Matter Description

As disclosed in Note 1, in connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of Silvercrest L.P (“SLP”) that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires the Company to pay 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not SLP as Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any. The required payments to principals for certain tax benefits Silvercrest claims and the amounts paid to the principals could be significant depending on the savings, if any, from the U.S federal and state income tax. Realization of these tax benefits may occur in periods after the initial public offering as a result of any step-up in tax basis in SLP’s assets resulting from (a) the purchases or exchanges of Class B units (along with the corresponding shares of the Class B common stock) for shares of the Class A common stock and (b) payments under this tax receivable agreement, certain prior distributions by

Silvercrest L.P. and prior transfers or exchanges of Class B units which resulted in tax basis adjustments to the assets of Silvercrest L.P, and tax benefits related to imputed interest deemed to be paid by us as a result of this tax receivable agreement.

The principal considerations for our determination that performing procedures relating to the estimated liability and amounts payable under the TRA is a critical audit matter arise due to the significant judgements by management to determine the impact of the change in tax basis, resulting from changes in the price of shares of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the income and the tax rates then applicable form the changes in tax laws. Further, estimation and judgement in the TRA balances arise as tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment is required in determining the tax liability and in evaluating tax positions that is recognized as of year-end.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Tax Receivable Agreement included the following:

1.
We tested the effectiveness of internal controls over the management’s assessment related to the estimated liability and amounts payable under the TRA.
2.
With the assistance of our tax specialists, we validated the reasonableness of Management’s estimates and other inputs used in calculating the TRA amount including effects of the purchase and exchanges of Class B to Class A shares and relevant changes in the tax law affecting the calculation.
3.
With the assistance of our tax specialists, we assessed the mathematical accuracy of the overall tax liability by footing, cross-footing, and recalculating the liability based on the relevant tax rates in the current year.
4.
We evaluated management’s ability to reasonably determine the liability through independent analysis including a comparison of actual results to management’s estimates.
5.
We evaluated the reasonableness of management’s estimates by comparing the liability to:
•
Historical TRA liability balances
•
Internal communications to management and the Board of Directors
•
Forecasted information included in Company press releases, analyst and industry reports for the Company and certain of its peer companies.

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2024

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 7, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2024

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$70,301	$77,432
Investments	219	146
Receivables, net	9,526	9,118
Due from Silvercrest Funds	558	577
Furniture, equipment and leasehold improvements, net	7,422	5,021
Goodwill	63,675	63,675
Operating lease assets	19,612	23,653
Finance lease assets	330	342
Intangible assets, net	18,933	21,349
Deferred tax asset—tax receivable agreement	5,034	6,915
Prepaid expenses and other assets	3,964	4,447
Total assets	$199,574	$212,675
Liabilities and Equity
Accounts payable and accrued expenses	$1,990	$1,704
Accrued compensation	37,371	39,734
Borrowings under credit facility	2,719	6,337
Operating lease liabilities	26,277	29,552
Finance lease liabilities	336	344
Deferred tax and other liabilities	9,071	9,172
Total liabilities	77,764	86,843
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,287,452 and 9,478,997 issued and outstanding, respectively, as of December 31, 2023; 10,068,369 and 9,559,587 issued and outstanding, respectively, as of December 31, 2022	103	101
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,431,105 and 4,545,380 issued and outstanding as of December 31, 2023 and 2022, respectively	43	44
Additional Paid-In Capital	55,809	53,982
Treasury stock, at cost, 808,455 and 508,782 shares as of December 31, 2023 and 2022, respectively	(15,057)	(9,295)
Accumulated other comprehensive income (loss)	(12)	—
Retained earnings	41,851	39,761
Total Silvercrest Asset Management Group Inc.’s equity	82,737	84,593
Non-controlling interests	39,073	41,239
Total equity	121,810	125,832
Total liabilities and equity	$199,574	$212,675

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Revenue
Management and advisory fees	$112,794	$118,725	$126,976
Performance fees and allocations	—	2	86
Family office services	4,616	4,490	4,541
Total revenue	117,410	123,217	131,603
Expenses
Compensation and benefits	72,619	71,610	72,564
General and administrative	25,972	13,045	28,518
Total expenses	98,591	84,655	101,082
Income before other income (expense), net	18,819	38,562	30,521
Other income (expense), net
Other income (expense), net	76	260	190
Interest income	946	24	7
Interest expense	(421)	(416)	(383)
Equity income from investments	73	(31)	1,534
Total other income (expense), net	674	(163)	1,348
Income before provision for income taxes	19,493	38,399	31,869
Provision for income taxes	(4,310)	(7,606)	(6,923)
Net income	15,183	30,793	24,946
Less: net income attributable to non-controlling interests	(6,089)	(11,965)	(10,253)
Net income attributable to Silvercrest	$9,094	$18,828	$14,693
Net income per share:
Basic	$0.96	$1.92	$1.52
Diluted	$0.96	$1.92	$1.52
Weighted average shares outstanding:
Basic	9,431,404	9,792,928	9,673,597
Diluted	9,464,339	9,821,441	9,690,309

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2021	9,651	$96	4,722	$46	$51,039	—	$—	$—	$19,498	70,679	$32,720	$103,399
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(6,680)	(6,680)
Issuance of Class B shares	—	—	102	1	—	—	—	—	—	1	1,173	1,174
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(475)	(475)
Equity-based compensation	0	1	21	—	211	—	—	—	—	212	1,214	1,426
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	228	228
Net Income	—	—	—	—	—	—	—	—	14,693	14,693	10,253	24,946
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(283)	—	—	—	—	(283)	—	(283)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Share Conversion	251	2	(251)	(2)	1,969	—	—	—	—	1,969	(1,969)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(33)	—	—	—	—	33	(512)	—	—	(512)	—	(512)
Dividends paid on Class A common stock - $0.66 per share	—	—	—	—	—	—	—	—	(6,409)	(6,409)	—	(6,409)
December 31, 2021	9,869	$99	4,594	$45	$52,936	33	$(512)	$—	$27,782	80,350	$36,458	$116,808
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(7,912)	(7,912)
Issuance of Class B shares	—	—	68	1	—	—	—	—	—	1	1,148	1,149
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	50	—	220	—	—	—	—	220	929	1,149
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	172	172
Net Income	—	—	—	—	—	—	—	—	18,828	18,828	11,965	30,793
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(692)	—	—	—	—	(692)	—	(692)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Share Conversion	167	2	(167)	(2)	1,518	—	—	—	—	1,518	(1,518)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(476)	—	—	—	—	476	(8,783)	—	—	(8,783)	—	(8,783)
Dividends paid on Class A common stock - $0.70 per share	—	—	—	—	—	—	—	—	(6,849)	(6,849)	—	(6,849)
December 31, 2022	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(7,818)	(7,818)
Issuance of Class B shares	—	—	1	—	—	—	—	—	—	—	25	25
Equity-based compensation	8	—	95	1	220	—	—	—	—	221	1,406	1,627
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	95	95
Net Income	—	—	—	—	—	—	—	—	9,094	9,094	6,089	15,183
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(352)	—	—	—	—	(352)	—	(352)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Share Conversion	210	2	(210)	(2)	1,959	—	—	—	—	1,959	(1,959)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(299)	—	—	—	—	299	(5,762)	—	—	(5,762)	—	(5,762)
Dividends paid on Class A common stock - $0.74 per share	—	—	—	—	—	—	—	—	(7,004)	(7,004)	—	(7,004)
Cumulative translation adjustment	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
December 31, 2023	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	$82,737	$39,073	$121,810

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$15,183	$30,793	$24,946
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,627	1,149	1,426
Depreciation and amortization	4,014	3,883	3,923
Deferred income taxes	2,186	3,967	901
Tax receivable agreement fair value adjustment	2	(202)	(114)
Non-cash interest on notes receivable from partners	(4)	(3)	(6)
Non-cash lease expense	4,041	2,477	3,938
Distributions received from investment funds	—	1,411	861
Equity income from investments	(73)	31	(1,534)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(389)	(417)	81
Prepaid expenses and other assets	(170)	(2,765)	116
Accounts payable and accrued expenses	214	(12,161)	5,616
Accrued compensation	(2,363)	(1,973)	7,858
Operating lease liabilities	(3,275)	(2,819)	(3,756)
Other liabilities	—	—	(3)
Interest payable on notes payable	(18)	12	25
Net cash provided by operating activities	20,975	23,383	44,278
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(3,878)	$(956)	$(908)
Net cash used in investing activities	(3,878)	(956)	(908)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$(75)	$(4,568)	$(3,045)
Repayments of notes payable	(3,600)	(2,700)	(3,600)
Principal payments on financing leases	(117)	(120)	(118)
Distributions to partners	(7,818)	(7,912)	(6,680)
Dividends paid on Class A common stock	(6,996)	(6,828)	(6,397)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(5,705)	(8,783)	(512)
Payments from partners on notes receivable	95	172	228
Net cash used in financing activities	(24,216)	(30,739)	(20,124)
Effect of exchange rate changes on cash and cash equivalents	(12)	—	—
Net (decrease) increase in cash and cash equivalents	(7,131)	(8,312)	23,246
Cash and cash equivalents, beginning of year	77,432	85,744	62,498
Cash and cash equivalents, end of year	$70,301	$77,432	$85,744

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,605	$5,195	$4,848
Interest	332	345	315

Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$—	$—	$475
Issuance of Class B units of Silvercrest L.P. in conjunction with the acquisition of Neosho	25	25	25
Issuance of Class B units of Silvercrest L.P. in conjunction with the acquisition of Cortina	—	1,122	674
Recognition of deferred tax assets as a result of share conversions	328	648	566
Assets acquired under capital leases	109	211	137
Accrued dividends	24	21	12
Purchase of shares of Class A common stock excise tax accrual	57	—	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,478,997 Class A units or approximately 67.1% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of December 31, 2023 this liability is estimated to be $8,799 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

For the years ended December 31, 2023, 2022 and 2021, the valuation adjustment to the TRA related to the underlying deferred tax assets was ($2), $202 and $114, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax. For the years ended December 31, 2023, 2022 and 2021, Silvercrest made TRA payments totaling $795, $763 and $669, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of and for the years ended December 31, 2023, 2022 and 2021. All intercompany transactions and balances have been eliminated.

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

As of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2023 and 2022, Silvercrest holds approximately 67.1% and 66.8%, respectively, of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that have a foreign currency as their functional currency are re-measured to U.S. dollars at quarter-end exchange rates, and revenues and expenses are re-measured at average rates of exchange prevailing during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income (expense), net in the Consolidated Statements of Operations.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2023 and 2022. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2023, 2022 and 2021.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2023, 2022 and 2021, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2023 and 2022. No goodwill impairment charges were recorded during the years ended December 31, 2023, 2022 and 2021.

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

As of December 31, 2023 and 2022, the Company had purchased 808,455 and 508,782 shares, respectively, of Class A common stock for an aggregate price of approximately $15,057 and $9,295, respectively.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. Under the ASU, all public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for the Company for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material effect on the Company's Consolidated Financial Statements

3. ACQUISITIONS

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

Fair value adjustments to contingent purchase price consideration of ($2), ($11,780) and $5,670 were recorded for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in general and administrative expenses in the Consolidated Statement of Operations for the years then ended. SAMG LLC has a liability of $0 and $2 as of December 31, 2023 and 2022, respectively, for contingent consideration related to earnout payments to be made in conjunction with the Cortina Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

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

Cortina revenue and income before provision for income taxes for the twelve months ended December 31, 2023 and 2022 that are included in the Consolidated Statement of Operations are $10,564 and $4,001, and $11,437 and $2,543, respectively.

During 2023 and 2022, the Company incurred $5 and $15, respectively, in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Consolidated Statement of Operations.

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

Fair value adjustments to contingent purchase price consideration of $24, ($299) and ($365) were recorded for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended. The Company has a liability of $87 and $164 for contingent consideration related to earnout payments to be made in conjunction with the Neosho Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022, respectively. During each of the years ended December 31, 2023 and 2022, the Company made contingent purchase price payments to Neosho of $100 in the form of $75 in cash and $25 in equity.

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

The Company has a liability of $0 for contingent consideration related to Cappiccille included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2023 and 2022, respectively.

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

The Company has a liability of $0 for contingent consideration related to Jamison included in accounts payable and accrued expenses in the Consolidated Statement of Financial Condition as of December 31, 2023 and 2022, respectively.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments include $219 and $146 as of December 31, 2023 and 2022, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2023 and 2022, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2023 and 2022, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the years ended December 31, 2023, 2022 and 2021:

Balance at January 1, 2021	16,402
Additions to estimated contingent consideration	—
Payments of contingent consideration	(3,744)
Non-cash changes in fair value of estimated contingent consideration	5,305
Balance at December 31, 2021	$17,963
Additions to estimated contingent consideration	—
Payments of contingent consideration	(5,717)
Non-cash changes in fair value of estimated contingent consideration	(12,080)
Balance at December 31, 2022	$166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	22
Balance at December 31, 2023	$88

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 are summarized below:

Monte Carlo Simulation Model	December 31, 2022	Fair Value Hierarchy
Fair Value	$166	Level 3
Forecasted growth rate	1.20%
Discount rate	14.80%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At December 31, 2023 and December 31, 2022, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$70,301	$70,301	$77,432	$77,432	Level 1 (1)
Investments	$219	$219	$146	$146	N/A (2)

Financial liabilities:
Borrowings under credit facility	$2,700	$2,700	$6,300	$6,300	Level 2 (3)

(1)
Includes $1,487 and $1,416 of cash equivalents at December 31, 2023 and 2022, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2023 and December 31, 2022:

	2023	2022
Management and advisory fees receivable	$3,300	$3,581
Unbilled receivables	6,483	5,983
Other receivables	191	2
Receivables	9,974	9,566
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$9,526	$9,118

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2023 and December 31, 2022:

	2023	2022
Leasehold improvements	$9,439	$7,859
Furniture and equipment	11,397	9,213
Artwork	619	505
Total cost	21,455	17,577
Accumulated depreciation and amortization	(14,033)	(12,556)
Furniture, equipment and leasehold improvements, net	$7,422	$5,021

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $1,476, $1,191, and $1,175, respectively.

During 2023, the Company wrote off leased assets with a cost of $103 and accumulated depreciation of $103. During 2022, the Company wrote off leased assets with a cost of $194 and accumulated depreciation of $143.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2023 and December 31, 2022:

	2023	2022
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2023 and December 31, 2022:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, December 31, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(2,416)	—	(2,416)
Balance, December 31, 2023	(25,127)	(2,461)	(27,588)
Net book value	$18,933	$—	$18,933
Cost
Balance, January 1, 2022	$44,060	$2,461	$46,521
Balance, December 31, 2022	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2022	(20,136)	(2,461)	(22,597)
Amortization expense	(2,575)	—	(2,575)
Balance, December 31, 2022	(22,711)	(2,461)	(25,172)
Net book value	$21,349	$—	$21,349

Amortization expense related to intangible assets was $2,416, $2,575 and $2,629 for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2024	$2,289
2025	2,193
2026	1,832
2027	1,828
2028	1,824
Thereafter	8,967
Total	$18,933

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026, and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023, and amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On June 15, 2023, the revolving credit facility was further amended to extend the maturity date to June 18, 2024. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company did not have any outstanding borrowings under the revolving credit loan. As of December 31, 2023 and 2022, the Company had $2,700 and $6,300, respectively, outstanding under the term loan. Accrued but unpaid interest was $19 and $35 as of December 31, 2023 and 2022, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $369, $382 and $366 for the years ended December 31, 2023, 2022 and 2021.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2023, 2022 and 2021 amounted to $6,568, $6,429 and $6,454, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2023, 2022 and 2021 of $155, $154, and $154, respectively. Therefore, for the years ended December 31, 2023, 2022 and 2021, net rent expense amounted to $6,413, $6,275 and $6,300, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2023 and 2022. The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2022 and 2021. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

In March 2014, the Company entered into a lease agreement for additional office space in Richmond, VA. The lease commenced on May 1, 2014 and had an original expiration date of July 31, 2019. The lease is subject to escalation clauses and provides for a rent-free period of three months. Monthly rent expense was $5. The Company paid a refundable security deposit of $3. In September 2016, the Company entered into Lease Amendment Number One (“Amendment Number One”) to expand its space and extend its lease. This expansion was to occur on or about October 1, 2017, and the lease was extended to November 30, 2024. This was further amended on January 16, 2018 (“Amendment Number Two”) to update the expansion date to January 12, 2018 and to extend the term of the lease to November 30, 2028. The amended lease provides for a rent credit of $40. Monthly rent expense under the amended lease is $11.

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

In connection with the acquisition of Jamison Eaton & Wood, Inc. (the “Jamison Acquisition”), the Company assumed lease agreements for office space in Bedminster and Princeton, NJ. The amended Bedminster lease commenced on April 1, 2022 and expires on July 31, 2027. Monthly rent expense on the Bedminster lease is $11. The Bedminster lease is subject to escalation clauses and provides for a rent-fee period of four months. The amended Princeton lease expired in August 2022.

In December 2015, the Company extended its lease related to its New York City office space. The amended lease commenced on October 1, 2017 and expires on September 30, 2028. The lease is subject to escalation clauses, and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080. Monthly rent expense under this extension is $420.

In January 2018, the Company extended its lease related to its Boston, MA office space. The amended lease commenced on January 1, 2018 and expired on April 30, 2023. The lease provided for a rent-free period of one month. Monthly rent expense under this extension was $33. In February 2023, the Company further extended this lease. This extension commenced on May 1, 2023 and expires on August 31, 2028. The agreement is subject to escalation clauses and provides for a rent-free period of four months and tenant improvements of $195. Monthly rent expense under this extension is $23.

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

The components of lease expense for the years ended December 31, 2023 and 2022 is as follows:

	Year ended December 31,	Year Ended December 31,
	2023	2022
Operating Lease Cost	$6,076	$6,108
Financing Lease Cost:
Amortization of ROU assets	121	116
Interest on lease liabilities	11	9
Total	132	125

Future minimum lease payments and rentals under lease agreements for office space which expire through 2034 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2024	$6,588	$(30)	$6,558
2025	6,571	(120)	6,451
2026	6,562	(40)	6,522
2027	6,523	—	6,523
2028	4,913	—	4,913
Thereafter	1,692	—	1,692
	32,849	(190)	32,659
Weighted-average remaining lease term – operating leases (months)			61.6
Weighted-average discount rate			4.5%

As of December 31, 2023, the Company has finance leases for the following office equipment: (i) a five-year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (ii) a three-year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024, (iii) a four-year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (iv) a three-year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (v) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through August 31, 2025, (vi) a five-year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027, (vii) a two-year lease for office equipment totaling $9, with minimum monthly payments of $0.4, which began on October 1, 2023 and continues through September 30, 2026, (viii) a three-year lease for office equipment totaling $28, with minimum monthly payments of $1, which began on October 1, 2023 and continues through September 30, 2026 and (ix) a three-year lease for office equipment totaling $87, with minimum monthly payments of $2, which began on October 1, 2023 and continues through September 30, 2026. The aggregate principal balance of finance leases was $336 and $344 as of December 31, 2023 and 2022, respectively.

The assets relating to finance leases that are included in equipment as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Finance lease assets included in furniture and equipment	$509	$503
Less: Accumulated depreciation and amortization	(179)	(161)
	$330	$342

Depreciation expense relating to finance lease assets was $121, $116 and $119 for the years ended December 31, 2023, 2022 and 2021, respectively.

During 2023, the Company wrote off leased assets with a cost of $103 and accumulated depreciation of $103. During 2022, the Company wrote off leased assets with a cost of $194 and accumulated depreciation of $143.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
2024	120
2025	113
2026	72
2027	31
2028	—
Thereafter	—
Total	$336
Weighted-average remaining lease term – finance leases (months)	35.9
Weighted-average discount rate	4.6%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $7,818, $7,912 and $6,680 for the years ended December 31, 2023, 2022 and 2021, respectively. Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2023, 2022 and 2021 amounted to $32,262, $34,429 and $27,819, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2023, 2022 and 2021. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the years ended December 31, 2023, 2022 and 2021, SLP accrued partner incentive allocations of $31,289, $32,262 and $34,781, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2023
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,478,997	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,431,105	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During 2023 and 2022, Silvercrest granted 11,822 and 10,270 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest, of which 35,554 remain unvested as of December 31, 2023.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,431,105 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 240,998 restricted stock units which will vest and settle in the form of Class B units of SLP. The 240,998 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.

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

During the year ended December 31, 2023, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2023		9,559,587
Issuance of Class A common stock upon vesting of restricted stock units	March 2023	8,242
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2023	1,555
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	March 2023	(95,729)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2023	44,669
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	May 2023	(60,028)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2023	21,243
Purchase of Class A common stock Silvercrest Asset Management Group Inc.	June 2023	(106,096)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	August 2023	6,636
Purchase of Class A common stock Silvercrest Asset Management Group Inc.	August 2023	(37,820)
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	November 2023	45,681
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	December 2023	91,057
Class A common shares outstanding - December 31, 2023		9,478,997

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2023		4,545,380
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2023	(1,555)
Issuance of Class B common stock upon vesting of restricted stock units	May 2023	50,081
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2023	(44,669)
Issuance of Class B common stock in connection with the Neosho Acquisition	May 2023	1,376
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2023	(21,243)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	August 2023	(6,636)
Issuance of Class B common stock upon exercise of non-qualified options	September 2023	22,070
Issuance of Class B common stock upon vesting of restricted stock units	November 2023	23,039
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	November 2023	(45,681)
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	December 2023	(91,057)
Class B common shares outstanding - December 31, 2023		4,431,105

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

In November 2023, the Company redeemed 45,681 shares of Class B common stock from certain existing partners, in connection with the exchange of 45,681 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In December 2023, the Company redeemed 91,057 shares of Class B common stock from certain existing partners, in connection with the exchange of 91,057 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

As of December 31, 2023 and 2022, the Company had purchased 808,455 and 508,782 shares, respectively, of Class A common stock for an aggregate price of approximately $15,057 and $9,295, respectively.

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

Notes receivable from partners are as follows:

	December 31, 2023	December 31, 2022
Beginning balance	$437	$606
New notes issued to partners	—	—
Repayment of notes	(95)	(172)
Interest accrued and capitalized on notes receivable	2	3
Ending balance	$344	$437

Full recourse notes receivable from partners as of December 31, 2023 and 2022 are $344 and $437, respectively. There were no limited recourse notes receivable from partners as of December 31, 2023 and 2022. There is no allowance for credit losses on notes receivable from partners as of December 31, 2023 and 2022.

13. RELATED PARTY TRANSACTIONS

During 2023 and 2022, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the years ended December 31, 2023, 2022 and 2021 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $4,068, $4,413, and $4,711, respectively, and performance fees and allocations of $0, $0, and $1,407, respectively, which is included in equity income from investments in the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company was owed $558 and $577, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2023, 2022 and 2021, the Company earned advisory fees of $1,652, $1,689 and $1,706, respectively, from assets managed on behalf of certain of its employees. As of December 31, 2023 and 2022, the Company is owed approximately $387 and $102, respectively, from certain of its employees, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

Income before tax expense for 2023 was $19,493. Of this amount $19,921 is from domestic sources and ($428) is from foreign sources. Income before tax expense for 2022 was $38,399. Of this amount $38,789 is from domestic sources and ($390) is from foreign sources. Prior to 2022 there were no amounts that were from foreign sources and all amounts in years prior to 2022 were from domestic sources.

	Year Ended December 31,
	2023	2022	2021
Current Provision:
Federal	$823	$1,997	$3,417
State and local	1,301	1,642	2,605
Foreign	—	—	—
Total Current Provision	2,124	3,639	6,022
Deferred Provision:
Federal	1,671	2,653	611
State and local	515	1,314	290
Foreign	—	—	—
Total Deferred Provision	2,186	3,967	901
Total Provision for Income Taxes	$4,310	$7,606	$6,923

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.

As of December 31, 2023 and 2022, the Company had a net deferred tax asset of $4,777 and $6,634, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2023	2022
Deferred tax assets
Intangible assets	$9,945	$10,933
Deferred leases	331	440
Net operating losses, foreign subsidiary	141	68
Total deferred tax assets	$10,417	$11,441
Deferred tax liabilities
Intangible assets	$289	$317
Right of use assets	247	352
Investment on underlying SLP partnership	4,910	4,018
Other	53	52
Total deferred tax liabilities	5,499	4,739
Net deferred tax assets (liabilities)	4,918	6,702
Less: Valuation allowance	(141)	(68)
Net deferred tax assets (liabilities)	$4,777	$6,634

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income passed through to Partners	(7.07)%	(6.84)%	(7.05)%
State and local income taxes	7.74%	6.30%	7.56%
Permanent items	0.21%	(0.77)%	(0.03)%
Foreign rate differential	0.09%	(0.18)%	—
Other	(0.22)%	0.12%	0.24%
Change in valuation allowance	0.37%	0.18%	—
Effective income tax rate	22.12%	19.81%	21.72%

During 2023, the Company recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $141 and $68 at December 31, 2023 and 2022, respectively. There were no valuation allowances at December 31, 2021.

Of the total net deferred taxes at December 31, 2023 and 2022, $85 and $93, respectively, of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Consolidated Statement of Financial Position, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2023, the Company’s U.S. federal income tax returns for the years 2020 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at December 31, 2023 and 2022.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of December 31, 2023 and 2022, 1,110,578 and 1,140,265 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

In October 2018, the Company granted 105,398 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs have been derived using the Black-Scholes method with the following assumptions: Strike price of $13.97, Risk Free rate of 2.94% (5-year treasury rate), expiration of 5 years and volatility of 32.7%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and settle in the form of Class B units of SLP. These NQOs were exercised in September 2023, resulting in the issuance of 22,070 Class B shares and 83,328 units being returned to the 2012 Equity Incentive Plan.

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

In March 2020, the Company granted 8,242 RSUs under the 2012 Equity Incentive Plan at a fair value of $11.83 per share to a Board member. These RSUs will vest and settle in the form of Class A shares of Silvercrest. All of the RSUs granted vested on the third anniversary of the grant date.

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

In May 2021, the Company granted 11,635 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.61 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date..

In August 2021, the Company granted 1,827 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.96 per share to an existing Class A unit holder. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date.

In May 2022, the Company granted 10,270 RSUs under the 2012 Equity Incentive Plan at a fair value of $21.42 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date.

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

In May 2023, the Company granted 11,822 RSUs under the 2012 Equity Incentive Plan at a fair value of $18.61 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date.

A summary of the NQO grants by the Company as of December 31, 2023 and 2022 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at December 31, 2022	252,904	$10.18 – 14.54
Exercised in September 2023	(22,070)	$13.97
Forfeited in September 2023	(83,328)	$13.97
Total granted at December 31, 2023	147,506	$10.18 – 14.54

A summary of the RSU grants by the Company as of December 31, 2023 and 2022 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2022	192,559	$10.18 – 15.96
Granted in May 2022	10,270	21.42
Vested in May 2022	(50,082)	(10.18 – 14.54)
Granted in November 2022	92,154	18.99
Total granted at December 31, 2022	244,901	$10.18 – 21.42
Vested in March 2023	(8,242)	(11.83)
Granted in April 2023	101,192	18.18
Granted in May 2023	11,822	18.61
Vested in May 2023	(50,085)	(10.18 – 14.54)
Vested in November 2023	(23,039)	(18.99)
Total granted at December 31, 2023	276,549	$10.18 – 21.42

For the years ended December 31, 2023 and 2022, the Company recorded compensation expense related to such RSUs and NQOs of $1,626 and $1,149, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended. As of December 31, 2023 and 2022, there was $3,288 and $2,860, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2023 and 2022, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.55 and 0.92 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2023, 2022 and 2021, Silvercrest made matching contributions of $84, $97 and $106, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2023, 2022 and 2021, the Company utilized “soft dollar” credits of $918, $843 and $697, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2023 and 2022.

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$29,430	$29,734	$29,704	$28,542
Income (loss) before other income (expense), net	$6,751	$6,518	$6,519	$(969)
Net income (loss)	$5,310	$5,135	$5,380	$(642)
Net income (loss) attributable to Silvercrest	$3,204	$3,085	$3,216	$(411)
Net income (loss) per share/unit - basic	$0.34	$0.33	$0.34	$(0.05)
Net income (loss) per share/unit - diluted	$0.33	$0.33	$0.34	$(0.04)
Weighted average shares/units outstanding - basic	9,548,766	9,456,347	9,354,747	9,368,579
Weighted average shares/units outstanding - diluted	9,577,901	9,480,079	9,378,479	9,368,579

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$33,510	$32,173	$29,042	$28,492
Income before other income (expense), net	$15,439	$11,900	$7,102	$4,121
Net income	$12,396	$9,473	$5,643	$3,281
Net income attributable to Silvercrest	$7,568	$5,770	$3,433	$2,057
Net income per share/unit - basic	$0.77	$0.58	$0.35	$0.22
Net income per share/unit – diluted	$0.77	$0.58	$0.35	$0.22
Weighted average shares/units outstanding - basic	9,869,444	9,887,018	9,815,157	9,603,073
Weighted average shares/units outstanding - diluted	9,891,148	9,913,437	9,847,131	9,635,047

*****