Form 10-Q
period 2024-03-31
Silvercrest Asset Management Group Inc.
filed 2024-05-02
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of April 29, 2024 was 9,482,022 and 4,453,378, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, and our expectations with respect to deferred tax assets, adverse economic or market conditions, including the continued adverse effects of the coronavirus pandemic, incurrence of net losses, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 which is accessible on the SEC’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$39,658	$70,301
Investments	219	219
Receivables, net	11,933	9,526
Due from Silvercrest Funds	846	558
Furniture, equipment and leasehold improvements, net	7,610	7,422
Goodwill	63,675	63,675
Operating lease assets	18,490	19,612
Finance lease assets	298	330
Intangible assets, net	18,361	18,933
Deferred tax asset—tax receivable agreement	4,878	5,034
Prepaid expenses and other assets	4,207	3,964
Total assets	$170,175	$199,574
Liabilities and Equity
Accounts payable and accrued expenses	$2,743	$1,990
Accrued compensation	9,089	37,371
Borrowings under credit facility	1,813	2,719
Operating lease liabilities	25,089	26,277
Finance lease liabilities	305	336
Deferred tax and other liabilities	9,086	9,071
Total liabilities	48,125	77,764
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 10,290,477 and 9,482,022 shares issued and outstanding as of March 31, 2024, respectively; 10,287,452 and 9,478,997 shares issued and outstanding as of and December 31, 2023, respectively	103	103
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,428,080 and 4,431,105 issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	43	43
Additional Paid-In Capital	55,835	55,809
Treasury Stock, at cost, 808,455 shares as of March 31, 2024 and December 31, 2023	(15,057)	(15,057)
Accumulated other comprehensive income (loss)	(22)	(12)
Retained earnings	43,043	41,851
Total Silvercrest Asset Management Group Inc.’s equity	83,945	82,737
Non-controlling interests	38,105	39,073
Total equity	122,050	121,810
Total liabilities and equity	$170,175	$199,574

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Management and advisory fees	$29,165	$28,368
Family office services	1,107	1,062
Total revenue	30,272	29,430
Expenses
Compensation and benefits	17,669	16,498
General and administrative	6,699	6,181
Total expenses	24,368	22,679
Income before other (expense) income, net	5,904	6,751
Other (expense) income, net
Other (expense) income, net	8	45
Interest income	347	19
Interest expense	(51)	(116)
Total other (expense) income, net	304	(52)
Income before provision for income taxes	6,208	6,699
Provision for income taxes	1,293	1,389
Net income	4,915	5,310
Less: net income attributable to non-controlling interests	(1,915)	(2,106)
Net income attributable to Silvercrest	$3,000	$3,204
Net income per share
Basic	$0.32	$0.34
Diluted	$0.32	$0.33
Weighted average shares outstanding
Basic	9,480,027	9,548,766
Diluted	9,515,581	9,577,901

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2023	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	$84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(4,114)	(4,114)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	95	95
Equity-based compensation	8	—	—	—	—	—	—	—	—	—	312	312
Net Income	—	—	—	—	—	—	—	—	3,204	3,204	2,106	5,310
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	2	—	(2)	—	14	—	—	—	—	14	(14)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(96)	—	—	—	—	96	(1,644)	—	—	(1,644)	—	(1,644)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
March 31, 2023	9,474	$101	4,543	$44	$53,976	605	$(10,939)	$(2)	$41,241	$84,421	$39,623	$124,044

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2024	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	$82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(3,304)	(3,304)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	354	354
Net Income	—	—	—	—	—	—	—	—	3,000	3,000	1,915	4,915
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Share conversion	3	—	(3)	—	27	—	—	—	—	27	(27)	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,808)	(1,808)	—	(1,808)
Cumulative translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)	—	(10)
March 31, 2024	9,482	$103	4,428	$43	$55,835	808	$(15,057)	$(22)	$43,043	$83,945	$38,105	$122,050

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$4,915	$5,310
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	354	312
Depreciation and amortization	1,019	959
Deferred income taxes	169	302
Non-cash interest on notes receivable from partners	—	(1)
Interest on notes payable	(6)	(4)
Non-cash lease expense	1,122	(67)
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(2,695)	(1,232)
Prepaid expenses and other assets	(399)	(676)
Accounts payable and accrued expenses	903	1,277
Accrued compensation	(28,282)	(31,670)
Operating lease liabilities	(1,188)	(30)
Net cash used in operating activities	(24,088)	(25,520)
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(603)	$(1,063)
Net cash used in investing activities	(603)	(1,063)
Cash Flows from Financing Activities
Repayments of notes payable	$(900)	$(1,800)
Principal payments on financing leases	(31)	(29)
Distributions to partners	(3,304)	(4,114)
Dividends paid on Class A common stock	(1,801)	(1,736)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	—	(1,627)
Payments from partners on notes receivable	94	95
Net cash used in financing activities	(5,942)	(9,211)
Effect of exchange rate changes on cash and cash equivalents	(10)	(2)
Net Decrease in Cash and Cash Equivalents	(30,643)	(35,796)
Cash and cash equivalents, beginning of period	70,301	77,432
Cash and cash equivalents, end of period	$39,658	$41,636

Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$657	$574
Interest	40	101
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$(1)	$(10)
Accrued dividends	7	4
Purchase of shares of Class A common stock excise tax accrual	—	16

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,482,022 Class A units or approximately 68.2% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of March 31, 2024, this liability is estimated to be $8,799 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2023 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 and 2023 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the three months ended March 31, 2024 and 2023, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2024, Silvercrest holds approximately 68.2% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of March 31, 2024 and December 31, 2023. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2024 or 2023.

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

The Company has one reporting unit as of March 31, 2024 and December 31, 2023. No goodwill impairment charges were recorded during the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had purchased 808,455 shares of Class A common stock, for an aggregate price of approximately $15,057.

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

Recent Accounting Developments

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. Under the ASU, all public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for the Company for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material effect on the Company's Consolidated Financial Statements.

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

The Company has a liability of $88 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023 for contingent consideration.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $219 as of March 31, 2024 and December 31, 2023, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2024 and December 31, 2023, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2023, and the three months ended March 31, 2024:

Balance at January 1, 2023	$166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	22
Balance at December 31, 2023	$88
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at March 31, 2024	$88

Estimated contingent consideration is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition. Payments of contingent consideration are included in earnouts paid related to acquisitions in financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At March 31, 2024 and December 31, 2023, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$39,658	$39,658	$70,301	$70,301	Level 1	(1)
Investments	$219	$219	$219	$219	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$1,800	$1,800	$2,700	$2,700	Level 2	(3)

(1)
Includes $1,507 and $1,487 of cash equivalents at March 31, 2024 and December 31, 2023, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Management and advisory fees receivable	$4,887	$3,300
Unbilled receivables	7,359	6,483
Other receivables	135	191
Receivables	12,381	9,974
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$11,933	$9,526

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Leasehold improvements	$9,439	$9,439
Furniture and equipment	11,999	11,397
Artwork	619	619
Total cost	22,057	21,455
Accumulated depreciation and amortization	(14,447)	(14,033)
Furniture, equipment and leasehold improvements, net	$7,610	$7,422

Depreciation expense for the three months ended March 31, 2024 and 2023 was $414 and $300, respectively.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of March 31, 2024 and December 31, 2023:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, March 31, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(572)	—	(572)
Balance, March 31, 2024	(25,699)	(2,461)	(28,160)
Net book value	$18,361	$—	$18,361
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, March 31, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(630)	—	(630)
Balance, March 31, 2023	(23,341)	(2,461)	(25,802)
Net Book Value	$20,719	$—	$20,719

Amortization expense related to intangible assets was $572 and $630 for the three months ended March 31, 2024 and 2023, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2024	$1,717
2025	2,193
2026	1,832
2027	1,828
2028	1,824
Thereafter	8,967
Total	$18,361

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026, and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023, and amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On June 15, 2023, the revolving credit facility was further amended to extend the maturity date to June 18, 2024. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. The Company was in compliance with the covenants under the credit facility as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding borrowings under the revolving credit facility. As of March 31, 2024 and December 31, 2023, the Company had $1,800 and $2,700, respectively, outstanding under the term loan. Accrued but unpaid interest was $13 and $19 as of March 31, 2024 and December 31, 2023, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2024 and 2023 was $47 and $113, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2024 and 2023 amounted to $1,698 and $1,616, respectively. The Company received sub-lease income from sub-tenants during the three months ended March 31, 2024 and 2023 of $36 and $39, respectively. Therefore, for the three months ended March 31, 2024 and 2023, net rent expense amounted to $1,662 and $1,577, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2024 and December 31, 2023. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA. The lease commenced on June 30, 2015 and expired, as amended, on June 30, 2019. On June 6, 2019, the Company extended this lease, with the new term beginning on July 1, 2019 and expiring on June 30, 2022. On April 4, 2022, the Company extended this lease again, with the new term beginning on July 1, 2022 and expiring on December 31, 2023. On March 28, 2023, the Company again extended this lease, with the new term beginning on January 1, 2024 and expiring on December 31, 2024.Monthly rent expense is $3. The Company paid a refundable security deposit of $2.

In connection with the acquisition of Jamison, the Company assumed lease agreements for office space in Bedminster and Princeton, NJ. The amended Bedminster lease commenced on April 1, 2022 and expires on July 31, 2027. Monthly rent expense on the Bedminster lease is $11. The Bedminster lease is subject to escalation clauses and provides for a rent-fee period of four months.

In December 2015, the Company extended its lease related to its New York City office space. The amended lease commenced on October 1, 2017 and expires on September 30, 2028. The lease is subject to escalation clauses and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080. Monthly rent under this extension is $420.

In January 2018, the Company extended its lease related to its Boston, MA office space. The amended lease commenced on January 1, 2018 and expired on April 30, 2023. The lease provided for a rent-free period of one month. Monthly rent under this extension was $33. In February 2023, the Company further extended this lease. This extension commenced on May 1, 2023 and expires on August 31, 2028. The agreement is subject to escalation clauses and provides for a rent-free period of four months and tenant improvements of $195. Monthly rent expense under this extension is $23.

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

In connection with the acquisition of Cortina, the Company assumed a lease agreement for office space in Milwaukee, WI. This lease expired on June 30, 2023. Monthly rent was $12. On November 14, 2022, the Company entered into a lease agreement for office space in Milwaukee, WI. The lease commenced on June 1, 2023 and expires on May 31, 2034. The lease agreement provides for a reduced rent period of 24 months. Monthly rent expense under this lease is $22.

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Operating Lease Cost	$1,529	$1,519
Financing Lease Cost:
Amortization of ROU assets	$33	$29
Interest on lease liabilities	4	3
Total	$37	$32

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2024	$4,943	$(90)	$4,853
2025	6,571	(40)	6,531
2026	6,562	—	6,562
2027	6,523	—	6,523
2028	4,913	—	4,913
Thereafter	1,692	—	1,692
Total	$31,204	$(130)	$31,074
Weighted-average remaining lease term – operating leases (months)			59.0
Weighted-average discount rate			4.6%

The Company has finance leases for the following office equipment: (i) a five-year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (ii) a three-year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024, (iii) a four-year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (iv) a three-year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (v) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through August 31, 2025, (vi) a five-year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027, (vii) a two-year lease for office equipment totaling $9, with minimum monthly payments of $0.4, which began on October 1, 2023 and continues through September 30, 2025, (viii) a three-year lease for office equipment totaling $28, with minimum monthly payments of $1, which began on October 1, 2023 and continues through September 30, 2026 and (ix) a three-year lease for office equipment totaling $87, with minimum monthly payments of $2, which began on October 1, 2023 and continues through September 30, 2026. The aggregate principal balance of finance leases was $305 and $336 as of March 31, 2024 and December 31, 2023, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Finance lease assets included in furniture and equipment	$509	$509
Less: Accumulated depreciation and amortization	(211)	(179)
	$298	$330

Depreciation expense relating to finance lease assets was $33 and $29 for the three months ended March 31, 2024 and 2023, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2024	$89
2025	113
2026	72
2027	31
2028	—
Thereafter	—
Total	$305
Weighted-average remaining lease term – finance leases (months)	33.4
Weighted-average discount rate	4.7%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $3,304 and $4,114, for the three months ended March 31, 2024 and 2023, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the three months ended March 31, 2024 and 2023 amounted to $29,622 and $32,262, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2024 and 2023. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2024 and 2023, SLP accrued partner incentive allocations of $6,977 and $6,531, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2024
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,482,022	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,428,080	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the three months ended March 31, 2024 and 2023, Silvercrest granted 0 restricted stock units. As of March 31, 2024, there are 35,554 unvested restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,428,080 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 240,998 restricted stock units which will vest and settle in the form of Class B units of SLP. The 240,998 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three months ended March 31, 2024, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2024		9,478,997
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2024	3,025

Class A common shares outstanding – March 31, 2024		9,482,022

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2024		4,431,105
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2024	(3,025)

Class B common shares outstanding – March 31, 2024		4,428,080

In March 2024, the Company redeemed 3,025 shares of Class B common stock from certain existing partners, in connection with the exchange of 3,025 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

As of March 31, 2024 and December 31, 2023, the Company had purchased 808,455 shares of Class A common stock for an aggregate price of approximately $15,057.

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

Notes receivable from partners are as follows for the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance	$344	$437
Repayment of notes	(94)	(95)
Interest accrued and capitalized on notes receivable	—	2
Ending balance	$250	$344

Full recourse notes receivable from partners as of March 31, 2024 and December 31, 2023 are $250 and $344, respectively. There were no limited recourse notes receivable from partners as of March 31, 2024 or December 31, 2023. There is no allowance for credit losses on notes receivable from partners as of March 31, 2024 or December 31, 2023.

13. RELATED PARTY TRANSACTIONS

During the first three months of 2024 and 2023, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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
•
Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P.);
•
Silvercrest Special Situations Fund, L.P.;
•
Silvercrest Commodity Strategies Fund, L.P. (liquidated as of December 31, 2017); and
•
Silvercrest International Small Cap Value Fund L.P. (formed in 2024).

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the three months ended March 31, 2024 and 2023, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,005 and $1,038, respectively. As of March 31, 2024 and December 31, 2023, the Company was owed $846 and $558, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2024 and 2023, the Company earned management and advisory fees of $455 and $162, respectively, from assets managed on behalf of certain of its employees. As of March 31, 2024 and December 31, 2023, the Company is owed approximately $36 and $387, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of March 31, 2024, the Company had net deferred tax assets of $4,606, which is recorded as a deferred tax asset of $4,878 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $270 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $2 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at March 31, 2024, $90 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2023, the Company had a net deferred tax asset of $4,777, which is recorded as a net deferred tax asset of $5,034 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $255 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $3 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $169 at March 31, 2024. As of December 31, 2023, the amount of the valuation allowance was $141.

The current tax expense was $1,124 and $1,087 for the three months ended March 31, 2024 and 2023, respectively. Of the amount for the three months ended March 31, 2024, $908 relates to Silvercrest’s corporate tax expense, $216 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended March 31, 2024 and 2023 was $169 and $302, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2024 and 2023 is $1,293 and $1,389, respectively. There was no material discrete tax expense for the three months ended March 31, 2024 and 2023.

The current tax expense increased from the comparable period in 2023 mainly due to unfavorable movements in the temporary differences between financial statement and tax treatment of equity-based compensation at SLP.

Of the total current tax expense for the three months ended March 31, 2024 and 2023, $71 and $83, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended March 31, 2024 and 2023, $5 and $5, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2024 and 2023 related to non-controlling interests is $76 and $88, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2024, the Company’s U.S. federal income tax returns for the years 2020 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at March 31, 2024 and 2023.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of March 31, 2024, 1,110,578 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

A summary of the RSU grants by the Company as of March 31, 2024 and 2023 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	276,549	$10.18 – 21.42
Total granted at March 31, 2024	276,549	$10.18 – 21.42

Total granted at January 1, 2023	244,901	$10.18 – 21.42
Vested	(8,242)	11.83
Total granted at March 31, 2023	236,659	$10.18 – 21.42

A summary of the NQO grants by the Company as of March 31, 2024 and 2023 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	147,506	$10.18 – 14.54
Total granted at March 31, 2024	147,506	$10.18 – 14.54

Total granted at January 1, 2023	252,904	$10.18 – 14.54
Total granted at March 31, 2023	252,904	$10.18 – 14.54

For the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to such RSUs and NQOs of $354 and $312, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of March 31, 2024 and December 31, 2023, there was $2,935 and $3,288, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2024 and December 31, 2023, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.30 and 1.55 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2024 and 2023, Silvercrest made matching contributions of $21 and $24, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2024 and 2023, the Company utilized “soft dollar” credits of $231 and $216, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2024, our assets under management increased by 3.6% from $33.3 billion to $34.5 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of March 31, 2024, Silvercrest L.P. has issued Restricted Stock Units exercisable for 240,998 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 31.8% partnership interest in Silvercrest L.P. as of March 31, 2024 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time.

The COVID-19 pandemic affected our operations in each of the quarters during the period April 1, 2020 through March 31, 2024 and may continue to do so indefinitely thereafter.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2024	2023
Revenue	$30,272	$29,430
Income before other income (expense), net	$5,904	$6,751
Net income	$4,915	$5,310
Net income margin	16.2%	18.0%
Net income attributable to Silvercrest	$3,000	$3,204
Adjusted EBITDA (1)	$7,453	$8,181
Adjusted EBITDA margin (2)	24.6%	27.8%
Assets under management at period end (billions)	$34.5	$29.9
Average assets under management (billions) (3)	$33.9	$29.4

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

Discretionary Managed Accounts

	For the Three Months Ended March 31,
(in billions)	2024	2023
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$22.2	$20.8
Average AUM For Discretionary Managed Accounts	$21.9	$20.6
Discretionary Managed Accounts Revenue (in millions)	$28.2	$27.3
Percentage of management and advisory fees revenue	97%	96%

Private Funds

	For the Three Months Ended March 31,
(in billions)	2024	2023
AUM concentrated in Private Funds	$0.5	$0.4
Average AUM For Private Funds	$0.5	$0.4
Private Funds Revenue (in millions)	$1.0	$1.0
Percentage of management and advisory fees revenue	3%	4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.36% and 0.40% for the three months ended March 31, 2024 and 2023, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2024 and 2023. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Cash compensation and benefits (1)	$17,315	$16,186
Non-cash equity-based compensation expense	354	312
Total compensation expense	$17,669	$16,498

(1)
For the three months ended March 31, 2024 and 2023, $6,977 and $6,531, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Information regarding the Neosho Acquisition can be found in Note 3. “Acquisitions” in the “Notes to Condensed Consolidated Financial Statements” in “Item 1. Financial Statements” of this filing.

Operating Results

Revenue

Our revenues for the three months ended March 31, 2024 and 2023 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$29,165	$28,368	$797	2.8%
Family office services	1,107	1,062	45	4.2%
Total revenue	$30,272	$29,430	$842	2.9%

The growth in our assets under management during the three months ended March 31, 2024 and 2023 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of January 1, 2023	$20.9	$8.0	$28.9
Gross client inflows	0.5	0.1	0.6
Gross client outflows	(0.7)	(0.1)	(0.8)
Net client flows	(0.2)	—	(0.2)
Market appreciation	0.6	0.6	1.2
As of March 31, 2023	$21.3	$8.6	$29.9	(1)

As of January 1, 2024	$21.9	$11.4	$33.3
Gross client inflows	0.7	0.5	1.2
Gross client outflows	(1.1)	(0.4)	(1.5)
Net client flows	(0.4)	0.1	(0.3)
Market appreciation	1.2	0.3	1.5
As of March 31, 2024	$22.7	$11.8	$34.5	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2024	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	21.0	9.2	12.2	12.2	9.7
Russell 1000 Value Index		20.3	8.1	10.3	9.2	7.9
Small Cap Value Composite	4/1/02	16.4	5.7	10.4	8.2	10.4
Russell 2000 Value Index		18.8	2.2	8.2	6.6	7.9
Smid Cap Value Composite	10/1/05	16.6	4.2	8.4	7.8	9.5
Russell 2500 Value Index		21.3	5.4	9.4	7.7	7.9
Multi Cap Value Composite	7/1/02	22.1	6.4	10.1	9.8	9.7
Russell 3000 Value Index		20.2	7.7	10.2	9.0	8.4
Equity Income Composite	12/1/03	15.6	6.7	8.2	9.1	11.0
Russell 3000 Value Index		20.2	7.7	10.2	9.0	8.6
Focused Value Composite	9/1/04	12.7	1.1	4.9	6.0	9.3
Russell 3000 Value Index		20.2	7.7	10.2	9.0	8.4
Small Cap Opportunity Composite	7/1/04	16.9	4.9	11.1	10.6	11.1
Russell 2000 Index		19.7	-0.1	8.1	7.7	8.1
Small Cap Growth Composite	7/1/04	9.3	-3.6	10.9	12.2	10.6
Russell 2000 Growth Index		20.3	-2.7	7.4	8.4	8.5
Smid Cap Growth Composite	1/1/06	11.0	-5.1	12.7	13.5	10.8
Russell 2500 Growth Index		21.1	-0.8	9.4	10.6	9.6
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

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Our total revenue increased by $0.8 million, or 2.8%, to $30.3 million for the three months ended March 31, 2024, from $29.4 million for the three months ended March 31, 2023. This increase was driven by market appreciation partially offset by net client outflows.

Total assets under management increased by $4.6 billion, or 15.4%, to $34.5 billion at March 31, 2024 from $29.9 billion at March 31, 2023. Compared to the three months ended March 31, 2023, there was an increase in market appreciation of $0.3 billion, an increase of $0.6 billion in client inflows, and an increase of $0.7 billion in client outflows. During the three months ended March 31, 2024, from December 31, 2023, there was an increase of $0.8 billion in discretionary assets under management and an increase of $0.4 billion in non-discretionary assets under management. The increase in assets under management as of March 31, 2024 as compared to December 31, 2023 was primarily due to market appreciation partially offset by net client outflows during the quarter ended March 31, 2024. Sub-advised fund management revenue remained flat at $0.3 million for the three months ended March 31, 2024 and March 31, 2023. Proprietary fund management revenue remained flat at $0.7 million for the three months ended March 31, 2024 and March 31, 2023. With respect to our discretionary assets under management, equity assets increased by 4.0% during the three months ended March 31, 2024 and fixed income assets increased by 5.1% during the same period. For the three months ended March 31, 2024, most of the increase in equity assets came from our energy infrastructure, core international and focused opportunity strategies with composite returns of 13.0%, 12.7% and 11.3%, respectively. As of March 31, 2024, the composition of our assets under management was 66% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 34% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Total AUM as of January 1,	$33.3	$28.9
Discretionary AUM:
Total Discretionary AUM as of January 1,	21.9	20.9
New client accounts/assets (1)	—	—
Closed accounts (2)	(0.4)	—
Net cash inflow/(outflow) (3)	—	(0.2)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation	1.2	0.6
Change to Discretionary AUM	0.8	0.4
Total Discretionary AUM at March 31,	22.7	21.3
Change to Non-Discretionary AUM (5)	0.4	0.6
Total AUM as of March 31,	$34.5	$29.9
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2024 and 2023 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$17,669	$16,498	$1,171	7.1%
General, administrative and other	6,699	6,181	518	8.4%
Total expenses	$24,368	$22,679	$1,689	7.4%
(1)
For the three months ended March 31, 2024 and 2023, $6,977 and $6,531, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2024 and 2023. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Total expenses increased by $1.7 million, or 7.4%, to $24.4 million for the three months ended March 31, 2024 from $22.7 million for the three months ended March 31, 2023. This increase was attributable to an increase in compensation and benefits expense of $1.2 million and an increase in general, administrative and other expenses of $0.5 million.

Compensation and benefits expense increased by $1.2 million, or 7.1% to $17.7 million for the three months ended March 31, 2024 from $16.5 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in the accrual for bonuses of $1.0 million, an increase in salaries and benefits of $0.1 million primarily as a result of merit-based increases and severance of $0.1 million paid in the current quarter.

General and administrative expenses increased by $0.5 million, or 8.4%, to $6.7 million for the three months ended March 31, 2024 from $6.2 million for the three months ended March 31, 2023. This was primarily attributable to increases in travel and entertainment expenses of $0.1 million, occupancy and related costs of $0.1 million, professional fees of $0.2 million and depreciation and amortization expense of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$8	$45	$(37)	(82.2)%
Interest income	347	19	328	NM
Interest expense	(51)	(116)	65	(56.0)%
Total other income (expense), net	$304	$(52)	$356	NM

NM = Not Meaningful

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Total other income (expense) net increased by $0.4 million to other income of $0.3 million for the three months ended March 31, 2024 from other expense of $0.1 million for the three months ended March 31, 2023. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense decreased because of lower outstanding balances on borrowings under our credit facility during the three months ended March 31, 2024 as compared with the same period in the prior year.

Provision for Income Taxes

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

The provision for income taxes was $1.3 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2024 and 2023 was 20.8% and 20.7%, respectively.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of non-GAAP financial measure:
Net income	$4,915	$5,310
GAAP Provision for income taxes	1,293	1,389
Delaware Franchise Tax	50	50
Interest expense	51	116
Interest income	(347)	(19)
Depreciation and amortization	1,019	959
Equity-based compensation	354	312
Other adjustments (A)	118	64
Adjusted EBITDA	$7,453	$8,181
Adjusted EBITDA Margin	24.6%	27.8%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$4,915	$5,310
GAAP Provision for income taxes	1,293	1,389
Delaware Franchise Tax	50	50
Other adjustments (A)	118	64
Adjusted earnings before provision for income taxes	6,376	6,813
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,658)	(1,771)

Adjusted net income	$4,718	$5,042

GAAP net income per share (B):
Basic	$0.32	$0.34
Diluted	$0.32	$0.33

Adjusted earnings per share/unit (B):
Basic	$0.34	$0.36
Diluted	$0.33	$0.35

Shares/units outstanding:
Basic Class A shares outstanding	9,482	9,474
Basic Class B shares/units outstanding	4,428	4,544
Total basic shares/units outstanding	13,910	14,018

Diluted Class A shares outstanding (C)	9,518	9,497
Diluted Class B shares/units outstanding (D)	4,817	5,010
Total diluted shares/units outstanding	14,335	14,507

(A)
Other adjustments consist of the following:

	Three Months Ended March 31,
	2024	2023
Acquisition costs (a)	$—	$5
Severance	60	—
Other (b)	58	59
Total other adjustments	$118	$64
(a)
For the three months ended March 31, 2023, represents professional fees of $5 related to the acquisition of Cortina.
(b)
For the three months ended March 31, 2024, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and software implementation costs of $10. For the three months ended March 31, 2023, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and software implementation costs of $11.
(B)
GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)
Includes 35,554 and 23,732 unvested restricted stock units at March 31, 2024 and 2023, respectively.
(D)
Includes 240,998 and 212,927 unvested restricted stock units at March 31, 2024 and 2023, respectively, and 147,506 and 252,904 unvested non-qualified options at March 31, 2024 and 2023, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consists of a $7.5 million delayed draw term loan that matures on June 24, 2025 and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. On July 1, 2019, the credit facility was amended to increase the term loan by $18.0 million to $25.5 million, extend the draw date on the term loan facility to July 1, 2024, extend the maturity date of the term loan to July 1, 2026 and increase the revolving credit facility by $2.5 million to $10.0 million. On June 17, 2022, the revolving credit facility was further amended to extend the maturity date to June 18, 2023 and amended to replace LIBOR terms with its successor, SOFR The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On June 15, 2023, the revolving credit facility was further amended to extend the maturity date to June 18, 2024. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. Borrowings under the term loan on or prior to June 30, 2021 are payable in 20 equal quarterly installments. Borrowings under the term loan after June 30, 2021 will be payable in equal quarterly installments through the maturity date. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to our subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. Any undrawn amounts under this facility would be available to fund future acquisitions or for working capital purposes, if needed. As of March 31, 2024, we had $1.8 million outstanding under the term loan. As of March 31, 2024, there were no borrowings outstanding on the revolving credit facility. We were in compliance with the covenants under the credit facility as of March 31, 2024.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2024 and December 31, 2023.

	As of
(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$39,658	$70,301
Accounts receivable	$11,933	$9,526
Due from Silvercrest Funds	$846	$558

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2024 and 2023. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(24,088)	$(25,520)
Net cash used in investing activities	(603)	(1,063)
Net cash used in financing activities	(5,942)	(9,211)
Effect of exchange rate changes on cash and cash equivalents	(10)	(2)
Net change in cash	$(30,643)	$(35,796)

Operating Activities

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

For the three months ended March 31, 2024 and 2023, operating activities used $24.1 million and $25.5 million, respectively. This difference is primarily the result of a decrease in net income of $0.4 million, decreased deferred tax expense of $0.1 million, decreased operating lease liabilities of $1.2 million, an increase in receivables and due from Silvercrest funds of $1.5 million and an increase in accounts payable and accrued expenses of $0.4 million, partially offset by an increase in accrued compensation of $3.4 million, increased non-cash lease expense of $1.2 million, an increase in prepaid and other expenses of $0.3 million and an increase in depreciation and amortization of $0.1 million.

Investing Activities

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

For the three months ended March 31, 2024 and 2023, investing activities used $0.6 million and $1.1 million, respectively. The primary use of cash during the three months ended March 31, 2024 and 2023 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

For the three months ended March 31, 2024 and 2023, financing activities used $5.9 million and $9.2 million, respectively. During the three months ended March 31, 2024 and 2023, the Company repaid $0.9 million and $1.8 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the three months ended March 31, 2024 and 2023 were $3.3 million and $4.1 million, respectively. During the three months ended March 31, 2024 and 2023, the Company paid dividends of $1.8 million and $1.7 million, respectively, to Class A shareholders. During the three months ended March 31, 2024 and 2023, we received payments from partners on notes receivable of $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2023, we purchased approximately 96,000 shares of Class A common stock of Silvercrest Asset Management Group Inc. at a cost of $1.6 million.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2024 and December 31, 2023, $1.8 million and $2.7 million, respectively, was outstanding under the term loan with City National Bank. As of March 31, 2024 and December 31, 2023, accrued but unpaid interest on the term loan with City National Bank was $13 thousand and $33 thousand, respectively.

As of March 31, 2024 and December 31, 2023, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 7, 2024.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2024 AUM	$24.1	$5.4	$5.0	$34.5
December 31, 2023 AUM	$23.8	$4.8	$4.7	$33.3

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2024 was approximately $33.9 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.4 billion for the three months ended March 31, 2024, which would cause an annualized increase or decrease in revenues of approximately $12.1 million for the three months ended March 31, 2024, at a weighted average fee rate for the three months ended March 31, 2024 of 0.36%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2024 and 2023 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2024.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

PART II - Other Information

Item 5. Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York, on May 2, 2024.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 2, 2024		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 2, 2024		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)