Form 10-Q
period 2024-06-30
Silvercrest Asset Management Group Inc.
filed 2024-08-01
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of July 29, 2024 was 9,547,396 and 4,443,159, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
Part II	Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49
Item 3.	Defaults of Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$49,947	$70,301
Investments	219	219
Receivables, net	11,466	9,526
Due from Silvercrest Funds	852	558
Furniture, equipment and leasehold improvements, net	7,511	7,422
Goodwill	63,675	63,675
Operating lease assets	17,369	19,612
Finance lease assets	265	330
Intangible assets, net	17,788	18,933
Deferred tax asset—tax receivable agreement	4,488	5,034
Prepaid expenses and other assets	4,005	3,964
Total assets	$177,585	$199,574
Liabilities and Equity
Accounts payable and accrued expenses	$2,434	$1,990
Accrued compensation	18,212	37,371
Borrowings under credit facility	—	2,719
Operating lease liabilities	23,886	26,277
Finance lease liabilities	273	336
Deferred tax and other liabilities	9,275	9,071
Total liabilities	54,080	77,764
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 10,355,851 and 9,547,396 shares issued and outstanding as of June 30, 2024, respectively; 10,287,452 and 9,478,997 shares issued and outstanding as of and December 31, 2023, respectively	103	103
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,443,159 and 4,431,105 issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	43	43
Additional Paid-In Capital	56,375	55,809
Treasury Stock, at cost, 808,455 shares as of June 30, 2024 and December 31, 2023	(15,057)	(15,057)
Accumulated other comprehensive income (loss)	(28)	(12)
Retained earnings	43,888	41,851
Total Silvercrest Asset Management Group Inc.’s equity	85,324	82,737
Non-controlling interests	38,181	39,073
Total equity	123,505	121,810
Total liabilities and equity	$177,585	$199,574

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Management and advisory fees	$29,900	$28,652	$59,065	$57,020
Family office services	1,093	1,082	2,200	2,144
Total revenue	30,993	29,734	61,265	59,164
Expenses
Compensation and benefits	18,493	16,756	36,162	33,254
General and administrative	7,191	6,460	13,890	12,641
Total expenses	25,684	23,216	50,052	45,895
Income before other (expense) income, net	5,309	6,518	11,213	13,269
Other (expense) income, net
Other (expense) income, net	7	23	15	68
Interest income	289	26	636	45
Interest expense	(29)	(112)	(80)	(228)
Total other (expense) income, net	267	(63)	571	(115)
Income before provision for income taxes	5,576	6,455	11,784	13,154
Provision for income taxes	1,196	1,320	2,489	2,709
Net income	4,380	5,135	9,295	10,445
Less: net income attributable to non-controlling interests	(1,715)	(2,050)	(3,630)	(4,156)
Net income attributable to Silvercrest	$2,665	$3,085	$5,665	$6,289
Net income per share
Basic	$0.28	$0.33	$0.60	$0.66
Diluted	$0.28	$0.33	$0.60	$0.66
Weighted average shares outstanding
Basic	9,509,711	9,456,347	9,494,869	9,502,301
Diluted	9,547,879	9,480,079	9,531,730	9,528,720

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2023	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	$84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(4,114)	(4,114)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	95	95
Equity-based compensation	8	—	—	—	—	—	—	—	—	—	312	312
Net Income	—	—	—	—	—	—	—	—	3,204	3,204	2,106	5,310
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	2	—	(2)	—	14	—	—	—	—	14	(14)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(96)	—	—	—	—	96	(1,644)	—	—	(1,644)	—	(1,644)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
March 31, 2023	9,474	$101	4,543	$44	$53,976	605	$(10,939)	$(2)	$41,241	$84,421	$39,623	$124,044
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,226)	(2,226)
Issuance of Class B shares	—	—	1	—	—	—	—	—	—	—	25	25
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	50	—	—	—	—	—	—	—	382	382
Net Income	—	—	—	—	—	—	—	—	3,085	3,085	2,050	5,135
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(134)	—	—	—	—	(134)		(134)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	65	—	(65)	—	606	—	—	—	—	606	(606)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(166)	—	—	—	—	166	(3,345)	—	—	(3,345)	—	(3,345)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,705)	(1,705)	—	(1,705)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3)		(3)	—	(3)
June 30, 2023	9,373	$101	4,529	$44	$54,448	771	$(14,284)	$(5)	$42,621	$82,925	$39,247	$122,172

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2024	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	$82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(3,304)	(3,304)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	354	354
Net Income	—	—	—	—	—	—	—	—	3,000	3,000	1,915	4,915
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Share conversion	3	—	(3)	—	27	—	—	—	—	27	(27)	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,808)	(1,808)	—	(1,808)
Cumulative translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)	—	(10)
March 31, 2024	9,482	$103	4,428	$43	$55,835	808	$(15,057)	$(22)	$43,043	$83,945	$38,105	$122,050
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,612)	(1,612)
Issuance of Class B shares	—	—	2	—	—	—	—	—	—	—	25	25
Equity-based compensation	11	—	67	—	54	—	—	—	—	54	431	485
Net Income	—	—	—	—	—	—	—	—	2,665	2,665	1,715	4,380
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	4	—	—	—	—	4	—	4
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	54	—	(54)	—	482	—	—	—	—	482	(482)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,820)	(1,820)	—	(1,820)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
June 30, 2024	9,547	$103	4,443	$43	$56,375	808	$(15,057)	$(28)	$43,888	$85,324	$38,181	$123,505

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$9,295	$10,445
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	839	694
Depreciation and amortization	2,077	2,016
Deferred income taxes	753	1,122
Non-cash interest on notes receivable from partners	(1)	(2)
Interest on notes payable	(19)	(7)
Non-cash lease expense	2,243	1,855
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(2,234)	(1,372)
Prepaid expenses and other assets	(191)	(686)
Accounts payable and accrued expenses	681	292
Accrued compensation	(19,159)	(23,262)
Operating lease liabilities	(2,391)	(985)
Net cash used in operating activities	(8,107)	(9,890)
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(957)	$(2,645)
Net cash used in investing activities	(957)	(2,645)
Cash Flows from Financing Activities
Earn-outs paid related to acquisitions	$(75)	$(75)
Repayments of notes payable	(2,700)	(2,700)
Principal payments on financing leases	(63)	(58)
Distributions to partners	(4,916)	(6,340)
Dividends paid on Class A common stock	(3,614)	(3,437)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	—	(4,940)
Payments from partners on notes receivable	94	95
Net cash used in financing activities	(11,274)	(17,455)
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net Decrease in Cash and Cash Equivalents	(20,354)	(29,995)
Cash and cash equivalents, beginning of period	70,301	77,432
Cash and cash equivalents, end of period	$49,947	$47,437

Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,097	$1,203
Interest	57	198
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$182	$158
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Neosho	25	25
Accrued dividends	14	8
Purchase of shares of Class A common stock excise tax accrual	—	49

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,547,396 Class A units or approximately 68.1% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of June 30, 2024, this liability is estimated to be $8,978 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2023 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 and 2023 or any future period.

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

During the three and six months ended June 30, 2024 and 2023, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2024, Silvercrest holds approximately 68.1% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of June 30, 2024 and December 31, 2023. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2024 or 2023.

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

The Company has one reporting unit as of June 30, 2024 and December 31, 2023. No goodwill impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024 and December 31, 2023, the Company had purchased 808,455 shares of Class A common stock, for an aggregate price of approximately $15,057.

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

The Company has a liability of $0 and $88 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, respectively, for contingent consideration. The Company made contingent purchase price payments to Neosho of $100 each during the second quarters of 2024 and 2023.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $219 as of June 30, 2024 and December 31, 2023, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2024 and December 31, 2023, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At June 30, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2023, and the three and six months ended June 30, 2024:

Balance at January 1, 2023	$166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	22
Balance at December 31, 2023	$88
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at March 31, 2024	88
Additions to estimated contingent consideration
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	12
Balance at June 30, 2024	$—

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

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At June 30, 2024 and December 31, 2023, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$49,947	$49,947	$70,301	$70,301	Level 1	(1)
Investments	$219	$219	$219	$219	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$—	$—	$2,700	$2,700	Level 2	(3)

(1)
Includes $1,527 and $1,487 of cash equivalents at June 30, 2024 and December 31, 2023, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Management and advisory fees receivable	$3,811	$3,300
Unbilled receivables	7,932	6,483
Other receivables	171	191
Receivables	11,914	9,974
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$11,466	$9,526

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Leasehold improvements	$9,439	$9,439
Furniture and equipment	12,114	11,397
Artwork	619	619
Total cost	22,172	21,455
Accumulated depreciation and amortization	(14,661)	(14,033)
Furniture, equipment and leasehold improvements, net	$7,511	$7,422

Depreciation expense for the three months ended June 30, 2024 and 2023 was $453 and $432, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $867 and $731, respectively.

During the three and six months ended June 30, 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236. During the three and six months ended June 30, 2023, the Company did not write off any leased assets.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of June 30, 2024 and December 31, 2023:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, June 30, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(1,145)	—	(1,145)
Balance, June 30, 2024	(26,272)	(2,461)	(28,733)
Net book value	$17,788	$—	$17,788
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, June 30, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(1,225)	—	(1,225)
Balance, June 30, 2023	(23,936)	(2,461)	(26,397)
Net Book Value	$20,124	$—	$20,124

Amortization expense related to intangible assets was $573 and $595 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $1,145 and $1,225 for the six months ended June 30, 2024 and 2023, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2024	$1,144
2025	2,193
2026	1,832
2027	1,828
2028	1,824
Thereafter	8,967
Total	$17,788

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi)

entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. The Company was in compliance with the covenants under the credit facility as of June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company did not have any outstanding borrowings under the revolving credit facility. As of June 30, 2024 and December 31, 2023, the Company had $0 and $2,700, respectively, outstanding under the term loan. Accrued but unpaid interest was $0 and $19 as of June 30, 2024 and December 31, 2023, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2024 and 2023 was $25 and $105, respectively. Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the six months ended June 30, 2024 and 2023 was $72 and $218, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2024 and 2023 amounted to $1,694 and $1,627, respectively. The Company received sublease income from sub-tenants during the three months ended June 30, 2024 and 2023 of $30 and $39, respectively. Therefore, for the three months ended June 30, 2024 and 2023, net rent expense amounted to $1,664 and $1,588, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Rent expense charged to operations for the six months ended June 30, 2024 and 2023 amounted to $3,392 and $3,244, respectively. The Company received sublease income from sub-tenants during the six months ended June 30, 2024 and 2023 of $66 and $77, respectively. Therefore, for the six months ended June 30, 2024 and 2023, net rent expense amounted to $3,326 and $3,167, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2024 and December 31, 2023. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA. The lease commenced on June 30, 2015 and expired, as amended, on June 30, 2019. On June 6, 2019, the Company extended this lease, with the new term beginning on July 1, 2019 and expiring on June 30, 2022. On April 4, 2022, the Company extended this lease again, with the new term beginning on July 1, 2022 and expiring on December 31, 2023. On March 28, 2023, the Company again extended this lease, with the new term beginning on January 1, 2024 and expiring on December 31, 2024. Monthly rent expense is $3. The Company paid a refundable security deposit of $2.

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

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Lease Cost	$1,529	$1,514	$3,058	$3,033
Financing Lease Cost:
Amortization of ROU assets	$33	$30	65	59
Interest on lease liabilities	3	2	7	5
Total	$36	$32	72	64

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2024	$3,297	$(60)	$3,237
2025	6,571	(40)	6,531
2026	6,562	—	6,562
2027	6,523	—	6,523
2028	4,913	—	4,913
Thereafter	1,692	—	1,692
Total	$29,558	$(100)	$29,458
Weighted-average remaining lease term – operating leases (months)			56.3
Weighted-average discount rate			4.6%

The Company has finance leases for the following office equipment: (i) a five-year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (ii) a three-year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which begin on July 1, 2021 and continues through June 30, 2024, (iii) a four-year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (iv) a three-year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (v) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through August 31, 2025, (vi) a five-year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027, (vii) a two-year lease for office equipment totaling $9, with minimum monthly payments of $0.4, which began on October 1, 2023 and continues through September 30, 2025, (viii) a three-year lease for office equipment totaling $28, with minimum monthly payments of $1, which began on October 1, 2023 and continues through September 30, 2026 and (ix) a three-year lease for office equipment totaling $87, with minimum monthly payments of $2, which began on October 1, 2023 and continues through September 30, 2026. The aggregate principal balance of finance leases was $273 and $336 as of June 30, 2024 and December 31, 2023, respectively.

The assets relating to finance leases that are included in equipment as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Finance lease assets included in furniture and equipment	$509	$509
Less: Accumulated depreciation and amortization	(244)	(179)
	$265	$330

Depreciation expense relating to finance lease assets was $32 and $30 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense relating to finance lease assets was $65 and $59 for the six months ended June 30, 2024 and 2023, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2024	$57
2025	113
2026	72
2027	31
2028	—
Thereafter	—
Total	$273
Weighted-average remaining lease term – finance leases (months)	31.1
Weighted-average discount rate	4.7%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,612 and $2,078, for the three months ended June 30, 2024 and 2023, respectively. Partnership distributions totaled $4,916 and $6,192, for the six months ended June 30, 2024 and 2023, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the six months ended June 30, 2024 and 2023 amounted to $30,008 and $32,262, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2024 and 2023. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended June 30, 2024 and 2023, SLP accrued partner incentive allocations of $7,514 and $6,962, respectively. During the six months ended June 30, 2024 and 2023, SLP accrued partner incentive allocations of $14,491 and $13,493, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2024
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,547,396	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,443,159	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the six months ended June 30, 2024 and 2023, Silvercrest granted 15,017 and 11,822 restricted stock units, respectively. As of June 30, 2024, there are 38,936 unvested restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,443,159 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 228,117 restricted stock units which will vest and settle in the form of Class B units of SLP. The 228,117 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three and six months ended June 30, 2024, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2024		9,478,997
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	March 2024	3,025
Issuance of Class A common stock upon vesting of restricted stock units	May 2024	11,635
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	May 2024	25,002
Issuance of Class A common stock upon conversion of Class B units to Class A common stock	June 2024	28,737

Class A common shares outstanding – June 30, 2024		9,547,396

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2024		4,431,105
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	March 2024	(3,025)
Issuance of Class B common stock upon vesting of restricted stock units	April 2024	25,298
Issuance of Class B common stock upon exercise of non-qualified options	April 2024	456
Issuance of Class B common stock upon vesting of restricted stock units	May 2024	41,484
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	May 2024	(25,002)
Issuance of Class B common stock in connection with the Neosho Acquisition	June 2024	1,580
Cancellation of Class B common stock upon conversion of Class B units to Class A common stock	June 2024	(28,737)

Class B common shares outstanding – June 30, 2024		4,443,159

In March 2024, the Company redeemed 3,025 shares of Class B common stock from certain existing partners, in connection with the exchange of 3,025 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In April 2024, the Company issued 25,298 shares of Class B common stock upon the vesting of restricted stock units.

In April 2024, the Company issued 456 shares of Class B common stock upon the exercise of non-qualified options.

In May 2024, the Company issued 11,635 shares of Class A common stock upon the vesting of restricted stock units.

In May 2024, the Company issued 41,484 shares of Class B common stock upon the vesting of restricted stock units.

In May 2024, the Company redeemed 25,002 shares of Class B common stock from certain existing partners, in connection with the exchange of 25,002 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In June 2024, in connection with the Neosho Acquisition, the Company issued 1,580 shares of Class B common stock.

In June 2024, the Company redeemed 28,737 shares of Class B common stock from certain existing partners, in connection with the exchange of 28,737 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

As of June 30, 2024 and December 31, 2023, the Company had purchased 808,455 shares of Class A common stock for an aggregate price of approximately $15,057.

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

Notes receivable from partners are as follows for the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning balance	$344	$437
Repayment of notes	(94)	(95)
Interest accrued and capitalized on notes receivable	1	2
Ending balance	$251	$344

Full recourse notes receivable from partners as of June 30, 2024 and December 31, 2023 are $251 and $344, respectively. There were no limited recourse notes receivable from partners as of June 30, 2024 or December 31, 2023. There is no allowance for credit losses on notes receivable from partners as of June 30, 2024 or December 31, 2023.

13. RELATED PARTY TRANSACTIONS

During the first six months of 2024 and 2023, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2024 and 2023, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,007 and $1,038, respectively. For the six months ended June 30, 2024 and 2023, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $2,012 and $2,075, respectively. As of June 30, 2024 and December 31, 2023, the Company was owed $852 and $558, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2024 and 2023, the Company earned management and advisory fees of $462 and $423, respectively, from assets managed on behalf of certain of its employees. For the six months ended June 30, 2024 and 2023, the Company earned management and advisory fees of $917 and $813, respectively, from assets managed on behalf of certain of its employees. As of June 30, 2024 and December 31, 2023, the Company is owed approximately $91 and $387, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of June 30, 2024, the Company had net deferred tax assets of $4,206, which is recorded as a deferred tax asset of $4,488 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $281 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $1 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at June 30, 2024, $93 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2023, the Company had a net deferred tax asset of $4,777, which is recorded as a net deferred tax asset of $5,034 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $254 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $3 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $198 at June 30, 2024. As of December 31, 2023, the amount of the valuation allowance was $141.

The current tax expense was $612 and $500 for the three months ended June 30, 2024 and 2023, respectively. Of the amount for the three months ended June 30, 2024, $388 relates to Silvercrest’s corporate tax expense, $224 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended June 30, 2024 and 2023 was $583 and $820, respectively. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2024 and 2023 is $1,196 and $1,320, respectively. There was no material discrete tax expense for both the three months ended June 30, 2024 and 2023.

The current tax expense was $1,736 and $1,587 for the six months ended June 30, 2024 and 2023, respectively. Of the amount for the six months ended June 30, 2024, $1,296 relates to Silvercrest’s corporate tax expense, $440 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the six months ended June 30, 2024 and 2023 was $753 and $1,122, respectively. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2024 and 2023 is $2,489 and $2,709, respectively. There was no material discrete tax expense for the six months ended June 30, 2024 and 2023.

The current tax expense increased from the comparable period in 2023 mainly due to unfavorable movements in the temporary differences between financial statement and tax treatment of equity-based compensation at SLP.

Of the total current tax expense for the three months ended June 30, 2024 and 2023, $73 and $63, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended June 30, 2024 and 2023, $3 and ($9), respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2024 and 2023 related to non-controlling interests is $76 and $54, respectively.

Of the total current tax expense for the six months ended June 30, 2024 and 2023, $144 and $160, respectively, relates to non-controlling interests. Of the deferred tax expense for the six months ended June 30, 2024 and 2023, $8 and $16, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2024 and 2023 related to non-controlling interests is $152 and $176, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2024, the Company’s U.S. federal income tax returns for the years 2020 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at June 30, 2024 and 2023.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of June 30, 2024, 822,416 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In October 2018, the Company granted 105,398 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $13.97, Risk Free rate of 2.94% (5-year treasury rate), expiration of 5 years and volatility of 32.7%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and become exercisable into Class B units of SLP. One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date. These NQOs were exercised in September 2023. A total of 22,070 Class B shares were issued and 83,328 shares were surrendered and are again available to be granted under the 2012 Equity Incentive Plan.

In May 2019, the Company granted 60,742 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $14.54, Risk Free rate of 2.32% (5-year treasury rate), expiration of 5 years and volatility of 34.2%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and become exercisable into Class B units of SLP. One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date. These NQOs were exercised in April 2024. A total of 456 Class B shares were issued and 60,286 shares were surrendered and are again available to be granted under the 2012 Equity Incentive Plan.

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

In May 2024, the Company granted 3,413 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.65 per share to an existing Class A unit holder. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the first anniversary of the grant date.

In May 2024, the Company granted 11,604 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.65 per share to existing Class B unit holders. These RSUs will vest and settle in the form of Class B shares of SLP. The RSUs vest and settle on the third anniversary of the grant date.

In May 2024, the Company granted 53,902 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.65 per share to existing Class B unit holders. These RSUs will vest and settle in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

In May 2024, the Company granted 279,529 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $14.65, Risk Free rate of 4.63% (10-year treasury rate), expiration of 10 years, volatility of 35.5% and an annual rate of quarterly dividends of 5.19%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and become exercisable into Class B units of SLP. One-third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date.

A summary of the RSU grants by the Company as of June 30, 2024 and 2023 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	276,552	$10.18 – 21.42
Granted	68,919	14.65
Vested	(78,418)	10.18 – 18.18
Total granted at June 30, 2024	267,053	$13.91 – 21.42

Total granted at January 1, 2023	244,901	$10.18 – 21.42
Granted	101,192	18.18
Vested	(58,324)	10.18 – 14.54
Total granted at June 30, 2023	287,769	$10.18 – 21.42

A summary of the NQO grants by the Company as of June 30, 2024 and 2023 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	147,506	$10.18 – 14.54
Granted	279,529	14.65
Exercised	(456)	14.54
Forfeited	(60,286)	14.54
Total granted at June 30, 2024	366,293	$10.18 – 14.65

Total granted at January 1, 2023	252,904	$10.18 – 14.54
Total granted at June 30, 2023	252,904	$10.18 – 14.54

For the three months ended June 30, 2024 and 2023, the Company recorded compensation expense related to such RSUs and NQOs of $485 and $382, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. For the six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to such RSUs and NQOs of $839 and $694, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of June 30, 2024 and December 31, 2023, there was $4,450 and $3,288, respectively, of unrecognized compensation expense related to unvested awards. As of June 30, 2024 and December 31, 2023, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.91 and 1.55 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2024 and 2023, Silvercrest made matching contributions of $22 and $24, respectively, for the benefit of employees. For the six months ended June 30, 2024 and 2023, Silvercrest made matching contributions of $43 and $48, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2024 and 2023, the Company utilized “soft dollar” credits of $194 and $239, respectively. For the six months ended June 30, 2024 and 2023, the Company utilized “soft dollar” credits of $425 and $455, respectively.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2024, our assets under management decreased by 3.2% from $34.5 billion to $33.4 billion. During the six months ended June 30, 2024, our assets under management increased by 0.3% from $33.3 billion to $33.4 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of June 30, 2024, Silvercrest L.P. has issued Restricted Stock Units exercisable for 228,118 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 31.9% partnership interest in Silvercrest L.P. as of June 30, 2024 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

COVID-19 Pandemic

The emergence of the coronavirus (COVID-19) around the world, and particularly in the United States, presents significant risks to us, not all of which we are able to fully evaluate or foresee at the current time.

The COVID-19 pandemic affected our operations in each of the quarters during the period April 1, 2020 through June 30, 2024 and may continue to do so indefinitely thereafter.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2024	2023	2024	2023
Revenue	$30,993	$29,734	$61,265	$59,164
Income before other income (expense), net	$5,309	$6,518	$11,213	$13,269
Net income	$4,380	$5,135	$9,295	$10,445
Net income margin	14.1%	17.3%	15.2%	17.7%
Net income attributable to Silvercrest	$2,665	$3,085	$5,665	$6,289
Adjusted EBITDA (1)	$7,232	$8,116	$14,685	$16,297
Adjusted EBITDA margin (2)	23.3%	27.3%	24.0%	27.5%
Assets under management at period end (billions)	$33.4	$31.9	$33.4	$31.9
Average assets under management (billions) (3)	$34.0	$30.9	$33.4	$30.4

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

Discretionary Managed Accounts

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in billions)	2024	2023	2024	2023
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$21.2	$21.0	$21.2	$21.0
Average AUM For Discretionary Managed Accounts	$21.7	$20.9	$21.4	$20.7
Discretionary Managed Accounts Revenue (in millions)	$28.9	$27.6	$57.1	$54.9
Percentage of management and advisory fees revenue	97%	96%	96%	96%

Private Funds

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in billions)	2024	2023	2024	2023
AUM concentrated in Private Funds	$0.4	$0.5	$0.4	$0.5
Average AUM For Private Funds	$0.5	$0.5	$0.4	$0.5
Private Funds Revenue (in millions)	$1.0	$1.1	$2.0	$2.1
Percentage of management and advisory fees revenue	3%	4%	3%	4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.37% and 0.38% for the three months ended June 30, 2024 and 2023, respectively. Our average annual management fee was 0.37% and 0.39% for the six months ended June 30, 2024 and 2023, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2024 and 2023. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cash compensation and benefits (1)	$18,008	$16,374	$35,323	$32,560
Non-cash equity-based compensation expense	485	382	839	694
Total compensation expense	$18,493	$16,756	$36,162	$33,254

(1)
For the three months ended June 30, 2024 and 2023, $7,514 and $6,962, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, $14,491 and $13,493, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2024 and 2023 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$29,900	$28,652	$1,248	4.4%
Family office services	1,093	1,082	11	1.0%
Total revenue	$30,993	$29,734	$1,259	4.2%

	For the Six Months Ended June 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$59,065	$57,020	$2,045	3.6%
Family office services	2,200	2,144	56	2.6%
Total revenue	$61,265	$59,164	$2,101	3.6%

The growth in our assets under management during the three and six months ended June 30, 2024 and 2023 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of March 31, 2023	$21.3	$8.6	$29.9
Gross client inflows	0.5	1.9	2.4
Gross client outflows	(0.9)	(0.2)	(1.1)
Net client flows	(0.4)	1.7	1.3
Market appreciation	0.6	0.1	0.7
As of June 30, 2023	$21.5	$10.4	$31.9	(1)

As of March 31, 2024	$22.7	$11.8	$34.5
Gross client inflows	0.6	—	0.6
Gross client outflows	(1.5)	—	(1.5)
Net client flows	(0.9)	—	(0.9)
Market depreciation	(0.2)	—	(0.2)
As of June 30, 2024	$21.6	$11.8	$33.4	(1)

As of January 1, 2023	$20.9	$8.0	$28.9
Gross client inflows	1.9	2.0	3.9
Gross client outflows	(2.4)	(0.3)	(2.7)
Net client flows	(0.5)	1.7	1.2
Market appreciation	1.1	0.7	1.8
As of June 30, 2023	$21.5	$10.4	$31.9	(1)

As of January 1, 2024	$21.9	$11.4	$33.3
Gross client inflows	1.2	0.5	1.7
Gross client outflows	(2.5)	(0.5)	(3.0)
Net client flows	(1.3)	—	(1.3)
Market appreciation	1.0	0.4	1.4
As of June 30, 2024	$21.6	$11.8	$33.4	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2024	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	15.1	6.5	10.9	11.7	9.5
Russell 1000 Value Index		13.1	5.5	9.0	8.6	7.7
Small Cap Value Composite	4/1/02	11.5	3.9	9.0	7.5	10.2
Russell 2000 Value Index		10.9	-0.5	7.1	5.9	7.6
Smid Cap Value Composite	10/1/05	11.8	1.7	7.2	7.2	9.2
Russell 2500 Value Index		11.2	2.1	8.0	7.0	7.5
Multi Cap Value Composite	7/1/02	14.4	3.4	9.0	9.2	9.5
Russell 3000 Value Index		12.9	5.1	8.9	8.4	8.2
Equity Income Composite	12/1/03	11.8	4.4	7.2	8.6	10.8
Russell 3000 Value Index		12.9	5.1	8.9	8.4	8.4
Focused Value Composite	9/1/04	10.9	-1.1	4.1	5.7	9.1
Russell 3000 Value Index		12.9	5.1	8.9	8.4	8.2
Small Cap Opportunity Composite	7/1/04	11.3	1.5	9.7	9.9	10.8
Russell 2000 Index		10.1	-2.6	6.9	6.8	7.8
Small Cap Growth Composite	7/1/04	1.0	-6.7	10.0	10.8	10.3
Russell 2000 Growth Index		9.1	-4.9	6.2	7.3	8.2
Smid Cap Growth Composite	1/1/06	4.6	-8.4	11.0	12.4	10.4
Russell 2500 Growth Index		9.0	-4.1	7.6	9.3	9.2
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

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Our total revenue increased by $1.3 million, or 4.2%, to $31.0 million for the three months ended June 30, 2024, from $29.7 million for the three months ended June 30, 2023. This increase was driven by market appreciation partially offset by net client outflows.

Total assets under management increased by $1.5 billion, or 4.7%, to $33.4 billion at June 30, 2024 from $31.9 billion at June 30, 2023. From June 30, 2023, there was market appreciation of $3.3 billion, client inflows of $3.3 billion, and client outflows of $5.1 billion. During the three months ended June 30, 2024, from March 31, 2024, there was a decrease of $1.1 billion in discretionary assets under management and no change in non-discretionary assets under management. The decrease in assets under management as of June 30, 2024 as compared to March 31, 2024 was primarily due to net client outflows and market depreciation during the quarter ended June 30, 2024. Sub-advised fund management revenue remained flat at $0.3 million for the three months ended June 30, 2024 and June 30, 2023. Proprietary fund management revenue remained flat at $0.7 million for the three months ended June 30, 2024 and June 30, 2023. With respect to our discretionary assets under management, equity assets decreased by 5.9% during the three months ended June 30, 2024 and fixed income assets increased by 0.9% during the same period. For the three months ended June 30, 2024, most of the decrease in equity assets came from our focused opportunity, smid growth and small cap growth strategies with composite returns of -3.8%, -3.1% and -3.0%, respectively. As of June 30, 2024, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Total AUM as of March 31,	$34.5	$29.9
Discretionary AUM:
Total Discretionary AUM as of March 31,	22.7	21.3
New client accounts/assets (1)	—	—
Closed accounts (2)	—	(0.1)
Net cash inflow/(outflow) (3)	(1.0)	(0.3)
Non-discretionary to Discretionary AUM (4)	—	—
Market (depreciation)/appreciation	(0.1)	0.6
Change to Discretionary AUM	(1.1)	0.2
Total Discretionary AUM at June 30,	21.6	21.5
Change to Non-Discretionary AUM (5)	0.0	1.8
Total AUM as of June 30,	$33.4	$31.9
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Our total revenue increased by $2.1 million, or 3.6%, to $61.3 million for the six months ended June 30, 2024, from $59.2 million for the six months ended June 30, 2023. This increase was driven by market appreciation partially offset by net client outflows.

Total assets under management increased by $1.5 billion, or 4.7%, to $33.4 billion at June 30, 2024 from $31.9 billion at June 30, 2023. From June 30, 2023, there was market appreciation of $3.3 billion, client inflows of $3.3 billion, and client outflows of $5.1 billion. During the six months ended June 30, 2024, from December 31, 2023, there was a decrease of $0.3 billion in discretionary assets under management and an increase of $0.4 billion in non-discretionary assets under management. The increase in assets under management as of June 30, 2024 as compared to December 31, 2023 was primarily due to market appreciation during the period and net client inflows during the period. Sub-advised fund management revenue remained flat at $0.6 million for the six months ended June 30, 2024 and 2023. Proprietary fund management revenue remained flat at $1.4 million for the six months ended June 30, 2024 and 2023. With respect to our discretionary assets under management, equity assets experienced a decrease of 2.1% during the six months ended June 30, 2024 and fixed income assets increased by 6.0% during the same period. For the six months ended June 30, 2024, most of the increase in equity assets came from our energy infrastructure, large cap growth and core international strategies with composite returns of 18.9%, 12.6% and 10.0%, respectively. As of June 30, 2024, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets, which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Total AUM as of January 1,	$33.3	$28.9
Discretionary AUM:
Total Discretionary AUM as of January 1,	21.9	20.9
New client accounts/assets (1)	0.0	0.1
Closed accounts (2)	(0.5)	(0.1)
Net cash inflow/(outflow) (3)	(0.9)	(0.5)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation	1.1	1.1
Change to Discretionary AUM	(0.3)	0.6
Total Discretionary AUM at June 30,	21.6	21.5
Change to Non-Discretionary AUM (5)	0.4	2.4
Total AUM as of June 30,	$33.4	$31.9

Expenses

Our expenses for the three and six months ended June 30, 2024 and 2023 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$18,493	$16,756	$1,737	10.4%
General, administrative and other	7,191	6,460	731	11.3%
Total expenses	$25,684	$23,216	$2,468	10.6%

	For the Six Months Ended June 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$36,162	$33,254	$2,908	8.7%
General, administrative and other	$13,890	12,641	1,249	9.9%
Total expenses	$50,052	$45,895	$4,157	9.1%
(1)
For the three months ended June 30, 2024 and 2023, $7,514 and $6,962, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, $14,491 and $13,493, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2024 and 2023. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Total expenses increased by $2.5 million, or 10.6%, to $25.7 million for the three months ended June 30, 2024 from $23.2 million for the three months ended June 30, 2023. This increase was attributable to an increase in compensation and benefits expense of $1.7 million and an increase in general, administrative and other expenses of $0.7 million.

Compensation and benefits expense increased by $1.7 million, or 10.4% to $18.5 million for the three months ended June 30, 2024 from $16.8 million for the three months ended June 30, 2023. The increase was primarily attributable to an increase in the accrual for bonuses of $1.3 million and an increase in salaries and benefits of $0.4 million primarily as a result of merit-based increases.

General and administrative expenses increased by $0.7 million, or 11.3%, to $7.2 million for the three months ended June 30, 2024 from $6.5 million for the three months ended June 30, 2023. This was primarily attributable to increases in travel and entertainment expenses of $0.1 million, occupancy and related costs of $0.1 million, professional fees of $0.3 million, portfolio systems expense of $0.1 million and recruiting expenses of $0.3 million, partially offset by decreases in marketing expenses of $0.1 million and shareholder expenses of $0.1 million.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Total expenses increased by $4.2 million, or 9.1%, to $50.1 million for the six months ended June 30, 2024 from $45.9 million for the six months ended June 30, 2023. This increase was attributable to an increase in compensation and benefits expense of $2.9 million and an increase in general, administrative and other expenses of $1.3 million.

Compensation and benefits expense increased by $2.9 million, or 8.7% to $36.2 million for the six months ended June 30, 2024 from $33.3 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in the accrual for bonuses of $2.2 million, an increase in salaries and benefits of $0.6 million primarily as a result of merit-based increases and severance of $0.1 million paid in the current quarter and an increase in equity-based compensation of $0.1 million.

General and administrative expenses increased by $1.3 million, or 9.9%, to $13.9 million for the six months ended June 30, 2024 from $12.6 million for the six months ended June 30, 2023. This was primarily attributable to increases in travel and entertainment expenses of $0.2 million, occupancy and related costs of $0.2 million, professional fees of $0.5 million, portfolio and systems expenses of $0.1 million, recruiting expenses of $0.3 million and depreciation and amortization expense of $0.1 million, partially offset by a decrease in marketing expenses of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$7	$23	$(16)	(69.6)%
Interest income	289	26	263	NM
Interest expense	(29)	(112)	83	(74.1)%
Total other income (expense), net	$267	$(63)	$330	NM

	For the Six Months Ended June 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$15	$68	$(53)	(77.9)%
Interest income	636	45	591	NM
Interest expense	(80)	(228)	148	(64.9)%
Total other income (expense), net	$571	$(115)	$686	NM

NM = Not Meaningful

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Total other income (expense) net increased by $0.3 million to other income of $0.3 million for the three months ended June 30, 2024 from other expense of $0.1 million for the three months ended June 30, 2023. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense decreased because of lower outstanding balances on borrowings under our credit facility during the three months ended June 30, 2024 as compared with the same period in the prior year.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Total other income (expense) net increased by $0.7 million to other income of $0.6 million for the six months ended June 30, 2024 from other expense of $0.1 million for the six months ended June 30, 2023. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense decreased because of lower outstanding balances on borrowings under our credit facility during the six months ended June 30, 2024 as compared with the same period in the prior year.

Provision for Income Taxes

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

The provision for income taxes was $1.2 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2024 and 2023 was 21.4% and 20.4%, respectively.

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

The provision for income taxes was $2.5 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2024 and 2023 was 21.1% and 20.6%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP financial measure:
Net income	$4,380	$5,135	$9,295	$10,445
GAAP Provision for income taxes	1,196	1,320	2,489	2,709
Delaware Franchise Tax	50	50	100	100
Interest expense	29	112	80	228
Interest income	(289)	(26)	(636)	(45)
Depreciation and amortization	1,058	1,057	2,077	2,016
Equity-based compensation	485	382	839	694
Other adjustments (A)	323	86	441	150
Adjusted EBITDA	$7,232	$8,116	$14,685	$16,297
Adjusted EBITDA Margin	23.3%	27.3%	24.0%	27.5%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$4,380	$5,135	$9,295	$10,445
GAAP Provision for income taxes	1,196	1,320	2,489	2,709
Delaware Franchise Tax	50	50	100	100
Other adjustments (A)	323	86	441	150
Adjusted earnings before provision for income taxes	5,949	6,591	12,325	13,404
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,547)	(1,714)	(3,205)	(3,485)

Adjusted net income	$4,402	$4,877	$9,121	$9,919

GAAP net income per share (B):
Basic	$0.28	$0.33	$0.60	$0.66
Diluted	$0.28	$0.33	$0.60	$0.66

Adjusted earnings per share/unit (B):
Basic	$0.31	$0.35	$0.65	$0.71
Diluted	$0.30	$0.34	$0.63	$0.69

Shares/units outstanding:
Basic Class A shares outstanding	9,547	9,373	9,547	9,373
Basic Class B shares/units outstanding	4,443	4,529	4,443	4,529
Total basic shares/units outstanding	13,990	13,902	13,990	13,902

Diluted Class A shares outstanding (C)	9,586	9,397	9,586	9,397
Diluted Class B shares/units outstanding (D)	5,038	5,046	5,038	5,046
Total diluted shares/units outstanding	14,624	14,443	14,624	14,443

(A)
Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquisition costs (a)	$—	$—	$—	$5
Severance	—	19	60	19
Other (b)	323	67	381	126
Total other adjustments	$323	$86	$441	$150
(a)
For the six months ended June 30, 2023, represents professional fees of $5 related to the acquisition of Cortina.
(b)
For the three months ended June 30, 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, sign on bonuses paid to certain employees of $188, professional fees of $26 related to a transfer pricing project, legal fees of $46 and software implementation costs of $3. For the six months ended June 30, 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives, sign on bonuses paid to certain employees of $188, professional fees of $26 related to a transfer pricing project, legal fees of $46 and software implementation costs of $13. For the three months ended June 30, 2023, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, $12 related to moving costs, a fair value adjustment to the Cortina contingent purchase price consideration of ($2) and software implementation costs of $9. For the six months ended June 30, 2023, represents an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives, $12 related to moving costs, a fair value adjustment to the Cortina contingent purchase price consideration of ($2) and software implementation costs of $20.
(B)
GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)
Includes 38,936 and 23,732 unvested restricted stock units at June 30, 2024 and 2023, respectively.
(D)
Includes 228,118 and 264,037 unvested restricted stock units at June 30, 2024 and 2023, respectively, and 366,293 and 252,904 unvested non-qualified options at June 30, 2024 and 2023, respectively.

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

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, SOFR. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. We were in compliance with the covenants under the credit facility as of June 30, 2024.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2024 and December 31, 2023.

	As of
(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$49,947	$70,301
Accounts receivable	$11,466	$9,526
Due from Silvercrest Funds	$852	$558

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $9.0 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2024 and 2023. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(8,107)	$(9,890)
Net cash used in investing activities	(957)	(2,645)
Net cash used in financing activities	(11,274)	(17,455)
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net change in cash	$(20,354)	$(29,995)

Operating Activities

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

For the six months ended June 30, 2024 and 2023, operating activities used $8.1 million and $9.9 million, respectively. This difference is primarily the result of a decrease in net income of $1.2 million, decreased deferred tax expense of $0.4 million, decreased operating lease liabilities of $1.4 million and an increase in receivables and due from Silvercrest funds of $0.9 million, partially offset by an increase in accounts payable and accrued expenses of $0.4 million, an increase in accrued compensation of $4.1 million, increased non-cash lease expense of $0.4 million, an increase in prepaid and other expenses of $0.5 million, an increase in equity-based compensation of $0.1 million and an increase in depreciation and amortization of $0.1 million.

Investing Activities

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

For the six months ended June 30, 2024 and 2023, investing activities used $1.0 million and $2.6 million, respectively. The primary use of cash during the six months ended June 30, 2024 and 2023 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

For the six months ended June 30, 2024 and 2023, financing activities used $11.3 million and $17.5 million, respectively. During the six months ended June 30, 2024 and 2023, the Company repaid $2.7 million and $2.7 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the six months ended June 30, 2024 and 2023 were $4.9 million and $6.3 million, respectively. During the six months ended June 30, 2024 and 2023, the Company paid dividends of $3.6 million and $3.4 million, respectively, to Class A shareholders. During the six months ended June 30, 2024 and 2023, we received payments from partners on notes receivable of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, we made earnout payments of $0.1 and $0.1 million, respectively. During the three and six months ended June 30, 2023, we purchased approximately 262,000 shares of Class A common stock of Silvercrest Asset Management Group Inc. at a cost of $5.0 million.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of June 30, 2024 and December 31, 2023, $0 and $2.7 million, respectively, was outstanding under the term loan with City National Bank. As of June 30, 2024 and December 31, 2023, accrued but unpaid interest on the term loan with City National Bank was $0 and $33 thousand, respectively.

As of June 30, 2024 and December 31, 2023, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 7, 2024.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2024 AUM	$23.1	$5.2	$5.1	$33.4
December 31, 2023 AUM	$23.8	$4.8	$4.7	$33.3

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

The average value of our assets under management for the three and six months ended June 30, 2024 was approximately $34.0 and $33.4 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.4 and $3.3 billion, for the three and six months ended June 30, 2024, respectively, which would cause an annualized increase or decrease in revenues of approximately $3.1 and $6.1 million for the three and six months ended June 30, 2024, respectively, at a weighted average fee rate for the three and six months ended June 30, 2024 of 0.37% and 0.37%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended June 30, 2024 and 2023 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2024.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

PART II - Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes made during the second quarter of 2024 to any risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Not applicable

(b) Use of Proceeds

Not applicable

(c) Issuer Purchases of Equity Securities

None. See Notes 2 and 11 for more information

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 18, 2024).

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York, on August 1, 2024.

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	August 1, 2024		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	August 1, 2024		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)