Form 10-Q
period 2024-09-30
Silvercrest Asset Management Group Inc.
filed 2024-10-31
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of October 28, 2024 was 9,458,410 and 4,406,295, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46
Part II	Other Information
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	47
Item 3.	Defaults of Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	48
Item 6.	Exhibits	48

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, our expectations with respect to deferred tax assets, adverse economic or market conditions, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 which is accessible on the U.S. Securities and Exchange Commission’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$58,103	$70,301
Investments	219	219
Receivables, net	12,833	9,526
Due from Silvercrest Funds	860	558
Furniture, equipment and leasehold improvements, net	7,458	7,422
Goodwill	63,675	63,675
Operating lease assets	16,290	19,612
Finance lease assets	237	330
Intangible assets, net	17,216	18,933
Deferred tax asset—tax receivable agreement	3,749	5,034
Prepaid expenses and other assets	3,530	3,964
Total assets	$184,170	$199,574
Liabilities and Equity
Accounts payable and accrued expenses	$1,718	$1,990
Accrued compensation	27,238	37,371
Borrowings under credit facility	—	2,719
Operating lease liabilities	22,668	26,277
Finance lease liabilities	245	336
Deferred tax and other liabilities	9,423	9,071
Total liabilities	61,292	77,764
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.01, 50,000,000 shares authorized; 10,394,542 and 9,503,410 shares issued and outstanding as of September 30, 2024, respectively; 10,287,452 and 9,478,997 shares issued and outstanding as of and December 31, 2023, respectively	104	103
Class B common stock, par value $0.01, 25,000,000 shares authorized; 4,406,295 and 4,431,105 issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively	43	43
Additional Paid-In Capital	56,643	55,809
Treasury Stock, at cost, 891,132 shares as of September 30, 2024 and 808,455 as of December 31, 2023	(16,421)	(15,057)
Accumulated other comprehensive income (loss)	(19)	(12)
Retained earnings	44,227	41,851
Total Silvercrest Asset Management Group Inc.’s equity	84,577	82,737
Non-controlling interests	38,301	39,073
Total equity	122,878	121,810
Total liabilities and equity	$184,170	$199,574

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Management and advisory fees	$29,380	$28,425	$88,445	$85,445
Family office services	1,044	1,279	3,244	3,423
Total revenue	30,424	29,704	91,689	88,868
Expenses
Compensation and benefits	18,598	16,691	54,760	49,945
General and administrative	7,369	6,494	21,259	19,135
Total expenses	25,967	23,185	76,019	69,080
Income before other (expense) income, net	4,457	6,519	15,670	19,788
Other (expense) income, net
Other (expense) income, net	10	(37)	25	31
Interest income	374	376	1,010	421
Interest expense	(15)	(86)	(95)	(314)
Total other (expense) income, net	369	253	940	138
Income before provision for income taxes	4,826	6,772	16,610	19,926
Provision for income taxes	1,096	1,392	3,585	4,101
Net income	3,730	5,380	13,025	15,825
Less: net income attributable to non-controlling interests	(1,478)	(2,164)	(5,108)	(6,320)
Net income attributable to Silvercrest	$2,252	$3,216	$7,917	$9,505
Net income per share
Basic	$0.24	$0.34	$0.83	$1.01
Diluted	$0.24	$0.34	$0.83	$1.00
Weighted average shares outstanding
Basic	9,541,407	9,354,747	9,510,495	9,452,576
Diluted	9,579,172	9,378,479	9,547,659	9,478,090

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2023	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	$84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(4,114)	(4,114)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	95	95
Equity-based compensation	8	—	—	—	—	—	—	—	—	—	312	312
Net Income	—	—	—	—	—	—	—	—	3,204	3,204	2,106	5,310
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(20)	—	—	—	—	(20)	—	(20)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	2	—	(2)	—	14	—	—	—	—	14	(14)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(96)	—	—	—	—	96	(1,644)	—	—	(1,644)	—	(1,644)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
March 31, 2023	9,474	$101	4,543	$44	$53,976	605	$(10,939)	$(2)	$41,241	$84,421	$39,623	$124,044
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,226)	(2,226)
Issuance of Class B shares	—	—	1	—	—	—	—	—	—	—	25	25
Equity-based compensation	—	—	50	—	—	—	—	—	—	—	382	382
Net Income	—	—	—	—	—	—	—	—	3,085	3,085	2,050	5,135
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(134)	—	—	—	—	(134)		(134)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	65	—	(65)	—	606	—	—	—	—	606	(606)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(166)	—	—	—	—	166	(3,345)	—	—	(3,345)	—	(3,345)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,705)	(1,705)	—	(1,705)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3)		(3)	—	(3)
June 30, 2023	9,373	$101	4,529	$44	$54,448	771	$(14,284)	$(5)	$42,621	$82,925	$39,247	$122,172
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,419)	(1,419)
Issuance of Class B shares	—	—	22	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	353	353
Net Income	—	—	—	—	—	—	—	—	3,216	3,216	2,164	5,380
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(30)	—	—	—	—	(30)	—	(30)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	7	—	(7)	—	60	—	—	—	—	60	(60)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(38)	—	—	—	—	38	(773)	—	—	(773)	—	(773)
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,780)	(1,780)	—	(1,780)
Cumulative translation adjustment	—	—	—	—	—	—	—	(11)	—	(11)	—	(11)
September 30, 2023	9,342	$101	4,544	$44	$54,478	809	$(15,057)	$(16)	$44,057	$83,607	$40,284	$123,891

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2024	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	$82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(3,304)	(3,304)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	354	354
Net Income	—	—	—	—	—	—	—	—	3,000	3,000	1,915	4,915
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Share conversion	3	—	(3)	—	27	—	—	—	—	27	(27)	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,808)	(1,808)	—	(1,808)
Cumulative translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)	—	(10)
March 31, 2024	9,482	$103	4,428	$43	$55,835	808	$(15,057)	$(22)	$43,043	$83,945	$38,105	$122,050
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,612)	(1,612)
Issuance of Class B shares	—	—	2	—	—	—	—	—	—	—	25	25
Equity-based compensation	11	—	67	—	54	—	—	—	—	54	431	485
Net Income	—	—	—	—	—	—	—	—	2,665	2,665	1,715	4,380
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	4	—	—	—	—	4	—	4
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	54	—	(54)	—	482	—	—	—	—	482	(482)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,820)	(1,820)	—	(1,820)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
June 30, 2024	9,547	$103	4,443	$43	$56,375	808	$(15,057)	$(28)	$43,888	$85,324	$38,181	$123,505
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,479)	(1,479)
Issuance of Class B shares	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	2	1	—	—	82	—	—	—	—	83	454	537
Net Income	—	—	—	—	—	—	—	—	2,252	2,252	1,478	3,730
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(147)	—	—	—	—	(147)	—	(147)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	0	—
Share conversion	37	—	(37)	—	333	—	—	—	—	333	(333)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(83)	—	—	—	—	83	(1,364)	—	—	(1,364)	—	(1,364)
Dividends paid on Class A common stock - $0.20 per share	—	—	—	—	—	—	—	—	(1,913)	(1,913)	—	(1,913)
Cumulative translation adjustment	—	—	—	—	—	—	—	9	—	9	—	9
September 30, 2024	9,503	$104	4,406	$43	$56,643	891	$(16,421)	$(19)	$44,227	$84,577	$38,301	$122,878

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$13,025	$15,825
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,374	1,047
Depreciation and amortization	3,111	3,013
Deferred income taxes	1,493	1,579
Tax receivable agreement adjustment	—	40
Non-cash interest on notes receivable from partners	(1)	(3)
Interest on notes payable	(19)	(13)
Non-cash lease expense	3,322	2,955
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(3,609)	(1,301)
Prepaid expenses and other assets	279	76
Accounts payable and accrued expenses	(50)	45
Accrued compensation	(10,133)	(14,915)
Operating lease liabilities	(3,609)	(2,100)
Net cash provided by operating activities	5,183	6,248
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(1,337)	$(3,355)
Net cash used in investing activities	(1,337)	(3,355)
Cash Flows from Financing Activities
Earn-outs paid related to acquisitions	$(75)	$(75)
Repayments of notes payable	(2,700)	(2,700)
Principal payments on financing leases	(91)	(86)
Distributions to partners	(6,395)	(7,759)
Dividends paid on Class A common stock	(5,519)	(5,212)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(1,351)	(5,705)
Payments from partners on notes receivable	94	95
Net cash used in financing activities	(16,037)	(21,442)
Effect of exchange rate changes on cash and cash equivalents	(7)	(16)
Net Decrease in Cash and Cash Equivalents	(12,198)	(18,565)
Cash and cash equivalents, beginning of period	70,301	77,432
Cash and cash equivalents, end of period	$58,103	$58,867

Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,233	$1,585
Interest	60	273
Supplemental Disclosures of Non-cash Financing and Investing Activities
Recognition of deferred tax assets as a result of share conversions	$172	$141
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Neosho	25	25
Accrued dividends	22	13
Purchase of shares of Class A common stock excise tax accrual	13	57

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,503,410 Class A units or approximately 68.3% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of September 30, 2024, this liability is estimated to be $9,115 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2023 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 and 2023 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Condensed Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

During the three and nine months ended September 30, 2024 and 2023, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of September 30, 2024, Silvercrest holds approximately 68.3% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of September 30, 2024 and December 31, 2023. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and nine months ended September 30, 2024 or 2023.

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

The Company has one reporting unit as of September 30, 2024 and December 31, 2023. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2024 and 2023.

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

Treasury Stock

On July 29, 2021, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $15,000,000 of the Company’s outstanding Class A common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) one or more 10b5-1 share trading plans, to be established with one or more banks or brokers (the “Trading Plans”), (b) pursuant to accelerated share repurchase programs with one or more investment banks or other financial intermediaries (the “ASR Programs”), or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Common Stock.

As of December 31, 2023, the Company had purchased 808,455 shares of Class A common stock pursuant to the 2021 Repurchase Program for an aggregate price of approximately $15,057.

On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) through one or more Trading plans, (b) pursuant to ASR Programs or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Exchange Act, including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the

Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock.

As of September 30, 2024, the Company had purchased 82,677 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $1,364.

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

The Company has a liability of $0 and $88 related to earnout payments to be made in conjunction with the Neosho Acquisition which is included in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, respectively, for contingent consideration. The Company made contingent purchase price payments to Neosho of $100 each during the second quarters of 2024 and 2023.

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $219 as of September 30, 2024 and December 31, 2023, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At September 30, 2024 and December 31, 2023, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At September 30, 2024 and December 31, 2023, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the year ended December 31, 2023, and the three and nine months ended September 30, 2024:

Balance at January 1, 2023	$166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	22
Balance at December 31, 2023	$88
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at March 31, 2024	88
Additions to estimated contingent consideration
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	12
Balance at June 30, 2024	$—
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at September 30, 2024	$—

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

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At September 30, 2024 and December 31, 2023, financial instruments that are not held at fair value are categorized in the table below:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$58,103	$58,103	$70,301	$70,301	Level 1	(1)
Investments	$219	$219	$219	$219	N/A	(2)

Financial liabilities:
Borrowings under credit facility	$—	$—	$2,700	$2,700	Level 2	(3)

(1)
Includes $1,548 and $1,487 of cash equivalents at September 30, 2024 and December 31, 2023, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Management and advisory fees receivable	$4,713	$3,300
Unbilled receivables	8,365	6,483
Other receivables	203	191
Receivables	13,281	9,974
Allowance for doubtful receivables	(448)	(448)
Receivables, net	$12,833	$9,526

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Leasehold improvements	$9,439	$9,439
Furniture and equipment	12,498	11,397
Artwork	619	619
Total cost	22,556	21,455
Accumulated depreciation and amortization	(15,098)	(14,033)
Furniture, equipment and leasehold improvements, net	$7,458	$7,422

Depreciation expense for the three months ended September 30, 2024 and 2023 was $434 and $373, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1,301 and $1,104, respectively.

During the three and nine months ended September 30, 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236. During the three and nine months ended September 30, 2023, the Company did not write off any leased assets.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets as of September 30, 2024 and December 31, 2023:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, September 30, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(1,717)	—	(1,717)
Balance, September 30, 2024	(26,844)	(2,461)	(29,305)
Net book value	$17,216	$—	$17,216
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, September 30, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(1,821)	—	(1,821)
Balance, September 30, 2023	(24,532)	(2,461)	(26,993)
Net Book Value	$19,528	$—	$19,528

Amortization expense related to intangible assets was $572 and $595 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense related to intangible assets was $1,717 and $1,821 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2024	$572
2025	2,193
2026	1,832
2027	1,828
2028	1,824
Thereafter	8,967
Total	$17,216

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. The Company was in compliance with the covenants under the credit facility as of September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company did not have any outstanding borrowings under the revolving credit facility. As of September 30, 2024 and December 31, 2023, the Company had $0 and $2,700, respectively, outstanding under the term loan. Accrued but unpaid interest was $0 and $19 as of September 30, 2024 and December 31, 2023, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended September 30, 2024 and 2023 was $12 and $84, respectively. Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the nine months ended September 30, 2024 and 2023 was $84 and $302, respectively.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended September 30, 2024 and 2023 amounted to $1,709 and $1,636, respectively. The Company received sublease income from sub-tenants during the three months ended September 30, 2024 and 2023 of $30 and $39, respectively. Therefore, for the three months ended September 30, 2024 and 2023, net rent expense amounted to $1,679 and $1,598, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Rent expense charged to operations for the nine months ended September 30, 2024 and 2023 amounted to $5,102 and $4,880, respectively. The Company received sublease income from sub-tenants during the nine months ended September 30, 2024 and 2023 of $96 and $116, respectively. Therefore, for the nine months ended September 30, 2024 and 2023, net rent expense amounted to $5,006 and $4,764, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of September 30, 2024 and December 31, 2023. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Lease Cost	$1,532	$1,515	$4,590	$4,548
Financing Lease Cost:
Amortization of ROU assets	$29	$28	94	87
Interest on lease liabilities	3	2	10	7
Total	$32	$30	104	94

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2024	$1,649	$(30)	$1,619
2025	6,571	(40)	6,531
2026	6,562	—	6,562
2027	6,523	—	6,523
2028	4,913	—	4,913
Thereafter	1,692	—	1,692
Total	$27,910	$(70)	$27,840
Weighted-average remaining lease term – operating leases (months)			53.7
Weighted-average discount rate			4.6%

The Company has finance leases for the following office equipment: (i) a five-year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (ii) a three-year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which began on July 1, 2021 and continued through June 30, 2024, (iii) a four-year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (iv) a three-year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (v) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through August 31, 2025, (vi) a five-year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027, (vii) a two-year lease for office equipment totaling $9, with minimum monthly payments of $0.4, which began on October 1, 2023 and continues through September 30, 2025, (viii) a three-year lease for office equipment totaling $28, with minimum monthly payments of $1, which began on October 1, 2023 and continues through September 30, 2026 and (ix) a three-year lease for office equipment totaling $87, with minimum monthly payments of $2, which began on October 1, 2023 and continues through September 30, 2026. The aggregate principal balance of finance leases was $245 and $336 as of September 30, 2024 and December 31, 2023, respectively.

The assets relating to finance leases that are included in equipment as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Finance lease assets included in furniture and equipment	$509	$509
Less: Accumulated depreciation and amortization	(272)	(179)
	$237	$330

Depreciation expense relating to finance lease assets was $29 and $27 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense relating to finance lease assets was $94 and $87 for the nine months ended September 30, 2024 and 2023, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2024	$29
2025	113
2026	72
2027	31
2028	—
Thereafter	—
Total	$245
Weighted-average remaining lease term – finance leases (months)	28.4
Weighted-average discount rate	4.7%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,479 and $1,419, for the three months ended September 30, 2024 and 2023, respectively. Partnership distributions totaled $6,395 and $7,759, for the nine months ended September 30, 2024 and 2023, respectively.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the nine months ended September 30, 2024 and 2023 amounted to $30,008 and $32,262, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2024 and 2023. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended September 30, 2024 and 2023, SLP accrued partner incentive allocations of $7,222 and $6,983, respectively. During the nine months ended September 30, 2024 and 2023, SLP accrued partner incentive allocations of $21,713 and $20,476, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at September 30, 2024
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,503,410	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,406,295	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the nine months ended September 30, 2024 and 2023, Silvercrest granted 15,017 and 11,822 restricted stock units, respectively. As of September 30, 2024, there are 37,109 unvested restricted stock units which will vest and settle in the form of Class A shares of Silvercrest.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,406,295 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 228,117 restricted stock units which will vest and settle in the form of Class B units of SLP. The 228,117 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three and nine months ended September 30, 2024, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2024		9,478,997
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	March 2024	3,025
Issuance of Class A common stock upon vesting of restricted stock units	May 2024	11,635
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	May 2024	25,002
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	June 2024	28,737
Issuance of Class A common stock upon vesting of restricted stock units	August 2024	1,827
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	August 2024	(22,077)
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	August 2024	15,459
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	September 2024	(60,600)
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	September 2024	21,405

Class A common shares outstanding – September 30, 2024		9,503,410

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2024		4,431,105
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	March 2024	(3,025)
Issuance of Class B common stock upon vesting of restricted stock units	April 2024	25,298
Issuance of Class B common stock upon exercise of non-qualified options	April 2024	456
Issuance of Class B common stock upon vesting of restricted stock units	May 2024	41,484
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	May 2024	(25,002)
Issuance of Class B common stock in connection with the Neosho Acquisition	June 2024	1,580
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	June 2024	(28,737)
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	August 2024	(15,459)
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	September 2024	(21,405)

Class B common shares outstanding – September 30, 2024		4,406,295

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

In August 2024, the Company redeemed 15,459 shares of Class B common stock from certain existing partners, in connection with the exchange of 15,459 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In September 2024, the Company redeemed 21,405 shares of Class B common stock from certain existing partners, in connection with the exchange of 21,405 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

On July 29, 2021, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $15,000 of the Company’s outstanding Class A common stock (the “2021 Repurchase Program”). Repurchases under the 2021 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) one or more 10b5-1 share trading plans, to be established with one or more banks or brokers (the “Trading Plans”), (b) pursuant to accelerated share repurchase programs with one or more investment banks or other financial intermediaries (the “ASR Programs”), or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Common Stock.

As of December 31, 2023, the Company had purchased 808,455 shares of Class A common stock for an aggregate price of approximately $15,057.

On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) through one or more Trading plans, (b) pursuant to ASR Programs or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Exchange Act, including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock.

As of September 30, 2024, the Company had purchased 82,677 shares of Class A common stock for an aggregate price of approximately $1,364.

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

Notes receivable from partners are as follows for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance	$344	$437
Repayment of notes	(94)	(95)
Interest accrued and capitalized on notes receivable	1	2
Ending balance	$251	$344

Full recourse notes receivable from partners as of September 30, 2024 and December 31, 2023 are $251 and $344, respectively. There were no limited recourse notes receivable from partners as of September 30, 2024 or December 31, 2023. There is no allowance for credit losses on notes receivable from partners as of September 30, 2024 or December 31, 2023.

13. RELATED PARTY TRANSACTIONS

During the first nine months of 2024 and 2023, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended September 30, 2024 and 2023, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,022 and $1,017, respectively. For the nine months ended September 30, 2024 and 2023, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $3,034 and $3,092, respectively. As of September 30, 2024 and December 31, 2023, the Company was owed $860 and $558, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended September 30, 2024 and 2023, the Company earned management and advisory fees of $457 and $430, respectively, from assets managed on behalf of certain of its employees. For the nine months ended September 30, 2024 and 2023, the Company earned management and advisory fees of $1,374 and $1,243, respectively, from assets managed on behalf of certain of its employees. As of September 30, 2024 and December 31, 2023, the Company is owed approximately $91 and $387, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

14. INCOME TAXES

As of September 30, 2024, the Company had net deferred tax assets of $3,456, which is recorded as a deferred tax asset of $3,749 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $293 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $1 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at September 30, 2024, $96 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $268 at September 30, 2024. As of December 31, 2023, the amount of the valuation allowance was $141.

The current tax expense was $356 and $935 for the three months ended September 30, 2024 and 2023, respectively. Of the amount for the three months ended September 30, 2024, $175 relates to Silvercrest’s corporate tax expense, $181 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended September 30, 2024 and 2023 was $740 and $457, respectively. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2024 and 2023 is $1,096 and $1,392, respectively. There was no material discrete tax expense for both the three months ended September 30, 2024 and 2023.

The current tax expense was $2,092 and $2,522 for the nine months ended September 30, 2024 and 2023, respectively. Of the amount for the nine months ended September 30, 2024, $1,471 relates to Silvercrest’s corporate tax expense, $621 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the nine months ended September 30, 2024 and 2023 was $1,493 and $1,579, respectively. When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2024 and 2023 is $3,585 and $4,101, respectively. There was no material discrete tax expense for the nine months ended September 30, 2024 and 2023.

The current tax expense increased from the comparable period in 2023 mainly due to unfavorable movements in the temporary differences between financial statement and tax treatment of equity-based compensation at SLP.

Of the total current tax expense for the three months ended September 30, 2024 and 2023, $59 and $90, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended September 30, 2024 and 2023, $4 and $1, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended September 30, 2024 and 2023 related to non-controlling interests is $63 and $91, respectively.

Of the total current tax expense for the nine months ended September 30, 2024 and 2023, $203 and $250, respectively, relates to non-controlling interests. Of the deferred tax expense for the nine months ended September 30, 2024 and 2023, $12 and $17, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the nine months ended September 30, 2024 and 2023 related to non-controlling interests is $215 and $267, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of September 30, 2024, the Company’s U.S. federal income tax returns for the years 2021 through 2023 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at September 30, 2024 and 2023.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of September 30, 2024, 822,416 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In August 2021, the Company granted 1,827 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.96 per share to an existing Class A unit holder. These RSUs vested and settled in the form of Class A shares of SLP. The RSUs vested and settled in August 2024.

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

A summary of the RSU grants by the Company as of September 30, 2024 and 2023 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	276,552	$10.18 – 21.42
Granted	68,919	14.65
Vested	(80,245)	10.18 – 18.18
Total granted at September 30, 2024	265,226	$13.91 – 21.42

Total granted at January 1, 2023	244,901	$10.18 – 21.42
Granted	101,192	18.18
Vested	(58,324)	10.18 – 14.54
Total granted at September 30, 2023	287,769	$10.18 – 21.42

A summary of the NQO grants by the Company as of September 30, 2024 and 2023 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	147,506	$10.18 – 14.54
Granted	279,529	14.65
Exercised	(456)	14.54
Forfeited	(60,286)	14.54
Total granted at September 30, 2024	366,293	$10.18 – 14.65

Total granted at January 1, 2023	252,904	$10.18 – 14.54
Exercised	(22,070)	13.97
Forfeited	(83,328)	13.97
Total granted at September 30, 2023	147,506	$10.18 – 14.54

For the three months ended September 30, 2024 and 2023, the Company recorded compensation expense related to such RSUs and NQOs of $535 and $354, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. For the nine months ended September 30, 2024 and 2023, the Company recorded compensation expense related to such RSUs and NQOs of $1,374 and $1,047, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of September 30, 2024 and December 31, 2023, there was $3,914 and $3,288, respectively, of unrecognized compensation expense related to unvested awards. As of September 30, 2024 and December 31, 2023, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.67 and 1.55 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended September 30, 2024 and 2023, Silvercrest made matching contributions of $22 and $24, respectively, for the benefit of employees. For the nine months ended September 30, 2024 and 2023, Silvercrest made matching contributions of $64 and $72, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended September 30, 2024 and 2023, the Company utilized “soft dollar” credits of $94 and $228, respectively. For the nine months ended September 30, 2024 and 2023, the Company utilized “soft dollar” credits of $519 and $683, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended September 30, 2024, our assets under management increased by 5.1% from $33.4 billion to $35.1 billion. During the nine months ended September 30, 2024, our assets under management increased by 5.4% from $33.3 billion to $35.1 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of September 30, 2024, Silvercrest L.P. has issued Restricted Stock Units exercisable for 228,117 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 31.7% partnership interest in Silvercrest L.P. as of September 30, 2024 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands except as indicated)	2024	2023	2024	2023
Revenue	$30,424	$29,704	$91,689	$88,868
Income before other income (expense), net	$4,457	$6,519	$15,670	$19,788
Net income	$3,730	$5,380	$13,025	$15,825
Net income margin	12.3%	18.1%	14.2%	17.8%
Net income attributable to Silvercrest	$2,252	$3,216	$7,917	$9,505
Adjusted EBITDA (1)	$6,346	$8,000	$21,031	$24,297
Adjusted EBITDA margin (2)	20.9%	26.9%	22.9%	27.3%
Assets under management at period end (billions)	$35.1	$31.2	$35.1	$31.2
Average assets under management (billions) (3)	$34.2	$31.6	$34.3	$30.1

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

Discretionary Managed Accounts

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in billions)	2024	2023	2024	2023
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$22.2	$20.1	$22.2	$20.1
Average AUM For Discretionary Managed Accounts	$21.7	$20.6	$21.9	$20.3
Discretionary Managed Accounts Revenue (in millions)	$28.4	$27.4	$85.4	$82.3
Percentage of management and advisory fees revenue	97%	96%	97%	96%

Private Funds

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in billions)	2024	2023	2024	2023
AUM concentrated in Private Funds	$0.4	$0.4	$0.4	$0.4
Average AUM For Private Funds	$0.4	$0.5	$0.4	$0.4
Private Funds Revenue (in millions)	$1.0	$1.0	$3.0	$3.1
Percentage of management and advisory fees revenue	3%	4%	3%	4%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.36% and 0.38% for the three months ended September 30, 2024 and 2023, respectively. Our average annual management fee was 0.36% and 0.39% for the nine months ended September 30, 2024 and 2023, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and nine months ended September 30, 2024 and 2023. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cash compensation and benefits (1)	$18,062	$16,338	$53,386	$48,898
Non-cash equity-based compensation expense	536	353	1,374	1,047
Total compensation expense	$18,598	$16,691	$54,760	$49,945
(1)
For the three months ended September 30, 2024 and 2023, $7,222 and $6,983, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2024 and 2023, $21,713 and $20,476, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three and nine months ended September 30, 2024 and 2023 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$29,380	$28,425	$955	3.4%
Family office services	1,044	1,279	(235)	(18.4)%
Total revenue	$30,424	$29,704	$720	2.4%

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$88,445	$85,445	$3,000	3.5%
Family office services	3,244	3,423	(179)	(5.2)%
Total revenue	$91,689	$88,868	$2,821	3.2%

The growth in our assets under management during the three and nine months ended September 30, 2024 and 2023 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of June 30, 2023	$21.5	$10.4	$31.9
Gross client inflows	0.4	0.2	0.6
Gross client outflows	(0.6)	(0.2)	(0.8)
Net client flows	(0.2)	—	(0.2)
Market (depreciation)/appreciation	(0.8)	0.3	(0.5)
As of September 30, 2023	$20.5	$10.7	$31.2	(1)

As of June 30, 2024	$21.6	$11.8	$33.4
Gross client inflows	0.8	0.3	1.1
Gross client outflows	(1.1)	(0.2)	(1.3)
Net client flows	(0.3)	0.1	(0.2)
Market appreciation	1.3	0.6	1.9
As of September 30, 2024	$22.6	$12.5	$35.1	(1)

As of January 1, 2023	$20.9	$8.0	$28.9
Gross client inflows	2.3	2.2	4.5
Gross client outflows	(3.0)	(0.5)	(3.5)
Net client flows	(0.7)	1.7	1.0
Market appreciation	0.3	1.0	1.3
As of September 30, 2023	$20.5	$10.7	$31.2	(1)

As of January 1, 2024	$21.9	$11.4	$33.3
Gross client inflows	2.1	0.8	2.9
Gross client outflows	(3.7)	(0.7)	(4.4)
Net client flows	(1.6)	0.1	(1.5)
Market appreciation	2.3	1.0	3.3
As of September 30, 2024	$22.6	$12.5	$35.1	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of September 30, 2024	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	31.1	9.6	12.5	12.0	9.9
Russell 1000 Value Index		27.8	9.0	10.7	9.5	8.1
Small Cap Value Composite	4/1/02	26.7	7.3	10.6	7.8	10.5
Russell 2000 Value Index		25.9	3.8	9.3	6.6	8.0
Smid Cap Value Composite	10/1/05	27.9	5.1	9.1	7.5	9.6
Russell 2500 Value Index		26.6	6.1	10.0	7.8	7.9
Multi Cap Value Composite	7/1/02	27.6	5.7	10.2	9.2	9.7
Russell 3000 Value Index		27.6	8.7	10.6	9.3	8.6
Equity Income Composite	12/1/03	24.8	7.4	8.5	8.8	11.0
Russell 3000 Value Index		27.6	8.7	10.6	9.3	8.7
Focused Value Composite	9/1/04	23.6	1.9	6.4	6.1	9.4
Russell 3000 Value Index		27.6	8.7	10.6	9.3	8.5
Small Cap Opportunity Composite	7/1/04	25.9	4.7	12.0	10.8	11.1
Russell 2000 Index		26.8	1.8	9.4	7.4	8.2
Small Cap Growth Composite	7/1/04	18.9	-5.2	12.0	10.9	10.4
Russell 2000 Growth Index		27.7	-0.4	8.8	7.6	8.5
Smid Cap Growth Composite	1/1/06	24.3	-5.8	13.0	12.9	10.7
Russell 2500 Growth Index		25.2	-0.7	9.7	9.4	9.5
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

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Our total revenue increased by $0.7 million, or 2.4%, to $30.4 million for the three months ended September 30, 2024, from $29.7 million for the three months ended September 30, 2023. This increase was driven by market appreciation partially offset by net client outflows.

Total assets under management increased by $3.9 billion, or 12.5%, to $35.1 billion at September 30, 2024 from $31.2 billion at September 30, 2023. From September 30, 2023, there was market appreciation of $5.7 billion, client inflows of $3.9 billion, and client outflows of $5.7 billion. During the three months ended September 30, 2024, from June 30, 2024, there was an increase of $1.0 billion in discretionary assets under management and an increase of $0.7 billion in non-discretionary assets under management. The increase in assets under management as of September 30, 2024 as compared to June 30, 2024 was primarily due to market appreciation, partially offset by net client outflows during the quarter ended September 30, 2024. Sub-advised fund management revenue remained flat at $0.3 million for the three months ended September 30, 2024 and September 30, 2023. Proprietary fund management revenue remained flat at $0.7 million for the three months ended September 30, 2024 and September 30, 2023. With respect to our discretionary assets under management, equity assets increased by 5.7% during the three months ended September 30, 2024 and fixed income assets increased by 2.5% during the same period. For the three months ended September 30, 2024, most of the increase in equity assets came from our emerging markets ADR, REIT and focused opportunity strategies with composite returns of 12.8%, 12.4% and 10.7%, respectively. As of September 30, 2024, the composition of our assets under management was 64% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 36% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Total AUM as of June 30,	$33.4	$31.9
Discretionary AUM:
Total Discretionary AUM as of June 30,	21.6	21.5
New client accounts/assets (1)	—	0.1
Closed accounts (2)	—	—
Net cash inflow/(outflow) (3)	(0.3)	(0.3)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation/(depreciation)	1.3	(0.8)
Change to Discretionary AUM	1.0	(1.0)
Total Discretionary AUM at September 30,	22.6	20.5
Change to Non-Discretionary AUM (5)	0.7	0.3
Total AUM as of September 30,	$35.1	$31.2
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Our total revenue increased by $2.8 million, or 3.2%, to $91.7 million for the nine months ended September 30, 2024, from $88.9 million for the nine months ended September 30, 2023. This increase was driven by market appreciation partially offset by net client outflows.

Total assets under management increased by $3.9 billion, or 12.5%, to $35.1 billion at September 30, 2024 from $31.2 billion at September 30, 2023. From September 30, 2023, there was market appreciation of $5.7 billion, client inflows of $3.9 billion, and client outflows of $5.7 billion. During the nine months ended September 30, 2024, from December 31, 2023, there was an increase of $0.7 billion in discretionary assets under management and an increase of $1.1 billion in non-discretionary assets under management. The increase in assets under management as of September 30, 2024 as compared to December 31, 2023 was primarily due to market appreciation during the period and net client inflows during the period. Sub-advised fund management revenue remained flat at $0.9 million for the nine months ended September 30, 2024 and 2023. Proprietary fund management revenue remained flat at $2.2 million for the nine months ended September 30, 2024 and 2023. With respect to our discretionary assets under management, equity assets experienced a decrease of 3.5% during the nine months ended September 30, 2024 and fixed income assets increased by 8.6% during the same period. For the nine months ended September 30, 2024, most of the increase in equity assets came from our energy infrastructure, large focused opportunity and large cap growth strategies with composite returns of 28.2%, 18.5% and 18.2%, respectively. As of September 30, 2024, the composition of our assets under management was 64% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 36% in non-discretionary assets, which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Total AUM as of January 1,	$33.3	$28.9
Discretionary AUM:
Total Discretionary AUM as of January 1,	21.9	20.9
New client accounts/assets (1)	0.2	0.2
Closed accounts (2)	(0.5)	(0.1)
Net cash inflow/(outflow) (3)	(1.3)	(0.8)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation	2.3	0.3
Change to Discretionary AUM	0.7	(0.4)
Total Discretionary AUM at September 30,	22.6	20.5
Change to Non-Discretionary AUM (5)	1.1	2.7
Total AUM as of September 30,	$35.1	$31.2
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and nine months ended September 30, 2024 and 2023 are set forth below:

	For the Three Months Ended September 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$18,598	$16,691	$1,907	11.4%
General, administrative and other	7,369	6,494	875	13.5%
Total expenses	$25,967	$23,185	$2,782	12.0%

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$54,760	$49,945	$4,815	9.6%
General, administrative and other	$21,259	19,135	2,124	11.1%
Total expenses	$76,019	$69,080	$6,939	10.0%
(1)
For the three months ended September 30, 2024 and 2023, $7,222 and $6,983, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2024 and 2023, $21,713 and $20,476, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and nine months ended September 30, 2024 and 2023. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Total expenses increased by $2.8 million, or 12.0%, to $26.0 million for the three months ended September 30, 2024 from $23.2 million for the three months ended September 30, 2023. This increase was attributable to an increase in compensation and benefits expense of $1.9 million and an increase in general, administrative and other expenses of $0.9 million.

Compensation and benefits expense increased by $1.9 million, or 11.4% to $18.6 million for the three months ended September 30, 2024 from $16.7 million for the three months ended September 30, 2023. The increase was primarily attributable to increases in the accrual for bonuses of $0.7 million, severance expense of $0.2 million, equity-based compensation of $0.2 million and salaries and benefits of $0.8 million primarily as a result of merit-based increases.

General and administrative expenses increased by $0.9 million, or 13.4%, to $7.4 million for the three months ended September 30, 2024 from $6.5 million for the three months ended September 30, 2023. This was primarily attributable to increases in occupancy and related costs of $0.1 million, professional fees of $0.2 million, portfolio and systems expense of $0.3 million and trade errors of $0.3 million.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Total expenses increased by $6.9 million, or 10.0%, to $76.0 million for the nine months ended September 30, 2024 from $69.1 million for the nine months ended September 30, 2023. This increase was attributable to an increase in compensation and benefits expense of $4.8 million and an increase in general, administrative and other expenses of $2.1 million.

Compensation and benefits expense increased by $4.8 million, or 9.6% to $54.8 million for the nine months ended September 30, 2024 from $50.0 million for the nine months ended September 30, 2023. The increase was primarily attributable to increases in the accrual for bonuses of $3.0 million, severance expense of $0.2 million, equity-based compensation of $0.3 million and salaries and benefits of $1.3 million primarily as a result of merit-based increases.

General and administrative expenses increased by $2.1 million, or 11.1%, to $21.3 million for the nine months ended September 30, 2024 from $19.1 million for the nine months ended September 30, 2023. This was primarily attributable to increases in travel and entertainment expenses of $0.2 million, occupancy and related costs of $0.2 million, professional fees of $0.6 million, portfolio and systems expenses of $0.4 million, recruiting expenses of $0.3 million, trade errors of $0.3 million and depreciation and amortization expense of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended September 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$10	$(37)	$47	(127.0)%
Interest income	374	376	(2)	(0.5)%
Interest expense	(15)	(86)	71	(82.6)%
Total other income (expense), net	$369	$253	$116	45.8%

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$25	$31	$(6)	(19.4)%
Interest income	1,010	421	589	139.9%
Interest expense	(95)	(314)	219	(69.7)%
Total other income (expense), net	$940	$138	$802	NM

NM = Not Meaningful

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Total other income (expense) net increased by $0.1 million to other income of $0.4 million for the three months ended September 30, 2024 from other income of $0.3 million for the three months ended September 30, 2023. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense decreased because of the maturity and satisfaction of our term loan under our credit facility during the three months ended September 30, 2024 as compared with the same period in the prior year.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Total other income (expense) net increased by $0.8 million to other income of $0.9 million for the nine months ended September 30, 2024 from other income of $0.1 million for the nine months ended September 30, 2023. Interest income increased due to higher rates earned on cash in interest-bearing accounts. Interest expense decreased because of lower outstanding balances on borrowings under our credit facility during the nine months ended September 30, 2024 as compared with the same period in the prior year.

Provision for Income Taxes

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

The provision for income taxes was $1.1 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended September 30, 2024 and 2023 was 22.7% and 20.6%, respectively.

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

The provision for income taxes was $3.6 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the nine months ended September 30, 2024 and 2023 was 21.6% and 20.6%, respectively.

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
•
We define Adjusted EBITDA as EBITDA without giving effect to the Delaware franchise tax, professional fees associated with acquisitions or financing transactions, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. We believe that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted EBITDA, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings of the Company, taking into account earnings attributable to both Class A and Class B stockholders.
•
Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by total revenue. We believe that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted EBITDA Margin, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring profitability of the Company, taking into account profitability attributable to both Class A and Class B stockholders.
•
Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our principals, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses, but including partner incentive allocations, prior to our initial public offering, as an expense. Furthermore, Adjusted Net Income includes income tax expense assuming a blended corporate rate of 26%. We believe that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Net Income, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring income of the Company, taking into account income attributable to both Class A and Class B stockholders.
•
Adjusted Earnings Per Share represents Adjusted Net Income divided by the actual Class A and Class B shares outstanding as of the end of the reporting period for basic Adjusted Earnings Per Share, and to the extent dilutive, we add unvested restricted stock units and non-qualified stock options to the total shares outstanding to compute diluted Adjusted Earnings Per Share. As a result of our structure, which includes a non-controlling interest, we believe that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Earnings Per Share, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring earnings per share of the Company as a whole as opposed to being limited to our Class A common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of non-GAAP financial measure:
Net income	$3,730	$5,380	$13,025	$15,825
GAAP Provision for income taxes	1,096	1,392	3,585	4,101
Delaware Franchise Tax	50	50	150	150
Interest expense	15	86	95	314
Interest income	(374)	(376)	(1,010)	(421)
Depreciation and amortization	1,034	996	3,111	3,012
Equity-based compensation	535	353	1,374	1,047
Other adjustments (A)	260	119	701	269
Adjusted EBITDA	$6,346	$8,000	$21,031	$24,297
Adjusted EBITDA Margin	20.9%	26.9%	22.9%	27.3%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,730	$5,380	$13,025	$15,825
GAAP Provision for income taxes	1,096	1,392	3,585	4,101
Delaware Franchise Tax	50	50	150	150
Other adjustments (A)	260	119	701	269
Adjusted earnings before provision for income taxes	5,136	6,941	17,461	20,345
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,335)	(1,805)	(4,540)	(5,290)

Adjusted net income	$3,801	$5,136	$12,921	$15,055

GAAP net income per share (B):
Basic	$0.24	$0.34	$0.83	$1.01
Diluted	$0.24	$0.34	$0.83	$1.00

Adjusted earnings per share/unit (B):
Basic	$0.27	$0.37	$0.93	$1.08
Diluted	$0.26	$0.36	$0.89	$1.05

Shares/units outstanding:
Basic Class A shares outstanding	9,503	9,342	9,503	9,342
Basic Class B shares/units outstanding	4,406	4,545	4,406	4,545
Total basic shares/units outstanding	13,909	13,887	13,909	13,887

Diluted Class A shares outstanding (C)	9,541	9,366	9,541	9,366
Diluted Class B shares/units outstanding (D)	5,001	4,956	5,001	4,956
Total diluted shares/units outstanding	14,542	14,322	14,542	14,322

(A)
Other adjustments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquisition costs (a)	$—	$—	$—	$5
Severance	193	—	253	19
Other (b)	67	119	448	245
Total other adjustments	$260	$119	$701	$269
(a)
For the nine months ended September 30, 2023, represents professional fees of $5 related to the acquisition of Cortina.
(b)
For the three months ended September 30, 2024, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, data conversion costs of $14 and software implementation costs of $5. For the nine months ended September 30, 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives, sign on bonuses paid to certain employees of $188, professional fees of $26 related to a transfer pricing project, legal fees of $46, data conversion costs of $14 and software implementation costs of $18. For the three months ended September 30, 2023, represents an adjustment to the tax receivable agreement of $40, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, $23 related to moving costs and software implementation costs of $8. For the nine months ended September 30, 2023, represents an adjustment to the tax receivable agreement of $40, an ASC 842 rent adjustment of $144 related to the amortization of property lease incentives, $35 related to moving costs, software implementation costs of $28 and a fair value adjustment to the Cortina contingent purchase price consideration of ($2).
(B)
GAAP net income per share is strictly attributable to Class A stockholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B stockholders.
(C)
Includes 37,109 and 23,732 unvested restricted stock units at September 30, 2024 and 2023, respectively.
(D)
Includes 228,117 and 264,037 unvested restricted stock units at September 30, 2024 and 2023, respectively, and 366,293 and 147,506 unvested non-qualified options at September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, SOFR. The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. We were in compliance with the covenants under the credit facility as of September 30, 2024.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2024 and December 31, 2023.

	As of
(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$58,103	$70,301
Accounts receivable	$12,833	$9,526
Due from Silvercrest Funds	$860	$558

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

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2024 and 2023. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$5,183	$6,248
Net cash used in investing activities	(1,337)	(3,355)
Net cash used in financing activities	(16,037)	(21,442)
Effect of exchange rate changes on cash and cash equivalents	(7)	(16)
Net change in cash	$(12,198)	$(18,565)

Operating Activities

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, operating activities provided $5.2 million and $6.2 million, respectively. This difference is primarily the result of a decrease in net income of $2.8 million, decreased deferred tax expense of $0.1 million, decreased operating lease liabilities of $1.5 million, a decrease in accounts payable and accrued expenses of $0.1 million and an increase in receivables and due from Silvercrest funds of $2.3 million, partially offset by an increase in accrued compensation of $4.8 million, increased non-cash lease expense of $0.4 million, an increase in prepaid and other expenses of $0.2 million, an increase in equity-based compensation of $0.3 million and an increase in depreciation and amortization of $0.1 million.

Investing Activities

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, investing activities used $1.3 million and $3.4 million, respectively. The primary use of cash during the nine months ended September 30, 2024 and 2023 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, financing activities used $16.0 million and $21.4 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company repaid $2.7 million and $2.7 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the nine months ended September 30, 2024 and 2023 were $6.4 million and $7.8 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid dividends of $5.5 million and $5.2 million, respectively, to Class A shareholders. During the nine months ended September 30, 2024 and 2023, we received payments from partners on notes receivable of $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, we made earnout payments of $0.1 and $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, we purchased approximately 83,000 and 300,000 shares of Class A common stock of Silvercrest Asset Management Group Inc. at a cost of $1.4 million and $5.8 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of September 30, 2024 and December 31, 2023, $0 and $2.7 million, respectively, was outstanding under the term loan with City National Bank. As of September 30, 2024 and December 31, 2023, accrued but unpaid interest on the term loan with City National Bank was $0 and $33 thousand, respectively.

As of September 30, 2024 and December 31, 2023, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 7, 2024.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
September 30, 2024 AUM	$24.0	$5.8	$5.3	$35.1
December 31, 2023 AUM	$23.8	$4.8	$4.7	$33.3

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

The average value of our assets under management for the three and nine months ended September 30, 2024 was approximately $34.3 and $34.2 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.4 and $3.4 billion, for the three and nine months ended September 30, 2024, respectively, which would cause an annualized increase or decrease in revenues of approximately $12.2 and $12.2 million for the three and nine months ended September 30, 2024, respectively, at a weighted average fee rate for the three and nine months ended September 30, 2024 of 0.36% and 0.36%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended September 30, 2024 and 2023 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2024.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2024, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

PART II - Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes made during the third quarter of 2024 to any risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Not applicable

(b) Use of Proceeds

Not applicable

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
July 1 - July 31, 2024	—	$—	—	$—
August 1 - August 31, 2024	22,077	$15.96	22,077	$11,647,420
September 1 - September 30, 2024	60,600	$16.35	60,600	$10,649,272
Total	82,677	$16.26	82,677

(1)
On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) through one or more Trading plans, (b) pursuant to ASR Programs or (c) through repurchases to be made outside of the Trading Plans or ASR Programs but in compliance with all applicable requirements under the Exchange Act, including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program has no scheduled expiration date, may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock.

As of September 30, 2024, the Company had purchased 82,677 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $1,364.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	October 31, 2024		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	October 31, 2024		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)