Form 10-K
period 2024-12-31
Silvercrest Asset Management Group Inc.
filed 2025-03-06
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $147.9 million based on the closing price of $15.59 for one share of common stock, as reported on The Nasdaq Global Market on June 28, 2024.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 3, 2025 were 9,549,937 and 4,084,116, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

Cautionary Notice Regarding Forward-Looking Statements

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
•
We seek to attract, motivate and retain talented and ambitious professionals who share a passion for the investment business and an antipathy for corporate bureaucracy and office politics.
•
We seek to conduct ourselves in all our dealings as highly ethical, responsible and competent professionals who always place our clients’ financial interests ahead of our own.
•
We seek to encourage and nurture an entrepreneurial, collegial and action-oriented business culture in which “fun” is inevitable and decisions are generally consensual.

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2024, our assets under management were $36.5 billion.

We were founded 22 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and serve a base of individuals and families with $10 million or more of investable assets, and we believe we are well-positioned to offer comprehensive investment and family office service solutions to families with over $25 million of investable assets. As of December 31, 2024, we had 832 client relationships with an average size of $43 million that represented approximately 99% of our assets under management. Our top 50 relationships averaged $472 million in size, representing approximately 65% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 26%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 31%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

ASSETS UNDER MANAGEMENT GROWTH

4/1/02-12/31/24

SILVERCREST CAGR: 26%
S&P 500 CAGR: 8%
ASSETS UNDER MANAGEMENT
($ BILLIONS)
0.0
1.0
2.0
3.0
4.0
5.0
6.0
7.0
8.0
9.0
10.0
11.0
12.0
13.0
14.0
15.0
16.0
17.0
18.0
19.0
20.0
21.0
22.0
23.0
24.0
25.0
26.0
27.0
28.0
29.0
30.0
31.0
32.0
33.0
34.0
35.0
36.0
37.0
38.0
39.0
Jan-02
Jan-03
Jan-04
Jan-05
Jan-06
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24

Our organic growth has been complemented by selective hiring and by nine successfully completed strategic acquisitions that have expanded not only our assets under management, but also our professional ranks, geographic footprint and service capabilities. We believe additional acquisitions will allow us to extend our geographic presence nationally. As we grow, we remain committed to our value proposition – delivering exceptional investment performance alongside outstanding client service, the essence of what differentiates us from our competitors.

Our clients engage us to advise them on traditional investment strategies focused on equities, fixed income and cash as well as non-traditional investment strategies, including hedge funds, private equity funds, real estate and commodities. Our clients receive a full menu of proprietary investment capabilities together with a focused array of complementary, non-proprietary capabilities offered by unaffiliated firms selected by us. In addition to our investment capabilities, we provide our clients with family office services and related administrative services, which include financial planning, tax planning and preparation, partnership accounting and fund administration, and consolidated wealth reporting. Our fees for our investment advisory services, non-proprietary services and family office and related administrative services are structured to align our financial incentives with those of our clients to ensure they receive unconflicted advice. The vast majority of our fees are derived from discretionary assets under management and are based on the value of the assets we manage for our clients. These fees increase if our clients’ assets grow in value; on the other hand, these fees decrease if our clients’ assets decline in value. Unlike our management fees, our fees for family office services and related administrative services are generally not based on or correlated to market values. For these services, we generally charge our clients a negotiated fee based on the scope of work. These services create strong client relationships and contribute meaningfully to our record of client retention.

As of December 31, 2024, approximately 69% of our discretionary assets under management were held for individual clients and 31% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2024, approximately seven percent of our 164 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 28 years and, in some cases, even longer.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $36.5 billion as of December 31, 2024 without a commensurate increase in headcount. Importantly, we have achieved our growth while maintaining our profitability during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 42 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

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

Our past acquisitions have sharpened our ability to integrate acquired businesses. We believe that once we identify an acquisition target we will be able to complete the acquisition and integrate the acquired business expeditiously.

Institutional Growth

After sixteen years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S. equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 54% of our total assets under management are managed in our proprietary investment strategies.

Our outsourced investment capabilities include alternative investments as well as traditional investment approaches in the categories of domestic large, mid and small cap growth equity, international and global equities and high-yield bonds.

Proprietary Equity Strategies

Each of our respective equity team’s strategies rely on a team-based investment approach and a rigorous investment process. This approach has resulted in returns that exceed relevant market benchmarks. We believe this team approach has provided and will continue to provide consistency to each team’s investment process and results over the long-term. Each team’s investment analysts are generalists who employ a “bottom-up” equity selection methodology based upon their respective value, growth, international and global investment styles. Our analysts collectively monitor a universe of approximately 500 stocks that are deemed to be attractively valued relative to their business outlook and management’s history of creating shareholder value.

Once stocks have been approved for investment from this body of research, they become part of one or more model equity portfolios managed by each respective team. Each stock position is continually monitored against its investment thesis to ensure investment discipline, and, leveraging this discipline, we employ a strict policy to trim or sell securities in the following circumstances:

•
when a stock is excessively valued in our models or the best case scenario is reflected in the stock price;
•
due to a stock’s outperformance, which can adversely affect a portfolio’s diversification;
•
due to underperformance, when a stock trails relevant benchmarks as measured within each’s team’s investment style; or
•
when the investment thesis changes, due to a loss of confidence in management, a change in business prospects or the deterioration in earnings quality.

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2024:1

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

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1], [2]	ANNUALIZED PERFORMANCE
AS OF 12/31/24	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	16.3	5.1	10.8	10.6	9.7
Russell 1000 Value Index		14.4	5.6	8.7	8.4	7.9
Small Cap Value Composite	4/1/02	10.1	4.3	8.8	7.1	10.3
Russell 2000 Value Index		8.1	1.9	7.3	6.1	7.9
Smid Cap Value Composite	10/1/05	15.7	2.6	7.6	7.0	9.5
Russell 2500 Value Index		11.0	3.8	8.4	7.2	7.8
Multi Cap Value Composite	7/1/02	16.1	2.6	9.2	8.5	9.7
Russell 3000 Value Index		14.0	5.4	8.6	8.3	8.4
Equity Income Composite	12/1/03	10.4	3.1	6.7	7.4	10.8
Russell 3000 Value Index		14.0	5.4	8.6	8.3	8.5
Focused Value Composite	9/1/04	16.7	(0.2)	5.6	5.4	9.4
Russell 3000 Value Index		14.0	5.4	8.6	8.3	8.3
Small Cap Opportunity Composite	7/1/04	14.9	4.5	10.3	10.1	11.0
Russell 2000 Index		11.5	1.2	7.4	6.9	8.1
Small Cap Growth Composite	7/1/04	13.6	(2.9)	11.1	11.8	10.6
Russell 2000 Growth Index		15.2	0.2	6.9	7.2	8.5
Smid Cap Growth Composite	1/1/06	20.9	(3.2)	12.6	14.2	11.1
Russell 2500 Growth Index		13.9	0.0	8.1	8.8	9.5

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

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counter-weight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2024:

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

Employees

As of December 31, 2024, we had 160 full-time employees and four part-time employees. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees continue to remain strong.

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

Set forth below is our holding company structure and ownership as of December 31, 2024.

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

(3)
Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,373,315 Class B units as of December 31, 2024, which represents the right to receive approximately 32.7% of the distributions made by Silvercrest L.P. The principals also collectively hold 205,079 restricted stock units, each of which is exercisable for one Class B unit, which collectively represent the right to receive approximately 1.5% of the distributions made by Silvercrest L.P. The 205,079 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.
(4)
We hold 9,376,280 Class A units, which represents the right to receive approximately 67.3% of the distributions made by Silvercrest L.P. There are also 37,109 restricted stock units, each of which is exercisable for one Class A share, which collectively represent the right to receive approximately 0.3% of the distributions made by Silvercrest L.P. The 37,109 and 205,079 Class A and Class B restricted stock units, respectively, which have been issued to our principals and our holding company entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class A shares or Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class A shares and Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class A shares or Class B units. We will not issue shares of Class A or Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class A shares or Class B units are issued.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide to buy or sell our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events or conditions contemplated by the following discussion of risks should occur, our business, financial condition, liquidity, results of operations and cash flows could suffer significantly.

Risks Related to our Investment Performance and the Financial Markets

Volatile market conditions could adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, either of which could materially reduce our revenues, adversely affect our financial condition and earnings, and expose us to litigation risks.

The fees we earn under our investment management agreements with clients are based on the value of our assets under management. The prices of the securities held in the portfolios we manage and, therefore, our assets under management, may decline due to any number of factors beyond our control, including, among others, a declining stock or bond market, general economic downturn, political uncertainty, natural disasters or pandemics (including the most recent coronavirus outbreak), acts of terrorism or other catastrophic or geopolitical events. In periods of difficult market conditions, we may experience accelerated client redemptions or withdrawals if clients move assets to investments they perceive as offering greater opportunity or lower risk, which could further reduce our assets under management in addition to market depreciation. The economic outlook remains uncertain and we continue to operate in a challenging business environment. If market conditions, or actions taken by our clients in response to market conditions, cause a decline in our assets under management, it would result in lower investment management fees and other revenue. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced, and our business will be negatively affected. In addition, while we seek to deliver long-term value to our clients, volatility may lead to under-performance in the near term, which could adversely affect our results of operations.

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

We have outlined the historical returns of our existing investment strategies under the “Business” heading in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2024 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In certain periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of strategies and clients.

As of December 31, 2024, $22.8 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represented approximately 97% of our investment management fees for the twelve months ended December 31, 2024. In addition, $0.5 billion of our assets under management were invested in private partnerships as of December 31, 2024, and the revenue from these private partnerships represented approximately 3% of our investment management fees for the twelve months ended December 31, 2024. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies withdrew their investments or terminated their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2024, our international equity strategies, which invest primarily in companies domiciled outside of the United States, accounted for approximately 4.3% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

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

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $36.5 billion as of December 31, 2024. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth also will depend on our success in achieving superior investment performance from our investment strategies, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2024, $14.3 billion, representing 39% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2024 were Small Cap Value, Large Cap Value, Equity Income, Multi Cap Value and Small Cap Opportunity which represented 21%, 19%, 14%, 11% and 9% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $5.0 million over a 15-year period. Under such scenario we would be required to pay the holders of Class B limited partnership units approximately $10.1 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our (or our successor’s) obligations under the tax receivable agreement (with respect to all Class B units held by our principals, whether or not such Class B units have been exchanged or acquired before or after such transaction) would be based on certain assumptions, including that we would have sufficient taxable income to fully avail ourselves of the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement, and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement, we estimate that we would be required to pay approximately $10.1 million in the aggregate under the tax receivable agreement.

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

In addition, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and affect the manner in which we conduct business. In addition, there remains uncertainty about the ultimate impact of recent changes to the leadership within the U.S. government under the current administration, including changes to policy or priorities that could impact the current regulatory landscape.

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

Geopolitical tensions globally remain elevated and further changes to foreign direct investment laws remain possible. The U.S. government is advancing plans to create an outbound investment screening regime to prevent U.S. capital from contributing to the development of force-multiplying technologies in certain jurisdictions, such as China. Any governmental action, including such actions noted above, has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, these actions may adversely affect our suppliers and certain other customers of our portfolio companies, which could amplify the negative impact on our operating results or future cash flows. Moreover, there is uncertainty as to any additional actions that may be taken under the new administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies, and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

Accounts sourced through consultant-led searches have been key to our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2024 we had approximately $5.5 billion in assets under management from third party distribution channels, which constituted approximately 15% of our total assets under management. Our failure to successfully maintain these third-party distribution channels could materially and adversely affect our business. In addition, poor reviews or evaluations by any of these parties, whether of a particular product or of us, could result in client withdrawals and impact our ability to attract new assets through such intermediaries.

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

The subsidiaries of Silvercrest L.P. entered into a credit facility in June 2013, which was amended and restated in June 2024, pursuant to which the subsidiaries of Silvercrest L.P. will be able to borrow from time to time for working capital needs and other purposes up to $20.0 million in principal, consisting of a $10.0 million term loan commitment and a $10.0 million revolving credit commitment. Although we believe that available borrowings under our credit facility and future cash flow from operations will be sufficient to meet our working capital requirements for normal operations pursuant to our business plan, these sources of capital may not fully fund our growth strategy in the immediate future. If we decide to pursue future acquisitions, we may draw down proceeds from our existing credit facilities and then raise additional capital through the incurrence of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions. This could result in dilution of existing common stockholders’ equity positions, increased interest expense and decreased net income. In addition, significant capital requirements associated with such investments may impair our ability to make distributions to our Class A common stockholders.

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

We have 9,549,937 shares of our Class A common stock outstanding as of March 3, 2025. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon a termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions. The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2024, we have reserved for issuance 822,416 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan, as amended. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

Stockholders will experience further dilution upon issuance of restricted Class B units or restricted shares of our Class A common stock, or upon the grant of options or equity awards to purchase Class B units or shares of our Class A common stock, in each case under our 2012 Equity Incentive Plan, as amended.

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

The amount and mix of our assets under management (“AUM”) are subject to significant fluctuations, and a shift in our asset mix toward lower-fee products may negatively impact our revenues and income.

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

Our information security organization comprises internal and external resources designed to identify, protect, detect, mitigate, resolve, and recover from various threats and attacks by malicious actors. We leverage 24x7x365 monitoring tools and services to address the confidentiality, integrity, and availability of Silvercrest assets and data. Regular internal and third-party reviews are performed on our processes and technologies to validate the effectiveness of our privacy and data security controls and safeguards. We monitor industry best practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive Silvercrest data. We have implemented and maintain a written proprietary security incident response plan, with defined roles and responsibilities that address notification obligations and incident response procedures to follow in the event of a data security breach. We are dedicated to business continuity and resiliency, and have documented strategies, policies, and procedures in place to protect employee, business, and client data in the event of an emergency or natural disaster. Our information security risk management processes are integrated into our broader risk management program.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock has been listed on The Nasdaq Global Market under the symbol “SAMG” since June 27, 2013. Our Class B common stock is not listed on The Nasdaq Global Market and there is no established trading market for such shares.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended

December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
October 1 - October 31, 2024	50,400	$17.24	50,400	$9,781,068
November 1 - November 30, 2024	61,064	$17.93	61,064	$8,683,024
December 1 - December 31, 2024	71,683	$18.23	71,683	$7,375,072
Total	183,147	$17.77	183,147

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

As of December 31, 2024, the Company had purchased 265,824 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $4,625.

Holders

As of March 3, 2025, there were 20 holders of record of our Class A common stock and 59 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

The following table provides certain information about the Class A common stock that may be issued under our equity compensation plan. The only plan under which equity awards are outstanding, and pursuant to which the Company may grant new equity-based awards, is the 2012 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). A description of the Equity Incentive Plan is contained in Note 16 to the Company’s audited financial statements for the period ending December 31, 2024, which are contained in this Annual Report. The following table summarizes equity compensation plan information for the Equity Incentive Plan as of December 31, 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	608,481	$14.94	822,416
Equity compensation plans not approved by security holders	—	—	—
Total	608,481	$14.94	822,416

A total of 1,687,500 shares of Class A common stock were initially reserved and available for issuance under the Equity Incentive Plan, and an additional 1,050,000 shares were added when the Equity Incentive Plan was amended in June 2022. Equity awards under the Equity Incentive Plan may be settled in shares of the Company’s Class A common stock and/or Class B Units of SLP. The outstanding awards included in the table above represent 366,293 non-qualified stock options and 242,188 restricted stock units, all of which were issued under the Equity Incentive Plan.

Performance Graph

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the related notes to those statements included later in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including, but not limited to, those discussed in “Item 1A - Risk Factors” of this Annual Report on Form 10-K. See “Cautionary Notice Regarding Forward-Looking Statements” located above in “Item 1 – Business” of this Annual Report on Form 10-K.

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2024, our assets under management increased 9.6% from $33.3 billion to $36.5 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued restricted stock units exercisable for 205,079 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 32.9% partnership interest in Silvercrest L.P. as of December 31, 2024 are reflected in non-controlling interests in our consolidated financial statements.

This Item 7 generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 7, 2024.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Year Ended December 31,
(in thousands except as indicated)	2024	2023	2022
Revenue	$123,651	$117,410	$123,217
Income before other income (expense), net	$17,627	$18,819	$38,562
Net income	$15,709	$15,183	$30,793
Net income margin	12.7%	12.9%	25.0%
Net income attributable to Silvercrest	$9,535	$9,094	$18,828
Adjusted EBITDA (1)	$26,101	$26,878	$32,021
Adjusted EBITDA margin (2)	21.1%	22.9%	26.0%
Assets under management at period end (billions)	$36.5	$33.3	$28.9
Average assets under management (billions) (3)	$34.9	$31.1	$30.6

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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2024	2023	2022
AUM concentrated in Discretionary Managed Accounts	$22.8	$21.5	$20.5
Average AUM For Discretionary Managed Accounts	$22.2	$21.0	$22.6
Discretionary Managed Accounts Revenue (in millions)	$115.2	$108.7	$114.3
Percentage of management and advisory fees revenue	97%	96%	96%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2024	2023	2022
AUM concentrated in Private Funds	$0.5	$0.4	$0.4
Average AUM For Private Funds	$0.5	$0.4	$0.5
Private Funds Revenue (in millions)	$4.1	$4.1	$4.4
Percentage of management and advisory fees revenue	3%	4%	4%

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

The majority of management and advisory fees that we earn on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina’s equity portfolios, 1% on the first $25 million, 0.90% on the next $50 million and 0.80% on the balance, (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance and (vi) for the global value equity strategy, 0.15% per annum on the first AUD1.5 billion, 0.14% per annum on the next AUD1.5 billion, 0.11% per annum on the next AUD1.0 billion, 0.08% per annum on the next AUD1.0 billion and 0.05% per annum above AUD5.0 billion. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships pay a blended fee rate because they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.35%, 0.38% and 0.40% for the years ended December 31, 2024, 2023 and 2022, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2024, 2023 and 2022. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Cash compensation and benefits (1)	$74,747	$70,992	$70,461
Non-cash equity-based compensation expense	1,916	1,627	1,149
Total compensation expense	$76,663	$72,619	$71,610

(1)
For the years ended December 31, 2024, 2023 and 2022, $31,140, $31,289 and $32,262 of partner incentive payments were included in cash compensation and benefits expense, respectively.

During 2024, 2023 and 2022, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders. During 2024 and 2022, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder. Information regarding restricted stock units can be found in Note 16. “Equity-Based Compensation” in the accompanying consolidated financial statements.

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

Information regarding the Neosho Acquisition can be found in Note 3. “Acquisitions” in the accompanying consolidated financial statements.

Operating Results

Revenue

Our revenues for the years ended December 31, 2024, 2023 and 2022 are set forth below:

	For the Years Ended December 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$119,316	$112,794	$6,522	5.8%
Family office services	4,335	4,616	(281)	(6.1)%
Total revenue	$123,651	$117,410	$6,241	5.3%

	For the Years Ended December 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Management and advisory fees	$112,794	$118,725	$(5,931)	(5.0)%
Performance fees and allocations	—	2	(2)	100.0%
Family office services	4,616	4,490	126	2.8%
Total revenue	$117,410	$123,217	$(5,807)	(4.7)%

The growth in our assets under management from January 1, 2022 to December 31, 2024 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2022	$25.1	$7.2	$32.3	(1)
Gross client inflows	4.4	2.0	6.4
Gross client outflows	(5.8)	(0.5)	(6.3)
Net client flows	(1.4)	1.5	0.1
Market depreciation	(2.8)	(0.7)	(3.5)
As of December 31, 2022	$20.9	$8.0	$28.9	(1)
Gross client inflows	3.0	2.4	5.4
Gross client outflows	(4.1)	(0.7)	(4.8)
Net client flows	(1.1)	1.7	0.6
Market appreciation	2.1	1.7	3.8
As of December 31, 2023	$21.9	$11.4	$33.3	(1)
Gross client inflows	3.9	1.2	5.1
Gross client outflows	(4.6)	(1.1)	(5.7)
Net client flows	(0.7)	0.1	(0.6)
Market appreciation	2.1	1.7	3.8
As of December 31, 2024	$23.3	$13.2	$36.5	(1)

(1)
Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/2024	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	16.3	5.1	10.8	10.6	9.7
Russell 1000 Value Index		14.4	5.6	8.7	8.4	7.9
Small Cap Value Composite	4/1/02	10.1	4.3	8.8	7.1	10.3
Russell 2000 Value Index		8.1	1.9	7.3	6.1	7.9
Smid Cap Value Composite	10/1/05	15.7	2.6	7.6	7.0	9.5
Russell 2500 Value Index		11.0	3.8	8.4	7.2	7.8
Multi Cap Value Composite	7/1/02	16.1	2.6	9.2	8.5	9.7
Russell 3000 Value Index		14.0	5.4	8.6	8.3	8.4
Equity Income Composite	12/1/03	10.4	3.1	6.7	7.4	10.8
Russell 3000 Value Index		14.0	5.4	8.6	8.3	8.5
Focused Value Composite	9/1/04	16.7	(0.2)	5.6	5.4	9.4
Russell 3000 Value Index		14.0	5.4	8.6	8.3	8.3
Small Cap Opportunity Composite	7/1/04	14.9	4.5	10.3	10.1	11.0
Russell 2000 Index		11.5	1.2	7.4	6.9	8.1
Small Cap Growth Composite	7/1/04	13.6	(2.9)	11.1	11.8	10.6
Russell 2000 Growth Index		15.2	0.2	6.9	7.2	8.5
Smid Cap Growth Composite	1/1/06	20.9	(3.2)	12.6	14.2	11.1
Russell 2500 Growth Index		13.9	0.0	8.1	8.8	9.5

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

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Our total revenue increased by $6.2 million, or 5.3%, to $123.7 million for year ended December 31, 2024, from $117.4 million for year ended December 31, 2023. This increase was driven by market appreciation in discretionary assets under management partially offset by net client outflows.

Assets under management increased by $3.2 billion, or 9.6%, to $36.5 billion at December 31, 2024 from $33.3 billion at December 31, 2023. Our increase in assets under management for the year ended December 31, 2024 was attributable to an increase in discretionary assets under management of $1.4 billion and an increase in non-discretionary assets under management of $1.8 billion. The increase in our discretionary assets under management was driven by market appreciation and net client inflows. With respect to our discretionary assets under management, equity assets increased by 7.3% during the year ended December 31, 2024 and fixed income assets increased by 6.2% during the same period. With respect to our discretionary assets under management, most of our increase came from our energy infrastructure, SMID growth, large cap growth and multi cap growth strategies with composite returns of 42.1%, 20.9%, 20.5%, and 17.9%, respectively, for the year ended December 31, 2024. Compared to the year ended December 31, 2023, there was a decrease of $0.3 billion of client inflows and an increase of $0.9 billion in client outflows. Our market appreciation during the year ended December 31, 2024 constituted a 10.4% rate of increase in our total assets under management compared to December 31, 2023, as compared to our market appreciation during the year ended December 31, 2023 which constituted a 11.4% rate of increase in our total assets under management compared to December 31, 2022. Sub-advised fund management revenue remained flat at $1.2 million for the years ended December 31, 2024 and 2023. Proprietary fund management revenue remained flat at $2.9 million for the years ended December 31, 2024 and 2023. As of December 31, 2024, the composition of our assets under management was 64% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 36% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue decreased by $0.3 million, or 6.1%, to $4.3 million for the year ended December 31, 2024 from $4.6 million for the year ended December 31, 2023.

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

The following table represents a further breakdown of our assets under management for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
(in billions)	2024	2023	2022
Total AUM as of January 1,	$33.3	$28.9	$32.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	21.9	20.9	25.1
New client accounts/assets	1.5	0.3	0.5	(1)
Closed accounts	(0.5)	(0.2)	(0.1)	(2)
Net cash (outflow)/inflow	(1.7)	(1.3)	(1.8)	(3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation/(depreciation)	2.1	2.2	(2.8)
Change to Discretionary AUM	1.4	1.0	(4.2)
Total Discretionary AUM at December 31,	23.3	21.9	20.9
Change to Non-Discretionary AUM	1.8	3.4	0.8	(5)
Total AUM as of December 31,	$36.5	$33.3	$28.9

(1)
Represents new account flows from both new and existing client relationships
(2)
Represents closed accounts of existing client relationships and those that terminated
(3)
Represents periodic cash flows related to existing accounts
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)
Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2024, 2023 and 2022, are set forth below:

	For the Years Ended December 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$76,663	$72,619	$4,044	5.6%
General and administrative	29,361	25,972	3,389	13.0%
Total expenses	$106,024	$98,591	$7,433	7.5%

	For the Years Ended December 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Compensation and benefits (1)	$72,619	$71,610	$1,009	1.4%
General and administrative	25,972	13,045	12,927	99.1%
Total expenses	$98,591	$84,655	$13,936	16.5%

(1)
For the years ended December 31, 2024 and 2023, $31,140 and $31,289, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2024. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Total expenses increased by $7.4 million, or 7.5%, to $106.0 million for the year ended December 31, 2024 from $98.6 million for the year ended December 31, 2023. This increase was attributable to an increase in general and administrative expenses of $3.4 million and an increase in compensation and benefits expense of $4.0 million.

Compensation and benefits expense increased by $4.0 million, or 5.6%, to $76.7 million for the year ended December 31, 2024 from $72.6 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in equity based compensation expense of $0.3 million due to an increase in the number of unvested restricted stock units and unvested non-qualified stock options outstanding, an increase in salaries and benefits expense of $2.5 million primarily as a result of merit-based increases and newly-hired staff and an increase in the accrual for bonuses of $1.2 million.

General and administrative expenses increased by $3.4 million, or 13.1%, to $29.4 million for the year ended December 31, 2024 from $26.0 million for the year ended December 31, 2023. The increase was primarily attributable to increases in professional fees of $1.1 million, portfolio and systems expenses of $0.8 million, occupancy and related costs of $0.3 million, trading errors of $0.3 million, recruiting expenses of $0.3 million, travel and entertainment expenses of $0.2 million, depreciation and amortization of $0.1 million, office expense of $0.1 million, publications and subscriptions costs of $0.1 million and sub-advisory and referral fees of $0.1 million.

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

General and administrative expenses increased by $12.9 million, or 99.1%, to $26.0 million for the year ended December 31, 2023 from $13.0 million for the year ended December 31, 2022. The increase was primarily attributable to increases in the fair value of contingent consideration related to the Cortina Acquisition of $11.8 million and the Neosho Acquisition of $0.3 million, portfolio and systems expenses of $0.5 million, occupancy and related costs of $0.2 million, marketing costs of $0.2 million, depreciation and amortization of $0.1 million and office expense of $0.1 million. These increases were partially offset by decreases in professional fees of $0.1 million, sub-advisory and referral fees of $0.1 million and telephone and internet costs of $0.1 million. Information regarding acquisitions can be found in Note 3. “Acquisitions” in the “Notes to Consolidated Financial Statements” in the accompanying consolidated financial statements.

Other Income (Expense), Net

	For the Years Ended December 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$203	$76	$127	167.1%
Interest income	1,432	946	486	51.4%
Interest expense	(144)	(421)	277	-65.8%
Equity income from investments	1,154	73	1,081	NM
Total other income (expense), net	$2,645	$674	$1,971	292.4%

	For the Years Ended December 31,
(in thousands)	2023	2022	2023 vs. 2022 ($)	2023 vs. 2022 (%)
Other income (expense), net	$76	$260	$(184)	-70.8%
Interest income	946	24	922	NM
Interest expense	(421)	(416)	(5)	1.2%
Equity income from investments	73	(31)	104	NM
Total other income (expense), net	$674	$(163)	$837	NM

NM = Not Meaningful

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Other income (expense), net increased by $1.9 million to $2.6 million for the year ended December 31, 2024 from $0.7 million for the year ended December 31, 2023. There was a $0.1 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2024. The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes. Equity income from investments increased by $1.1 million in 2024 as compared with the same period in the prior year as a result of increased performance fee allocations. Interest expense for the year ended December 31, 2024 decreased by $0.3 million as compared to the prior year due to the repayment of outstanding debt. Interest income increased by $0.5 million as a result of higher balances in interest-bearing accounts during the year.

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

Provision for Income Taxes

Year Ended December 31, 2024 versus Year Ended December 31, 2023

The provision for income taxes was $4.6 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2024 and 2023 was 22.5% and 22.1%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2024	2023	2022
Reconciliation of non-GAAP financial measure:
Net income	$15,709	$15,183	$30,793
GAAP Provision for income taxes	4,563	4,310	7,606
Delaware Franchise Tax	200	200	200
Interest expense	144	421	416
Interest income	(1,432)	(946)	(24)
Depreciation and amortization	4,146	4,014	3,883
Equity-based compensation	1,916	1,627	1,149
Other adjustments (A)	855	2,069	(12,002)
Adjusted EBITDA	$26,101	$26,878	$32,021
Adjusted EBITDA Margin	21.1%	22.9%	26.0%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$15,709	$15,183	$30,793
GAAP Provision for income taxes	4,563	4,310	7,606
Delaware Franchise Tax	200	200	200
Other adjustments (A)	855	2,069	(12,002)
Adjusted earnings before provision for income taxes	21,327	21,762	26,597
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(5,545)	(5,658)	(6,915)

Adjusted net income	$15,782	$16,104	$19,682

GAAP net income per share (B):
Basic	$1.00	$0.96	$1.92
Diluted	$1.00	$0.96	$1.92
Adjusted earnings per share/unit (B):
Basic	$1.15	$1.16	$1.40
Diluted	$1.10	$1.12	$1.35
Shares/units outstanding:
Basic Class A shares outstanding	9,376	9,479	9,560
Basic Class B shares/units outstanding	4,373	4,431	4,545
Total basic shares/units outstanding	13,750	13,910	14,105

Diluted Class A shares outstanding (C)	9,413	9,515	9,592
Diluted Class B shares/units outstanding (D)	4,945	4,820	5,011
Total diluted shares/units outstanding	14,358	14,335	14,603

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2024	2023	2022
Acquisition costs (a)	$—	$5	$37
Severance	393	71	13
Other (b)	462	1,993	(12,052)
Total other adjustments	$855	$2,069	$(12,002)

(a)
In 2023, represents professional fees of $5 related to the acquisition of Cortina. In 2022, represents insurance costs of $22 and professional fees of $15 related to the acquisition of Cortina.
(b)
In 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 (see Note 2. “Summary of Significant Accounting Policies”) rent adjustment of $192 related to the amortization of property lease incentives, Tax Receivable Agreement adjustment of ($78), sign on bonuses paid to certain employees of $188, professional fees of $53 related to a transfer pricing project, legal fees of $46, data conversion costs of $27 and software implementation costs of $22. In 2023, represents a variable compensation payment of $1,667 related to the difference between the number of non-qualified stock options granted to an existing Class B unit holder as determined using the Black-Scholes method inclusive and exclusive of the expected annual dividend yield input, Tax Receivable Agreement adjustment of $2, an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, moving costs of $35, software implementation costs of $35, professional fees related to a transfer pricing project of $37, legal fees related to the startup of a fund of $2, a fair value adjustment to the Neosho contingent purchase price consideration of $24 and a fair value adjustment to the Cortina contingent purchase price consideration of ($2). In 2022, represents a fair value adjustment to the Cortina contingent purchase price consideration of ($11,781), a fair value adjustment to the Neosho contingent purchase price consideration of ($299), Tax Receivable Agreement adjustment of ($202), an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, expenses related to obtaining a business license of $26, system implementation costs of $6 and expenses related to the Coronavirus pandemic of $6.

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 37,109 and 35,554 unvested restricted stock units at December 31, 2024 and 2023, respectively.
(D)	Includes 205,079 and 240,998 unvested restricted stock units and 366,293 and 147,506 non-qualified stock options at December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. As of December 31, 2024 and 2023, we had $0 and $2.7 million outstanding under the term loan. We were in compliance with the covenants under the credit facility as of December 31, 2024 and 2023.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2024, 2023 and 2022.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$68,611	$70,301	$77,432
Accounts receivable	$12,225	$9,526	$9,118
Due from Silvercrest Funds	$945	$558	$577

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $10.1 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2024, 2023 and 2022. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$21,590	$20,975	$23,383
Net cash used in investing activities	(1,700)	(3,878)	(956)
Net cash used in financing activities	(21,549)	(24,216)	(30,739)
Net change in cash	$(1,659)	$(7,119)	$(8,312)

Operating Activities

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Operating activities provided $21.6 million and $21.0 million for the years ended December 31, 2024 and 2023, respectively. This difference is primarily the result of increases in net income of $0.5 million, equity-based compensation expense of $0.3 million, depreciation and amortization of $0.1 million, a change in prepaid and other assets of $0.1 million and accrued compensation of $4.9 million. These increases were partially offset by a changes in deferred tax expense of $0.2 million, accounts receivable of $2.7 million, the TRA liability of $0.1 million, non-cash lease expense of $0.5 million, accounts payable and accrued expenses of $0.1 million, operating lease liabilities of $0.7 million and an increase in equity income from investments of $1.1 million

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Operating activities provided $21.0 million and $23.4 million for the years ended December 31, 2023 and 2022, respectively. This difference is primarily the result of decreases in net income of $15.6 million, deferred tax expense of $1.8 million, operating lease liabilities of $0.5 million, a decrease in equity income from investments of $0.1 million, distributions received from investment funds of $1.4 million and accrued compensation of $0.4 million. These decreases were partially offset by a change in the TRA liability of $0.2 million, a change in prepaid and other assets of $2.6 million, and increases in non-cash lease expense of $1.6 million, equity-based compensation expense of $0.5 million, accounts payable and accrued expenses of $12.4 million, primarily due to a change in the fair value of contingent consideration related to the Cortina and Neosho Acquisitions and depreciation and amortization of $0.1 million.

Investing Activities

Year Ended December 31, 2024 versus Year Ended December 31, 2023

For the years ended December 31, 2024 and 2023, investing activities used $1.7 million and $3.9 million, respectively. The primary use of cash during 2024 and 2023 was for the acquisition of furniture, equipment and leasehold improvements.

Year Ended December 31, 2023 versus Year Ended December 31, 2022

For the years ended December 31, 2023 and 2022, investing activities used $3.9 million and $1.0 million, respectively. The primary use of cash during 2023 and 2022 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Year Ended December 31, 2024 versus Year Ended December 31, 2023

For the years ended December 31, 2024 and 2023, financing activities used $21.5 million and $24.2 million, respectively. Dividends of $7.4 million and $7.0 million were paid during 2024 and 2023, respectively, to Class A shareholders. Payments received from partners on notes receivable was $0.1 million and $0.1 million during 2024 and 2023, respectively. Distributions to partners of Silvercrest L.P. of $6.7 million and $7.8 million were paid during 2024 and 2023, respectively. Repayment of borrowings under the credit facility was $2.7 million and $3.6 million in 2024 and 2023, respectively. Payments of contingent purchase price consideration totaled $0.1 million and $0.1 million in 2024 and 2023, respectively. During 2024 and 2023, approximately 266 thousand and 300 thousand shares of Class A common stock of Silvercrest Asset Management Group Inc. were purchased at a cost of $4.6 million and $5.7 million, respectively.

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

As of December 31, 2024 and 2023, $0 and $2.7 was outstanding under our term loan with City National Bank.

As of December 31, 2024 and 2023, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2024 or December 31, 2023.

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

We measure the fair value of contingent consideration at each reporting period using a probability-adjusted discounted cash flow method based on significant inputs not observable in the market and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings. In relation to our acquisitions of Milbank and Jamison, the fair value of the contingent consideration was based on discounted cash flow models using projected EBITDA for each earnout period. The discount rate applied to the projected EBITDA was determined based on our weighted average cost of capital and considered that the overall risk associated with the payments was similar to the overall risks of our business as there is no target, floor or cap associated with the contingent payments. In relation to the Neosho acquisition, the fair value of the contingent consideration was based on discounted cash flow models using projected revenue from each earnout period. The discount rate applied to the projected revenue was determined based on the weighted average cost of capital of the Company and took into account that the overall risk associated with the payments was similar to the overall risks of the Company as there is no target, floor of cap associated with the contingent payments. In relation to the Cortina Acquisition, the income approach was used to determine the fair value of the contingent consideration by estimating a range of likely outcomes and payouts given these outcomes. The potential payouts were estimated using a Monte Carlo simulation and discounted back to their present values using a risk-free discount rate adjusted to account for the Company’s credit or counterparty risk to arrive at the present value of the contingent consideration payments. The discount rate for the contingent consideration payment was based on the revenue cost of capital for Cortina’s revenue.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2024 and 2023, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2024 AUM	$24.7	$6.1	$5.7	$36.5
December 31, 2023 AUM	$23.8	$4.8	$4.7	$33.3

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2024 was approximately $34.9 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.5 billion for the year ended December 31, 2024, which would cause an annualized increase or decrease in revenues of approximately $12.4 million for the year ended December 31, 2024, at a weighted average fee rate for the year ended December 31, 2024 of 0.35%.

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

Equity-Based Compensation

Restricted Stock Units and Stock Options

On November 2, 2012, our board of directors adopted the 2012 Equity Incentive Plan.

Information regarding restricted stock units and stock options can be found in Note 16. “Equity-Based Compensation” in the accompanying consolidated financial statements.

Tax Receivable Agreement

In connection with our initial public offering and reorganization of Silvercrest L.P. that was completed on June 23, 2013, we entered into a tax receivable agreement with the partners of Silvercrest L.P. that requires the Company to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.

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

Recently Issued Accounting Pronouncements

Information regarding recent accounting developments and their impact on Silvercrest can be found in Note 2. “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2024, 2023 and 2022 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2024. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page F-4 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements
(i)
Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
(ii)
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
(iii)
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022
(iv)
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
(v)
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

10.2*	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.3*+	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed April 19, 2013).

10.4*+	Form of 2012 Equity Incentive Plan Class B Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed on August 6, 2015).

10.5*

First Amendment to Lease, dated December 23, 2015, by and between RXR 1330 Owner LLC and Silvercrest Asset Management Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 10, 2016).

10.6*+	Employment agreement with Richard R. Hough III dated September 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 24, 2018).

10.7*+	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 24, 2018).

10.8*+

Amendment to Restricted Stock Unit Award Agreement among Silvercrest Asset Management Group Inc. and Brian D. Dunn, dated July 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.9*+	Employment agreement with J. Allen Gray dated July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.10*	Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 18, 2024).

19.1*	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Form 10-K filed on March 7, 2024).

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP

24.1**	Power of Attorney (included in the Form 10-K under "Signatures").

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K filed on March 7, 2024).

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed

** Filed herewith

*** Furnished herewith

+ Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March 2025.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard as his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2024 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 6, 2025

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 6, 2025

/s/ Albert S. Messina
Albert S. Messina	Managing Director, Portfolio Manager and Director	March 6, 2025

/s/ Richard J. Burns
Richard J. Burns	Director	March 6, 2025

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 6, 2025

/s/ Darla M. Romfo
Darla M. Romfo	Director	March 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Tax Receivable Agreement – Refer to Note 1 of the financial statements

Critical Audit Matter Description

As disclosed in Note 1, in connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of Silvercrest L.P (“SLP”) that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires the Company to pay 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not SLP as Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any. The required payments to principals for certain tax benefits Silvercrest claims and the amounts paid to the principals could be significant depending on the savings, if any, from the U.S federal and state income tax. Realization of these tax benefits may occur in periods after the initial public offering as a result of any step-up in tax basis in SLP’s assets resulting from (a) the purchases or exchanges of Class B units (along with the corresponding shares of the Class B common stock) for shares of the Class A common stock and (b) payments under this tax receivable agreement, certain prior distributions by Silvercrest L.P. and prior transfers or exchanges of Class B units which resulted in tax basis adjustments to the assets of Silvercrest L.P, and tax benefits related to imputed interest deemed to be paid by Silvercrest as a result of this tax receivable agreement.

The estimated liability payable under the TRA is considered by us to be a critical audit matter due to the judgements by management to determine the impact of the change in tax basis, resulting from changes in the price of shares of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the income and the tax rates then applicable from the changes in tax laws.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Tax Receivable Agreement included the following:

1.
We tested the effectiveness of internal controls over the management’s assessment related to the estimated liability and amounts payable under the TRA.
2.
With the assistance of our tax specialists, we validated the reasonableness of management’s calculation of the TRA amount including effects of the purchase and exchanges of Class B to Class A shares and relevant changes in the tax law affecting the calculation.
3.
With the assistance of our tax specialists, we assessed the mathematical accuracy of the overall tax liability by footing, cross-footing, and recalculating the liability based on the relevant tax rates in the current year.
4.
We evaluated the reasonableness of management’s calculation by comparing the liability to:
•
Historical TRA liability balances
•
Internal communications to management and the Board of Directors
•
Forecasted information included in Company press releases, analyst and industry reports for the Company and certain of its peer companies.

/s/ Deloitte & Touche

New York, New York

March 6, 2025

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 6, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche

New York, New York

March 6, 2025

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$68,611	$70,301
Investments	1,354	219
Receivables, net	12,225	9,526
Due from Silvercrest Funds	945	558
Furniture, equipment and leasehold improvements, net	7,387	7,422
Goodwill	63,675	63,675
Operating lease assets	16,032	19,612
Finance lease assets	254	330
Intangible assets, net	16,644	18,933
Deferred tax asset	4,220	5,034
Prepaid expenses and other assets	3,085	3,964
Total assets	$194,432	$199,574
Liabilities and Equity
Accounts payable and accrued expenses	$1,953	$1,990
Accrued compensation	39,865	37,371
Borrowings under credit facility	—	2,719
Operating lease liabilities	22,270	26,277
Finance lease liabilities	262	336
Deferred tax and other liabilities	10,389	9,071
Total liabilities	74,739	77,764
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,450,559 and 9,376,280 issued and outstanding, respectively, as of December 31, 2024; 10,287,452 and 9,478,997 issued and outstanding, respectively, as of December 31, 2023	104	103
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,373,315 and 4,431,105 issued and outstanding as of December 31, 2024 and 2023, respectively	42	43
Additional Paid-In Capital	56,369	55,809
Treasury stock, at cost, 1,074,279 and 808,455 shares as of December 31, 2024 and 2023, respectively	(19,728)	(15,057)
Accumulated other comprehensive income (loss)	(43)	(12)
Retained earnings	43,953	41,851
Total Silvercrest Asset Management Group Inc.’s equity	80,697	82,737
Non-controlling interests	38,996	39,073
Total equity	119,693	121,810
Total liabilities and equity	$194,432	$199,574

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2024	2023	2022
Revenue
Management and advisory fees	$119,316	$112,794	$118,725
Performance fees and allocations	—	—	2
Family office services	4,335	4,616	4,490
Total revenue	123,651	117,410	123,217
Expenses
Compensation and benefits	76,663	72,619	71,610
General and administrative	29,361	25,972	13,045
Total expenses	106,024	98,591	84,655
Income before other income (expense), net	17,627	18,819	38,562
Other income (expense), net
Other income (expense), net	203	76	260
Interest income	1,432	946	24
Interest expense	(144)	(421)	(416)
Equity income from investments	1,154	73	(31)
Total other income (expense), net	2,645	674	(163)
Income before provision for income taxes	20,272	19,493	38,399
Provision for income taxes	(4,563)	(4,310)	(7,606)
Net income	15,709	15,183	30,793
Less: net income attributable to non-controlling interests	(6,174)	(6,089)	(11,965)
Net income attributable to Silvercrest	$9,535	$9,094	$18,828
Net income per share:
Basic	$1.00	$0.96	$1.92
Diluted	$1.00	$0.96	$1.92
Weighted average shares outstanding:
Basic	9,495,375	9,431,404	9,792,928
Diluted	9,532,525	9,464,339	9,821,441

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2022	9,869	$99	4,594	$45	$52,936	33	$(512)	$—	$27,782	80,350	$36,458	$116,808
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(7,912)	(7,912)
Issuance of Class B shares	—	—	68	1	—	—	—	—	—	1	1,148	1,149
Issuance of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	0	—	50	—	220	—	—	—	—	220	929	1,149
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	172	172
Net Income	—	—	—	—	—	—	—	—	18,828	18,828	11,965	30,793
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(692)	—	—	—	—	(692)	—	(692)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Share Conversion	167	2	(167)	(2)	1,518	—	—	—	—	1,518	(1,518)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(476)	—	—	—	—	476	(8,783)	—	—	(8,783)	—	(8,783)
Dividends paid on Class A common stock - $0.70 per share	—	—	—	—	—	—	—	—	(6,849)	(6,849)	—	(6,849)
December 31, 2022	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(7,818)	(7,818)
Issuance of Class B shares	—	—	1	0	—	—	—	—	—	—	25	25
Equity-based compensation	8	—	95	1	220	—	—	—	—	221	1,406	1,627
Repayment of notes receivable from partners	—	—	0	—	0	—	—	—	—	—	95	95
Net Income	—	—	—	—	—	—	—	—	9,094	9,094	6,089	15,183
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(352)	—	—	—	—	(352)	—	(352)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Share Conversion	210	2	(210)	(2)	1,959	—	—	—	—	1,959	(1,959)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(299)	—	—	0	—	299	(5,762)	—	—	(5,762)	—	(5,762)
Dividends paid on Class A common stock - $0.74 per share	0	—	—	—	—	0	—	—	(7,004)	(7,004)	—	(7,004)
Cumulative translation adjustment	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
December 31, 2023	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(6,720)	(6,720)
Issuance of Class B shares	—	—	2	—	—	—	—	—	—	—	25	25
Equity-based compensation	13	1	90	(1)	220	—	—	—	—	220	1,696	1,916
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Net Income	—	—	—	—	—	—	—	—	9,535	9,535	6,174	15,709
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1,005)	—	—	—	—	(1,005)	—	(1,005)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share Conversion	150	—	(150)	0	1,345	—	—	—	—	1,345	(1,345)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(266)	—	—	—	—	266	(4,671)	—	—	(4,671)	—	(4,671)
Dividends paid on Class A common stock - $0.78 per share	—	—	—	—	—	—	—	—	(7,433)	(7,433)	—	(7,433)
Cumulative translation adjustment	—	—	—	—	—	—	—	(31)	—	(31)	—	(31)
December 31, 2024	9,376	$104	4,373	$42	$56,369	1,074	$(19,728)	$(43)	$43,953	$80,697	$38,996	$119,693

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$15,709	$15,183	$30,793
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,916	1,627	1,149
Depreciation and amortization	4,146	4,014	3,883
Deferred income taxes	2,014	2,186	3,967
Tax receivable agreement adjustment	(78)	2	(202)
Non-cash interest on notes receivable from partners	(1)	(4)	(3)
Non-cash lease expense	3,580	4,041	2,477
Distributions received from investment funds	18	—	1,411
Equity income from investments	(1,154)	(73)	31
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	(3,086)	(389)	(417)
Prepaid expenses and other assets	(53)	(170)	(2,765)
Accounts payable and accrued expenses	111	214	(12,161)
Accrued compensation	2,494	(2,363)	(1,973)
Operating lease liabilities	(4,007)	(3,275)	(2,819)
Other liabilities	—	—	—
Interest payable on notes payable	(19)	(18)	12
Net cash provided by operating activities	21,590	20,975	23,383
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(1,700)	$(3,878)	$(956)
Net cash used in investing activities	(1,700)	(3,878)	(956)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$(75)	$(75)	$(4,568)
Repayments of notes payable	(2,700)	(3,600)	(2,700)
Principal payments on financing leases	(120)	(117)	(120)
Distributions to partners	(6,720)	(7,818)	(7,912)
Dividends paid on Class A common stock	(7,403)	(6,996)	(6,828)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(4,625)	(5,705)	(8,783)
Payments from partners on notes receivable	94	95	172
Net cash used in financing activities	(21,549)	(24,216)	(30,739)
Effect of exchange rate changes on cash and cash equivalents	(31)	(12)	—
Net (decrease) increase in cash and cash equivalents	(1,690)	(7,131)	(8,312)
Cash and cash equivalents, beginning of year	70,301	77,432	85,744
Cash and cash equivalents, end of year	$68,611	$70,301	$77,432

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$1,743	$1,605	$5,195
Interest	62	332	345

Supplemental Disclosures of Non-cash Financing and Investing Activities
Issuance of Class B units of Silvercrest L.P. in conjunction with the acquisition of Neosho	25	25	25
Issuance of Class B units of Silvercrest L.P. in conjunction with the acquisition of Cortina	—	—	1,122
Recognition of deferred tax assets as a result of share conversions	(1,005)	328	648
Assets acquired under capital leases	46	109	211
Accrued dividends	30	24	21
Purchase of shares of Class A common stock excise tax accrual	46	57	—

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,376,280 Class A units or approximately 68.3% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”) acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”). On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”). On January 1, 2019, SLP acquired certain assets of Neosho Capital LLC (“Neosho”). On July 1, 2019, SLP acquired substantially all assets of Cortina Asset Management (“Cortina”). See Notes 3, 7 and 8 for additional information related to the acquisition, goodwill and intangible assets, respectively, arising from these acquisitions.

Tax Receivable Agreement

In connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of December 31, 2024 this liability is estimated to be $10,078 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

For the years ended December 31, 2024, 2023 and 2022, the Tax Receivable Agreement Adjustment related to the underlying deferred tax assets was $78, ($2) and $202, respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Decisions made by the continuing partners of SLP in the course of running Silvercrest’s business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling principal under the TRA. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the TRA and increase the value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of a principal to receive payments under the TRA.

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax. For the years ended December 31, 2024, 2023 and 2022, Silvercrest made TRA payments totaling $843, $795 and $763, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of and for the years ended December 31, 2024, 2023 and 2022. All intercompany transactions and balances have been eliminated.

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

As of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2024 and 2023, Silvercrest holds approximately 67.3% and 67.1%, respectively, of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

Segment Reporting

The Company views its operations as comprising one operating and reportable segment, the investment management industry. The Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources. The predominant GAAP measure monitored and reviewed by the Company’s chief operating decision maker is Net Income to assess operating results and the allocation of resources. The accounting policies used to measure the operating results of the segment are the same as those described in the summary of significant accounting policies.

The following table presents the segment revenue and significant expenses for the year ended December 31, 2024.

For the year ended December 31,
2024
Revenue
Managed accounts	$115,246
Silvercrest funds	4,070
Tax and family office services	4,092
Fund administration	243
Total revenue	123,651
Expenses
Compensation and benefits	76,663
Occupancy and related	7,121
General and administrative	4,172
Professional fees	3,804
Portfolio and systems expense	6,553
Travel	1,765
Other segment items	5,946
Total expenses	106,024
Other income (expense), net
Interest expense	(144)
Interest and other income	2,789
Total other income (expense), net	2,645

Provision for income taxes	4,563

Net income	$15,709

Currently, all of the Company’s revenue is domestic.

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2024 and 2023. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2024, 2023 and 2022.

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

The Company has one reporting unit at December 31, 2024 and 2023. No goodwill impairment charges were recorded during the years ended December 31, 2024, 2023 and 2022.

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

As of December 31, 2024, the Company had purchased 265,824 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $4,625.

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

Class B Common Stock

Shares of the Company’s Class B common stock are issuable only in connection with the issuance of Class B units of SLP. When a vested or unvested Class B unit is issued by SLP, the Company will issue the holder one share of its Class B common stock in exchange for the payment of its par value. Each share of the Company’s Class B common stock will be redeemed for its par value and cancelled by the Company if the holder of the corresponding Class B unit exchanges or forfeits its Class B unit pursuant to the terms of the Second Amended and Restated Limited Partnership Agreement of SLP and the terms of the Silvercrest Asset Management Group Inc. 2012 Equity Incentive Plan (as amended, the “2012 Equity Incentive Plan”). The Company’s Class B stockholders will be entitled to one vote for each share held of record on all matters submitted to a vote of the Company’s stockholders. The Company’s Class B stockholders will not participate in any dividends declared by the Company’s board of directors. Upon the Company’s liquidation, dissolution or winding-up, or the sale of all, or substantially all, of its assets, Class B stockholders only will be entitled to receive the par value of the Company’s Class B common stock.

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

The majority of management and advisory fees that the Company earns on separately-managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance, (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance and (vi) for the global value equity strategy, 0.15% per annum on the first AUD1.5 billion, 0.14% per annum on the next AUD1.5 billion, 0.11% per annum on the next AUD1.0 billion, 0.08% per annum on the next AUD1.0 billion and 0.05% per annum above AUD5.0 billion. The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s client relationships pay a blended fee rate since they are invested in multiple strategies.

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

Recent Accounting Developments

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. Under the ASU, all public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for the Company for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material effect on the Company's Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. Under the ASU, all public business entities are required to disaggregate disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnote to the financial statements. ASU 2024-03 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2024-03 to have a material effect on the Company's Consolidated Financial Statements.

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

Fair value adjustments to contingent purchase price consideration of $12, $24 and ($299) were recorded for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in general, and administrative expenses in the Consolidated Statement of Operations for the years then ended. The Company has a liability of $0 and $88 for contingent consideration related to earnout payments to be made in conjunction with the Neosho Acquisition, which is included in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023, respectively. During each of the years ended December 31, 2024 and 2023, the Company made contingent purchase price payments to Neosho of $100 in the form of $75 in cash and $25 in equity.

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

Fair value adjustments to contingent purchase price consideration of $0, ($2) and ($11,780) were recorded for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in general and administrative expenses in the Consolidated Statement of Operations for the years then ended. SAMG LLC has a liability of $0 as of December 31, 2024 and 2023, respectively, for contingent consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

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

Cortina revenue and income before provision for income taxes for the twelve months ended December 31, 2024 and 2023 that are included in the Consolidated Statement of Operations are $11,578 and $3,353, and $10,564 and $4,001, respectively.

During 2024 and 2023, the Company incurred $0 and $5, respectively, in costs related to the Cortina Acquisition, and has included these in general, administrative and other in the Consolidated Statement of Operations.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $1,354 and $219 as of December 31, 2024 and 2023, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2024 and 2023, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2024 and 2023, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the years ended December 31, 2024, 2023 and 2022:

Balance at January 1, 2022	17,963
Additions to estimated contingent consideration	—
Payments of contingent consideration	(5,717)
Non-cash changes in fair value of estimated contingent consideration	(12,080)
Balance at December 31, 2022	$166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	22
Balance at December 31, 2023	$88
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	12
Balance at December 31, 2024	$—

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

Inputs used in the fair value measurement of estimated contingent consideration at December 31, 2022 are summarized below:

Monte Carlo Simulation Model	December 31, 2022	Fair Value Hierarchy
Fair Value	$166	Level 3
Forecasted growth rate	1.20%
Discount rate	14.80%

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At December 31, 2024 and December 31, 2023, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
Financial Assets:
Cash and cash equivalents	$68,611	$68,611	$70,301	$70,301	Level 1 (1)
Investments	$1,354	$1,354	$219	$219	N/A (2)

Financial liabilities:
Borrowings under credit facility	$—	$—	$2,700	$2,700	Level 2 (3)

(1)
Includes $1,566 and $1,487 of cash equivalents at December 31, 2024 and 2023, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2024 and December 31, 2023:

	2024	2023
Management and advisory fees receivable	$5,401	$3,300
Unbilled receivables	6,856	6,483
Other receivables	248	191
Receivables	12,505	9,974
Allowance for doubtful receivables	(280)	(448)
Receivables, net	$12,225	$9,526

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2024 and December 31, 2023:

	2024	2023
Leasehold improvements	$9,439	$9,439
Furniture and equipment	12,859	11,397
Artwork	619	619
Total cost	22,917	21,455
Accumulated depreciation and amortization	(15,530)	(14,033)
Furniture, equipment and leasehold improvements, net	$7,387	$7,422

Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $1,734, $1,476, and $1,191, respectively.

During 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236. During 2023, the Company wrote off leased assets with a cost of $103 and accumulated depreciation of $103.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2024 and December 31, 2023:

	2024	2023
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2024 and December 31, 2023:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, December 31, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(2,289)	—	(2,289)
Balance, December 31, 2024	(27,416)	(2,461)	(29,877)
Net book value	$16,644	$—	$16,644
Cost
Balance, January 1, 2023	$44,060	$2,461	$46,521
Balance, December 31, 2023	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2023	(22,711)	(2,461)	(25,172)
Amortization expense	(2,416)	—	(2,416)
Balance, December 31, 2023	(25,127)	(2,461)	(27,588)
Net book value	$18,933	$—	$18,933

Amortization expense related to intangible assets was $2,289, $2,416 and $2,575 for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2025	$2,193
2026	1,832
2027	1,828
2028	1,824
2029	1,820
Thereafter	7,147
Total	$16,644

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. The Company was in compliance with the covenants under the credit facility as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company did not have any outstanding borrowings under the revolving credit loan. As of December 31, 2024 and 2023, the Company had $0 and $2,700, respectively, outstanding under the term loan. Accrued but unpaid interest was $0 and $19 as of December 31, 2024 and 2023, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $97, $369 and $382 for the years ended December 31, 2024, 2023 and 2022.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2024, 2023 and 2022 amounted to $6,808, $6,568 and $6,429, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2024, 2023 and 2022 of $126, $155, and $154, respectively. Therefore, for the years ended December 31, 2024, 2023 and 2022, net rent expense amounted to $6,682, $6,413 and $6,275, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2024 and 2023. The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2022 and 2021. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

In June 2015, the Company entered into a lease agreement for office space in Charlottesville, VA. The lease commenced on June 30, 2015 and expired, as amended, on June 30, 2019. On June 6, 2019, the Company extended this lease, with the new term beginning on July 1, 2019 and expiring on June 30, 2022. On April 4, 2022, the Company extended this lease again, with the new term beginning on July 1, 2022 and expiring on December 31, 2023. On November 25, 2024, the Company extended this lease again, with the new term beginning on January 1, 2025 and expiring on December 31, 2025. Monthly rent expense is $3. The Company paid a refundable security deposit of $2.

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

With the Neosho Acquisition, the Company assumed a lease agreement for office space in La Jolla, CA. The lease expired on January 31, 2020. Monthly rent expense was $3. On November 5, 2019, the Company entered into a lease agreement for office space in San Diego, CA. The lease commenced on February 1, 2020 and expires on June 30, 2025. The lease is subject to escalation clauses and provides for a rent-free period of four months and for tenant improvements of up to $27. Monthly rent expense under this lease is $12. On January 24, 2025, the Company extended this lease, with the new term beginning on July 1, 2025 and expiring on November 30, 2030. The lease is subject to escalation clauses and provides for a rent-free period of five months and for tenant improvements of up to $15. Monthly rent expense under this lease is $15.

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

The components of lease expense for the years ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,	Year Ended December 31,
	2024	2023
Operating Lease Cost	$6,122	$6,076
Financing Lease Cost:
Amortization of ROU assets	122	121
Interest on lease liabilities	13	11
Total	135	132

Future minimum lease payments and rentals under lease agreements for office space which expire through 2034 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2025	$6,619	$(40)	$6,579
2026	6,748	—	6,748
2027	6,715	—	6,715
2028	5,112	—	5,112
2029	498	—	498
Thereafter	1,594	—	1,594
	27,286	(40)	27,246
Weighted-average remaining lease term – operating leases (months)			49.4
Weighted-average discount rate			4.6%

As of December 31, 2024, the Company has finance leases for the following office equipment: (i) a five-year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (ii) a three-year lease agreement for two copiers totaling $52 with minimum monthly lease payments of $1, which began on July 1, 2021 and continued through June 30, 2024, (iii) a four-year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (iv) a three-year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continues through August 31, 2025, (v) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continues through August 31, 2025, (vi) a five-year lease for office equipment totaling $210 with minimum monthly payments of $4, which begins on October 1, 2022 and continues through September 30, 2027, (vii) a two-year lease for office equipment totaling $9, with minimum monthly payments of $0.4, which began on October 1, 2023 and continues through September 30, 2025, (viii) a three-year lease for office equipment totaling $28, with minimum monthly payments of $1, which began on October 1, 2023 and continues through September 30, 2026, (ix) a three-year lease for office equipment totaling $87, with minimum monthly payments of $2, which began on October 1, 2023 and continues through September 30, 2026 and (x) a three-year lease for office equipment totaling $50, with minimum monthly payments of $1, which begins on January 1, 2025 and continues through December 31, 2027. The aggregate principal balance of finance leases was $262 and $336 as of December 31, 2024 and 2023, respectively.

The assets relating to finance leases that are included in equipment as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Finance lease assets included in furniture and equipment	$555	$509
Less: Accumulated depreciation and amortization	(301)	(179)
	$254	$330

Depreciation expense relating to finance lease assets was $122, $121 and $116 for the years ended December 31, 2024, 2023 and 2022, respectively.

During 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236. During 2023, the Company wrote off leased assets with a cost of $103 and accumulated depreciation of $103.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
2025	$126
2026	87
2027	47
2028	—
2029	—
Thereafter	—
Total	$260
Weighted-average remaining lease term – finance leases (months)	27.7
Weighted-average discount rate	5.2%

11. EQUITY

SLP historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $6,720, $7,818 and $7,912 for the years ended December 31, 2024, 2023 and 2022, respectively. Distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, as amended and restated, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. Distributions of partner incentive allocations of net income for the years ended December 31, 2024, 2023 and 2022 amounted to $30,008, $32,262 and 34,429, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity for the years ended December 31, 2024, 2023 and 2022. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the years ended December 31, 2024, 2023 and 2022, SLP accrued partner incentive allocations of $31,140, $31,289 and $32,262, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2024
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,376,280	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,373,315	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During 2024 and 2023, Silvercrest granted 15,017 and 11,822 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest. As of December 31, 2024, 37,105 Class A restricted stock units remain unvested.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,373,315 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 205,079 restricted stock units which will vest and settle in the form of Class B units of SLP. The 205,079 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.
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

During the year ended December 31, 2024, Silvercrest issued the following shares:

Class A Common Stock

	Transaction	# of
	Date	Shares
Class A common stock outstanding - January 1, 2024		9,478,997
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	March 2024	3,025
Issuance of Class A common stock upon vesting of restricted stock units	May 2024	11,635
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	May 2024	25,002
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	June 2024	28,737
Issuance of Class A common stock upon vesting of restricted stock units	August 2024	1,827
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	August 2024	(22,077)
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	August 2024	15,459
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	September 2024	(60,600)
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	September 2024	21,405
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	October 2024	(50,400)
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	November 2024	(61,064)
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	November 2024	50,503
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	December 2024	(71,683)
Issuance of Class A common stock upon exchange of Class B units to Class A common stock	December 2024	5,514

Class A common shares outstanding - December 31, 2024		9,376,280

Class B Common Stock

	Transaction	# of
	Date	Shares
Class B common stock outstanding - January 1, 2024		4,431,105
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	March 2024	(3,025)
Issuance of Class B common stock upon vesting of restricted stock units	April 2024	25,298
Issuance of Class B common stock upon exercise of non-qualified options	April 2024	456
Issuance of Class B common stock upon vesting of restricted stock units	May 2024	41,484
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	May 2024	(25,002)
Issuance of Class B common stock in connection with the Neosho Acquisition	June 2024	1,580
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	June 2024	(28,737)
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	August 2024	(15,459)
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	September 2024	(21,405)
Issuance of Class B common stock upon vesting of restricted stock units	November 2024	23,037
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	November 2024	(50,503)
Cancellation of Class B common stock upon exchange of Class B units to Class A common stock	December 2024	(5,514)

Class B common shares outstanding - December 31, 2024		4,373,315

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

In November 2024, the Company issued 23,037 shares of Class B common stock upon the vesting of restricted stock units.

In November 2024, the Company redeemed 50,503 shares of Class B common stock from certain existing partners, in connection with the exchange of 21,405 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

In December 2024, the Company redeemed 5,514 shares of Class B common stock from certain existing partners, in connection with the exchange of 21,405 Class B units to Class A common stock pursuant to the Resale and Registration Rights Agreement.

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

As of December 31, 2024, the Company had purchased 265,824 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $4,625.

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

Notes receivable from partners are as follows:

	December 31, 2024	December 31, 2023
Beginning balance	$344	$437
New notes issued to partners	—	—
Repayment of notes	(94)	(95)
Interest accrued and capitalized on notes receivable	1	2
Ending balance	$251	$344

Full recourse notes receivable from partners as of December 31, 2024 and 2023 are $251 and $344, respectively. There were no limited recourse notes receivable from partners as of December 31, 2024 and 2023. There is no allowance for credit losses on notes receivable from partners as of December 31, 2024 and 2023.

13. RELATED PARTY TRANSACTIONS

During 2024 and 2023, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•
the domesticated Silvercrest Hedged Equity Fund, L.P. (formed in 2011 and formerly Silvercrest Hedged Equity Fund) (currently in liquidation),
•
Silvercrest Hedged Equity Fund (International), Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.) (currently in liquidation),
•
the domesticated Silvercrest Emerging Markets Fund, L.P. (formed in 2011 and formerly Silvercrest Emerging Markets Fund) (currently in liquidation),
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
•
Silvercrest International Fund, L.P. (previously known as Silvercrest Global Fund, L.P.),
•
Silvercrest Special Situations Fund, L.P.,
•
Silvercrest Commodity Strategies Fund, L.P. (liquidated as of December 31, 2017), and
•
Silvercrest International Small Cap Value Fund L. P. (formed in 2024).

Pursuant to agreements with the above entities, the Company provides investment advisory services and receives an annual management fee of 0% to 1.75% of assets under management and a performance fee or allocation of 0% to 10% of the above entities’ net appreciation over a high-water mark.

For the years ended December 31, 2024, 2023 and 2022 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $4,070, $4,068, and $4,413, respectively, and performance fees and allocations of $1,129, $0, and $0, respectively, which is included in equity income from investments in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the Company was owed $945 and $558, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2024, 2023 and 2022, the Company earned advisory fees of $1,856, $1,652 and $1,689, respectively, from assets managed on behalf of certain of its employees. As of December 31, 2024 and 2023, the Company is owed approximately $98 and $387, respectively, from certain of its employees, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

Income before tax expense for 2024 was $20,272. Of this amount $21,288 is from domestic sources and ($1,016) is from foreign sources. Income before tax expense for 2023 was $19,493. Of this amount $19,921 is from domestic sources and ($428) is from foreign sources. Income before tax expense for 2022 was $38,399. Of this amount $38,789 is from domestic sources and ($390) is from foreign sources.

	Year Ended December 31,
	2024	2023	2022
Current Provision:
Federal	$1,228	$823	$1,997
State and local	1,321	1,301	1,642
Foreign	—	—	—
Total Current Provision	2,549	2,124	3,639
Deferred Provision:
Federal	1,466	1,671	2,653
State and local	548	515	1,314
Foreign	—	—	—
Total Deferred Provision	2,014	2,186	3,967
Total Provision for Income Taxes	$4,563	$4,310	$7,606

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.

As of December 31, 2024 and 2023, the Company had a net deferred tax asset of $3,924 and $4,777, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2024	2023
Deferred tax assets
Intangible assets	$9,821	$9,944
Net operating losses, foreign subsidiary	$308	$141
Deferred leases	287	331
Other	63	176
Total deferred tax assets	$10,479	$10,592
Deferred tax liabilities
Intangible assets	$4,797	$4,204
Fixed assets	$1,190	$1,170
Right of use assets	206	247
Other	54	53
Total deferred tax liabilities	6,247	5,674
Net deferred tax assets (liabilities)	4,232	4,918
Less: Valuation allowance	(308)	(141)
Net deferred tax assets (liabilities)	$3,924	$4,777

The following table reconciles the provision for income taxes to the U.S. Federal statutory tax rate:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21.00%	21.00%	21.00%
Income attributable to non-controlling interests	(6.88)%	(7.07)%	(6.84)%
State and local income taxes	7.58%	7.74%	6.30%
Permanent items	0.09%	0.21%	(0.77)%
Foreign rate differential	0.20%	0.09%	(0.18)%
Other	(0.34)%	(0.22)%	0.12%
Change in valuation allowance	0.85%	0.37%	0.18%
Effective income tax rate	22.50%	22.12%	19.81%

During 2024, 2023 and 2022, the Company recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $308, $141 and $68 at December 31, 2024, 2023 and 2022, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2024, the Company’s U.S. federal income tax returns for the years 2021 through 2024 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at December 31, 2024 and 2023.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of December 31, 2024 and 2023, 822,416 and 1,110,578 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

In May 2020, the Company granted 86,764 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $10.18, Risk Free rate of 0.64% (10-year treasury rate), expiration of 10 years and volatility of 48.0%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and become exercisable into of Class B units of SLP. One third of the NQOs vested and became exercisable on each of the first, second and third anniversaries of the grant date.

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

In May 2021, the Company granted 11,635 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.61 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs vested and settled in May 2024.

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

A summary of the NQO grants by the Company as of December 31, 2024 and 2023 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2023	252,904	$10.18 – 14.54
Exercised	(22,070)	$13.97
Forfeited	(83,328)	$13.97
Total granted at December 31, 2023	147,506	$10.18 – 14.54
Granted	279,529	14.65
Exercised	(456)	14.54
Forfeited	(60,286)	14.54
Total granted at December 31, 2024	366,293	$10.18 – 14.65

A summary of the RSU grants by the Company as of December 31, 2024 and 2023 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2023	244,901	$10.18 – 21.42
Granted	113,014	18.18 – 18.61
Vested	(81,363)	(10.18 – 18.99)
Total granted at December 31, 2023	276,552	$10.18 – 21.42
Granted	68,919	14.65
Vested	(103,283)	(10.18 – 18.99)
Total granted at December 31, 2024	242,188	$13.91 – 21.42

For the years ended December 31, 2024 and 2023, the Company recorded compensation expense related to such RSUs and NQOs of $1,916 and $1,626, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended. As of December 31, 2024 and 2023, there was $3,378 and $3,288, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2024 and 2023, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.60 and 1.55 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2024, 2023 and 2022, Silvercrest made matching contributions of $118, $84 and $97, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2024, 2023 and 2022, the Company utilized “soft dollar” credits of $703, 918 and 843, respectively.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2024 and 2023.

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$30,272	$30,993	$30,424	$31,962
Income before other income (expense), net	$5,905	$5,309	$4,457	$1,956
Net income	$4,915	$4,380	$3,730	$2,684
Net income attributable to Silvercrest	$3,000	$2,665	$2,252	$1,618
Net income per share/unit - basic	$0.32	$0.28	$0.24	$0.17
Net income per share/unit - diluted	$0.32	$0.28	$0.24	$0.17
Weighted average shares/units outstanding - basic	9,480,027	9,509,711	9,541,407	9,450,344
Weighted average shares/units outstanding - diluted	9,515,581	9,547,879	9,579,172	9,487,453

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$29,430	$29,734	$29,704	$28,542
Income (loss) before other income (expense), net	$6,751	$6,518	$6,519	$(969)
Net income (loss)	$5,310	$5,135	$5,380	$(642)
Net income (loss) attributable to Silvercrest	$3,204	$3,085	$3,216	$(411)
Net income (loss) per share/unit - basic	$0.34	$0.33	$0.34	$(0.05)
Net income (loss) per share/unit – diluted	$0.33	$0.33	$0.34	$(0.04)
Weighted average shares/units outstanding - basic	9,548,766	9,456,347	9,354,747	9,368,579
Weighted average shares/units outstanding - diluted	9,577,901	9,480,079	9,378,479	9,368,579

*****