Form 10-Q
period 2025-03-31
Silvercrest Asset Management Group Inc.
filed 2025-05-08
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 5, 2025 was 9,260,655 and 4,149,032, respectively.

Except where the context requires otherwise and as otherwise set forth herein, in this report, references to the “Company”, “we”, “us” or “our” refer to Silvercrest Asset Management Group Inc. (“Silvercrest”) and its consolidated subsidiary, Silvercrest L.P., the managing member of our operating subsidiary (“Silvercrest L.P.” or “SLP”). SLP is a limited partnership whose existing limited partners are referred to in this report as “partners” or “principals.”

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients, our ability to maintain our fee structure, our particular choices with regard to investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulation coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest or employee misconduct, our expected tax rate, our expectations with respect to deferred tax assets, adverse economic or market conditions, adverse effects of management focusing on implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 which is accessible on the U.S. Securities and Exchange Commission’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$36,255	$68,611
Investments	1,007	1,354
Receivables, net	12,288	12,225
Due from Silvercrest Funds	736	945
Furniture, equipment and leasehold improvements, net	7,331	7,387
Goodwill	63,675	63,675
Operating lease assets	14,925	16,032
Finance lease assets	221	254
Intangible assets, net	16,096	16,644
Deferred tax asset	3,813	4,220
Prepaid expenses and other assets	3,579	3,085
Total assets	$159,926	$194,432
Liabilities and Equity
Accounts payable and accrued expenses	$2,494	$1,953
Accrued compensation	9,085	39,865
Operating lease liabilities	21,023	22,270
Finance lease liabilities	230	262
Deferred tax and other liabilities	10,402	10,389
Total liabilities	43,234	74,739
Commitments and Contingencies (Note 9)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,765,114 and 9,473,772 issued and outstanding, respectively, as of March 31, 2025; 10,450,559 and 9,376,280 issued and outstanding, respectively, as of December 31, 2024	107	104
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,081,052 and 4,373,315 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	39	42
Additional Paid-In Capital	59,068	56,369
Treasury stock, at cost, 1,291,342 and 1,074,279 shares as of March 31, 2025 and December 31, 2024, respectively	(23,634)	(19,728)
Accumulated other comprehensive income (loss)	(49)	(43)
Retained earnings	44,511	43,953
Total Silvercrest Asset Management Group Inc.’s equity	80,042	80,697
Non-controlling interests	36,650	38,996
Total equity	116,692	119,693
Total liabilities and equity	$159,926	$194,432

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Management and advisory fees	$30,268	$29,165
Family office services	1,124	1,107
Total revenue	31,392	30,272
Expenses
Compensation and benefits	18,881	17,669
General and administrative	7,674	6,699
Total expenses	26,555	24,368
Income before other (expense) income, net	4,837	5,904
Other (expense) income, net
Other (expense) income, net	7	8
Interest income	273	347
Interest expense	(15)	(51)
Total other (expense) income, net	265	304
Income before provision for income taxes	5,102	6,208
Provision for income taxes	1,174	1,293
Net income	3,928	4,915
Less: net income attributable to non-controlling interests	(1,459)	(1,915)
Net income attributable to Silvercrest	$2,469	$3,000
Net income per share
Basic	$0.26	$0.32
Diluted	$0.26	$0.32
Weighted average shares outstanding
Basic	9,581,779	9,480,027
Diluted	9,618,888	9,515,581

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2024	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	$82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(3,304)	(3,304)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	354	354
Net Income	—	—	—	—	—	—	—	—	3,000	3,000	1,915	4,915
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Share conversion	3	—	(3)	—	27	—	—	—	—	27	(27)	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,808)	(1,808)	—	(1,808)
Cumulative translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)	—	(10)
March 31, 2024	9,482	$103	4,428	$43	$55,835	808	$(15,057)	$(22)	$43,043	$83,945	$38,105	$122,050

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2025	9,376	$104	4,373	$42	$56,369	1,074	$(19,728)	$(43)	$43,953	$80,697	$38,996	$119,693
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Issuance of notes receivable to partners	—	—	—	—	—	—	—	—	—	—	(410)	(410)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	76	76
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	454	454
Net Income	—	—	—	—	—	—	—	—	2,469	2,469	1,459	3,928
Issuance of Class B shares	—	—	23	—	—	—	—	—	—	—	410	410
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(125)	—	—	—	—	(125)	—	(125)
Share conversion	315	3	(315)	(3)	2,824	—	—	—	—	2,824	(2,824)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(217)	—	—	—	—	217	(3,906)	—	—	(3,906)	—	(3,906)
Dividends paid on Class A common stock - $0.20 per share	—	—	—	—	—	—	—	—	(1,911)	(1,911)	—	(1,911)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
March 31, 2025	9,474	$107	4,081	$39	$59,068	1,291	$(23,634)	$(49)	$44,511	$80,042	$36,650	$116,692

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$3,928	$4,915
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	454	354
Depreciation and amortization	1,039	1,019
Deferred income taxes	295	169
Non-cash interest on notes receivable from partners	(4)	—
Interest on notes payable	—	(6)
Non-cash lease expense	1,107	1,122
Distributions received from investment funds	347	—
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	146	(2,695)
Prepaid expenses and other assets	(528)	(399)
Accounts payable and accrued expenses	529	903
Accrued compensation	(30,780)	(28,282)
Operating lease liabilities	(1,247)	(1,188)
Net cash used in operating activities	(24,714)	(24,088)
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(402)	$(603)
Net cash used in investing activities	(402)	(603)
Cash Flows from Financing Activities
Repayments of notes payable	$—	$(900)
Principal payments on financing leases	(32)	(31)
Distributions to partners	(1,507)	(3,304)
Dividends paid on Class A common stock	(1,904)	(1,801)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(3,867)	—
Payments from partners on notes receivable	76	94
Net cash used in financing activities	(7,234)	(5,942)
Effect of exchange rate changes on cash and cash equivalents	(6)	(10)
Net Decrease in Cash and Cash Equivalents	(32,356)	(30,643)
Cash and cash equivalents, beginning of period	68,611	70,301
Cash and cash equivalents, end of period	$36,255	$39,658

Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$318	$657
Interest	2	40
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$410	$—
Recognition of deferred tax assets as a result of share conversions	(125)	(1)
Accrued dividends	7	7
Purchase of shares of Class A common stock excise tax accrual	39	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 9,473,772 Class A units or approximately 70.1% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

Silvercrest L.P., together with its consolidated subsidiaries (collectively “SLP”), provides investment management and family office services to individuals and families and their trusts, and to endowments, foundations and other institutional investors primarily located in the United States of America. The business includes the management of funds of funds and other investment funds, collectively referred to as the “Silvercrest Funds.”

Silvercrest L.P. was formed on December 10, 2008 and commenced operations on January 1, 2009.

On March 11, 2004, Silvercrest Asset Management Group LLC (“SAMG LLC”) acquired 100% of the outstanding shares of James C. Edwards Asset Management, Inc. (“JCE”) and subsequently changed JCE’s name to Silvercrest Financial Services, Inc. (“SFS”). On December 31, 2004, SLP acquired 100% of the outstanding shares of the LongChamp Group, Inc. (now SAM Alternative Solutions, Inc.) (“LGI”). Effective March 31, 2005, SLP entered into an Asset Contribution Agreement with and acquired all of the assets, properties, rights and certain liabilities of Heritage Financial Management, LLC (“HFM”). Effective October 3, 2008, SLP acquired 100% of the outstanding limited liability company interests of Marathon Capital Group, LLC (“MCG”) through a limited liability company interest purchase agreement dated September 22, 2008. On November 1, 2011, SLP acquired certain assets of Milbank Winthrop & Co. (“Milbank”). On April 1, 2012, SLP acquired 100% of the outstanding limited liability company interests of MW Commodity Advisors, LLC (“Commodity Advisors”). On March 28, 2013, SLP acquired certain assets of Ten-Sixty Asset Management, LLC (“Ten-Sixty”). On June 30, 2015, SLP acquired certain assets of Jamison, Eaton & Wood, Inc. (“Jamison”). On January 11, 2016, SLP acquired certain assets of Cappiccille & Company, LLC (“Cappiccille”). On January 15, 2019, SLP acquired certain assets of Neosho Capital LLC (“Neosho”). On July 1, 2019, SLP acquired substantially all of the assets and assumed certain liabilities of Cortina Asset Management, LLC (“Cortina”). See Notes 6 and 7 for additional information related to the acquisition, goodwill and intangible assets arising from these acquisitions.

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of March 31, 2025, this liability is estimated to be $10,078 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

The TRA was effective upon the consummation of the IPO and will continue until all such tax benefits have been utilized or expired, unless Silvercrest exercises its right to terminate the TRA for an amount based on an agreed upon value of the payments remaining to be made under the agreement. The TRA will automatically terminate with respect to Silvercrest’s obligations to an SLP Partner if such SLP Partner (i) is terminated for cause, (ii) breaches his or her non-solicitation covenants with Silvercrest or any of its subsidiaries or (iii) voluntarily resigns or retires and competes with Silvercrest or any of its subsidiaries in the 12-month period following resignation of employment or retirement, and no further payments will be made to such SLP Partner under the TRA.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2024 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal years ending December 31, 2025 and 2024 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

During the three months ended March 31, 2025 and 2024, each fund is deemed to be a VoIE, and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of March 31, 2025, Silvercrest holds approximately 70.1% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

Segment Reporting

The Company views its operations as comprising one operating and reportable segment, the investment management industry. The Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources. The predominant GAAP measure monitored and reviewed by the Company’s chief operating decision maker to assess operating results and the allocation of resources is net income. The accounting policies used to measure the operating results of the segment are the same as those described in the summary of significant accounting policies.

The following table presents the segment revenue and significant expenses for the three months ended March 31, 2025.

For the Three Months Ended March 31,
2025
Revenue
Managed accounts	$29,341
Silvercrest funds	927
Tax and family office services	1,052
Fund administration	72
Total revenue	31,392
Expenses
Compensation and benefits	18,881
Occupancy and related	1,798
General and administrative	897
Professional fees	1,312
Portfolio and systems expense	1,722
Travel	435
Other segment items	1,510
Total expenses	26,555
Other income (expense), net
Interest expense	(15)
Interest and other income	280
Total other income (expense), net	265

Provision for income taxes	1,174

Net income	$3,928

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of March 31, 2025 and December 31, 2024. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2025 or 2024.

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

The Company accounts for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit as of March 31, 2025 and December 31, 2024. No goodwill impairment charges were recorded during the three months ended March 31, 2025 or 2024.

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

As of March 31, 2025, the Company had purchased 482,887 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $8,577.

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

The majority of management and advisory fees that the Company earns on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of the management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. The Company’s basic annual fee schedule for management of clients’ assets in separately managed accounts is generally: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina equity portfolios, 1.0% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance, (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance and (vi) for the global value equity strategy, 0.15% per annum on the first AUD1.5 billion, 0.14% per annum on the next AUD1.5 billion, 0.11% per annum on the next AUD1.0 billion, 0.08% per annum on the next AUD1.0 billion and 0.05% per annum above AUD5.0 billion. The Company’s fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of the Company’s client relationships involve a blended fee rate since they are invested in multiple strategies.

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

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $1,007 as of March 31, 2025 and $1,354 as of December 31, 2024, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At March 31, 2025 and December 31, 2024, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At March 31, 2025 and December 31, 2024, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2025 and December 31, 2024, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents(1)	$36,255	$36,255	$68,611	$68,611
Investments(2)	$1,007	$1,007	$1,354	$1,354

(1)
Includes $1,583 and $1,566 of cash equivalents at March 31, 2025 and December 31, 2024, respectively, that fall under Level 1 in the fair value hierarchy.
(2)
Investments consist of the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. Fair value of investments is based on the net asset value of the affiliated investment funds which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.

4. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Management and advisory fees receivable	$4,495	$5,401
Unbilled receivables	7,894	6,856
Other receivables	179	248
Receivables	12,568	12,505
Allowance for doubtful receivables	(280)	(280)
Receivables, net	$12,288	$12,225

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Leasehold improvements	$9,439	$9,439
Furniture and equipment	13,261	12,859
Artwork	619	619
Total cost	23,319	22,917
Accumulated depreciation and amortization	(15,988)	(15,530)
Furniture, equipment and leasehold improvements, net	$7,331	$7,387

Depreciation expense for the three months ended March 31, 2025 and 2024 was $458 and $414, respectively.

6. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2025 and the year ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

7. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets, net as of March 31, 2025 and December 31, 2024:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2025	$44,060	$2,461	$46,521
Balance, March 31, 2025	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2025	(27,416)	(2,461)	(29,877)
Amortization expense	(548)	—	(548)
Balance, March 31, 2025	(27,964)	(2,461)	(30,425)
Net book value	$16,096	$—	$16,096
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, March 31, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(572)	—	(572)
Balance, March 31, 2024	(25,699)	(2,461)	(28,160)
Net Book Value	$18,361	$—	$18,361

Amortization expense related to intangible assets, net was $548 and $572 for the three months ended March 31, 2025 and 2024, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2025	$1,644
2026	1,832
2027	1,828
2028	1,824
2029	1,820
Thereafter	7,148
Total	$16,096

8. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. The Company was in compliance with the covenants under the credit facility as of March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the revolving credit facility. As of March 31, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the term loan. Accrued but unpaid interest was $0 as of March 31, 2025 and December 31, 2024.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2025 and 2024 was $12 and $47, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2025 and 2024 amounted to $1,712 and $1,698, respectively. The Company received sublease income from sub-tenants during the three months ended March 31, 2025 and 2024 of $30 and $36, respectively. Therefore, for the three months ended March 31, 2025 and 2024, net rent expense amounted to $1,682 and $1,662, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2025 and December 31, 2024. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

In December 2015, the Company extended its lease related to its New York City office space. The amended lease commenced on October 1, 2017 and expires on September 30, 2028. The lease is subject to escalation clauses and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080. Monthly rent under this extension is $420.

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Operating Lease Cost	$1,532	$1,529
Financing Lease Cost:
Amortization of ROU assets	$32	$33
Interest on lease liabilities	3	4
Total	$1	$37

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2025	$4,969	$(40)	$4,929
2026	6,748	0	6,748
2027	6,715	—	6,715
2028	5,112	—	5,112
2029	498	—	498
Thereafter	1,594	—	1,594
Total	$25,636	$(40)	$25,596
Weighted-average remaining lease term – operating leases (months)			46.8
Weighted-average discount rate			4.7%

The aggregate principal balance of finance leases was $230 and $262 as of March 31, 2025 and December 31, 2024, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Finance lease assets included in furniture and equipment	$555	$555
Less: Accumulated depreciation and amortization	(334)	(301)
	$221	$254

Depreciation expense relating to finance lease assets was $32 and $33 for the three months ended March 31, 2025 and 2024, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2025	$94
2026	87
2027	47
2028	—
2029	—
Thereafter	—
Total	$228
Weighted-average remaining lease term – finance leases (months)	25.1
Weighted-average discount rate	5.3%

10. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,507 and $3,304, for the three months ended March 31, 2025 and 2024, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2025 and 2024.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2025 and 2024, SLP accrued partner incentive allocations of $6,527 and $6,977, respectively. During the three months ended March 31, 2025 and 2024, the Company distributed $30,754 and $29,622, respectively, of previously accrued partner incentive allocations.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2025
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	9,473,772	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,081,052	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the three months ended March 31, 2025 and 2024, Silvercrest did not grant restricted stock units. As of March 31, 2025, 37,109 Class A restricted stock units remain unvested.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,081,052 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 205,079 restricted stock units which will vest and settle in the form of Class B units of SLP. The 205,079 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the three months ended March 31, 2025, Silvercrest issued the following shares:

Class A Common Stock

# of
Shares
Class A common stock outstanding - January 1, 2025	9,376,280
Issuance of Class A common stock upon exchange of Class B units for Class A common stock	314,555
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	(217,063)

Class A common shares outstanding – March 31, 2025	9,473,772

Class B Common Stock

# of
Shares
Class B common stock outstanding - January 1, 2025	4,373,315
Issuance of Class B common stock	22,292
Cancellation of Class B common stock upon exchange of Class B units for Class A common stock	(314,555)

Class B common shares outstanding – March 31, 2025	4,081,052

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

11. NOTES RECEIVABLE FROM PARTNERS

Partner contributions to SLP are made in cash, in the form of five or six year interest-bearing promissory notes and/or in the form of nine year interest-bearing limited recourse promissory notes. Certain notes receivable are payable in annual installments and are collateralized by SLP’s units that are purchased with the note. Notes receivable from SLP’s partners are reflected as a reduction of non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Notes receivable from SLP’s partners are as follows for the three months ended March 31, 2025 and the year ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance	$251	$344
New notes issued to partners	$410	$—
Repayment of notes	(76)	(94)
Interest accrued and capitalized on notes receivable	4	1
Ending balance	$589	$251

Full recourse notes receivable from SLP’s partners as of March 31, 2025 and December 31, 2024 are $589 and $251, respectively. There were no limited recourse notes receivable from SLP’s partners as of March 31, 2025 or December 31, 2024. There is no allowance for credit losses on notes receivable from partners as of March 31, 2025 or December 31, 2024.

12. RELATED PARTY TRANSACTIONS

During the first three months of 2025 and 2024, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

•
the domesticated Silvercrest Hedged Equity Fund, L.P. (formed in 2011 and formerly Silvercrest Hedged Equity Fund) (currently in liquidation);
•
Silvercrest Hedged Equity Fund (International), Ltd. (which invests through Silvercrest Hedged Equity Fund, L.P.) (currently in liquidation);
•
the domesticated Silvercrest Emerging Markets Fund, L.P. (formed in 2011 and formerly Silvercrest Emerging Markets Fund) (currently in liquidation);
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

For the three months ended March 31, 2025 and 2024, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $916 and $1,005, respectively. As of March 31, 2025 and December 31, 2024, the Company was owed $736 and $945, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2025 and 2024, the Company earned management and advisory fees of $472 and $455, respectively, from assets managed on behalf of certain of its employees. As of March 31, 2025 and December 31, 2024, the Company is owed approximately $139 and $98, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

13. INCOME TAXES

As of March 31, 2025, the Company had net deferred tax assets of $3,503, which is recorded as a deferred tax asset of $3,813 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $310 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $0 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at March 31, 2025, $96 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2024, the Company had a net deferred tax asset of $3,924, which is recorded as a net deferred tax asset of $4,220 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP, a net deferred tax liability of $296 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets, and a net deferred tax liability of $0 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets.

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $370 at March 31, 2025. As of December 31, 2024, the amount of the valuation allowance was $308.

The current tax expense was $880 and $1,124 for the three months ended March 31, 2025 and 2024, respectively. Of the amount for the three months ended March 31, 2025, $646 relates to Silvercrest’s corporate tax expense, $234 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended March 31, 2025 and 2024 was $295 and $169, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2025 and 2024 is $1,174 and $1,293, respectively. There was no material discrete tax expense for both the three months ended March 31, 2025 and 2024.

The current tax expense decreased from the comparable period in 2024 mainly due a reduction in profitability.

Of the total current tax expense for the three months ended March 31, 2025 and 2024, $72 and $71, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended March 31, 2025 and 2024, $5 and $5, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2025 and 2024 related to non-controlling interests is $77 and $76, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2025, the Company’s U.S. federal income tax returns for the years 2021 through 2025 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at March 31, 2025 and 2024.

14. REDEEMABLE PARTNERSHIP UNITS

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

15. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. As of March 31, 2025, 822,416 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2021, the Company granted 11,635 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.61 per share to existing Class A unit holders. These RSUs vested and settled in the form of Class A shares of SLP in May 2024.

In August 2021, the Company granted 1,827 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.96 per share to an existing Class A unit holder. These RSUs vested and settled in the form of Class A shares of SLP in August 2024.

In May 2022, the Company granted 10,270 RSUs under the 2012 Equity Incentive Plan at a fair value of $21.42 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date.

In November 2022, the Company granted 92,154 RSUs under the 2012 Equity Incentive Plan at a fair value of $18.99 per share to existing Class B unit holders. These RSUs will vest and settle in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted will vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

In April 2023, the Company granted 101,192 RSUs under the 2012 Equity Incentive Plan at a fair value of $18.18 per share to existing Class B unit holders. These RSUs will vest and settle in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted will vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

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

In May 2024, the Company granted 53,902 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.65 per share to existing Class B unit holders. These RSUs will vest and settle in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted will vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

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

A summary of the RSU grants by the Company as of March 31, 2025 and 2024 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2025	242,188	$13.91 – 21.42
Total granted at March 31, 2025	242,188	$13.91 – 21.42

Total granted at January 1, 2024	276,549	$10.18 – 21.42
Total granted at March 31, 2024	276,549	$10.18 – 21.42

A summary of the NQO grants by the Company as of March 31, 2025 and 2024 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2025	366,293	$10.18 – 14.65
Total granted at March 31, 2025	366,293	$10.18 – 14.65

Total granted at January 1, 2024	147,506	$10.18 – 14.54
Total granted at March 31, 2024	147,506	$10.18 – 14.54

For the three months ended March 31, 2025 and 2024, the Company recorded compensation expense related to such RSUs and NQOs of $454 and $354, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of March 31, 2025 and December 31, 2024, there was $2,924 and $3,378, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2025 and December 31, 2024, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.36 and 1.60 years, respectively.

16. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2025 and 2024, Silvercrest made matching contributions of $29 and $21, respectively, for the benefit of employees.

17. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2025 and 2024, the Company utilized “soft dollar” credits of $90 and $231, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2025, our assets under management decreased by 3.3% from $36.5 billion to $35.3 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of March 31, 2025, Silvercrest L.P. has issued Restricted Stock Units exercisable for 205,079 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 29.9% partnership interest in Silvercrest L.P. as of March 31, 2025 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2025	2024
Revenue	$31,392	$30,272
Income before other income (expense), net	$4,837	$5,904
Net income	$3,928	$4,915
Net income margin	12.5%	16.2%
Net income attributable to Silvercrest	$2,469	$3,000
Adjusted EBITDA (1)	$6,497	$7,453
Adjusted EBITDA margin (2)	20.7%	24.6%
Assets under management at period end (billions)	$35.3	$34.5
Average assets under management (billions) (3)	$35.9	$33.9

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

Discretionary Managed Accounts

	For the Three Months Ended March 31,
(in billions)	2025	2024
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$22.3	$22.2
Average AUM For Discretionary Managed Accounts	$22.5	$21.9
Discretionary Managed Accounts Revenue (in millions)	$29.3	$28.2
Percentage of management and advisory fees revenue	97%	97%

Private Funds

	For the Three Months Ended March 31,
(in billions)	2025	2024
AUM concentrated in Private Funds	$0.4	$0.5
Average AUM For Private Funds	$0.5	$0.5
Private Funds Revenue (in millions)	$1.0	$1.0
Percentage of management and advisory fees revenue	3%	3%

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

The majority of management and advisory fees that we earn on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina’s equity portfolios, 1% on the first $25 million, 0.90% on the next $50 million and 0.80% on the balance, (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance and (vi) for the global value equity strategy, 0.15% per annum on the first AUD1.5 billion, 0.14% per annum on the next AUD1.5 billion, 0.11% per annum on the next AUD1.0 billion, 0.08% per annum on the next AUD1.0 billion and 0.05% per annum above AUD5.0 billion. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships involve a blended fee rate because they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.35% and 0.36% for the three months ended March 31, 2025 and 2024, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2025 and 2024. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Cash compensation and benefits (1)	$18,427	$17,315
Non-cash equity-based compensation expense	454	354
Total compensation expense	$18,881	$17,669
(1)
For the three months ended March 31, 2025 and 2024, $6,527 and $6,977, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2025 and 2024 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Management and advisory fees	$30,268	$29,165	$1,103	3.8%
Family office services	1,124	1,107	17	1.5%
Total revenue	$31,392	$30,272	$1,120	3.7%

The growth in our assets under management during the three months ended March 31, 2025 and 2024 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of January 1, 2024	$21.9	$11.4	$33.3
Gross client inflows	0.7	0.5	1.2
Gross client outflows	(1.1)	(0.4)	(1.5)
Net client flows	(0.4)	0.1	(0.3)
Market appreciation	1.2	0.3	1.5
As of March 31, 2024	$22.7	$11.8	$34.5	(1)

As of January 1, 2025	$23.3	$13.2	$36.5
Gross client inflows	1.0	0.4	1.4
Gross client outflows	(0.7)	(0.5)	(1.2)
Net client flows	0.3	(0.1)	0.2
Market depreciation	(0.9)	(0.5)	(1.4)
As of March 31, 2025	$22.7	$12.6	$35.3	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2025	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	1.1	4.4	15.4	9.8	9.3
Russell 1000 Value Index		7.2	6.6	16.2	9.2	7.9
Small Cap Value Composite	4/1/02	-4.1	3.3	15.6	6.5	9.8
Russell 2000 Value Index		-3.1	0.1	15.3	5.3	7.4
Smid Cap Value Composite	10/1/05	-0.8	1.3	14.6	6.1	8.9
Russell 2500 Value Index		-1.5	2.3	16.0	6.7	7.4
Multi Cap Value Composite	7/1/02	0.4	2.7	14.6	7.7	9.3
Russell 3000 Value Index		6.7	6.3	16.1	9.0	8.4
Equity Income Composite	12/1/03	1.2	3.0	13.2	7.3	10.5
Russell 3000 Value Index		6.7	6.3	16.1	9.0	8.5
Focused Value Composite	9/1/04	6.3	0.4	11.2	4.9	9.1
Russell 3000 Value Index		6.7	6.3	16.1	9.0	8.3
Small Cap Opportunity Composite	7/1/04	-6.2	2.8	15.0	7.9	10.2
Russell 2000 Index		-4.0	0.5	13.3	5.4	7.5
Small Cap Growth Composite	7/1/04	-8.6	-4.1	14.5	8.4	9.6
Russell 2000 Growth Index		-4.9	0.8	10.8	5.0	7.8
Smid Cap Growth Composite	1/1/06	-2.7	-3.5	14.3	10.7	10.1
Russell 2500 Growth Index		-6.4	0.6	11.4	6.7	8.7
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

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Our total revenue increased by $1.1 million, or 3.7%, to $31.4 million for the three months ended March 31, 2025 from $30.3 million for the three months ended March 31, 2024. This increase was driven by market appreciation during the twelve month period.

Total assets under management increased by $0.8 billion, or 2.3%, to $35.3 billion at March 31, 2025 from $34.5 billion at March 31, 2024. The increase was a result of market appreciation of $0.8 billion, client inflows of $5.4 billion and client outflows of $5.4 billion. During the three months ended March 31, 2025 as compared to December 31, 2024, there was a decrease of $0.6 billion in discretionary assets under management and a decrease of $0.6 billion in non-discretionary assets under management. The decrease in assets under management was primarily due to market depreciation, partially offset by net client inflows during the quarter ended

March 31, 2025. Sub-advised fund management revenue decreased to $0.2 million for the three months ended March 31, 2025 from $0.3 million for the three months ended March 31, 2024. Proprietary fund management revenue remained flat at $0.7 million for the three months ended March 31, 2025 and March 31, 2024. With respect to our discretionary assets under management, equity assets decreased by 6.2% during the three months ended March 31, 2025 and fixed income assets increased by 6.8% during the same period. For the three months ended March 31, 2025, most of the decrease in equity assets came from our small cap growth, focused opportunity and SMID growth strategies with composite returns of (15.1%), (13.9%) and (13.8%), respectively. As of March 31, 2025, the composition of our assets under management was 64% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 36% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Total AUM as of January 1,	$36.5	$33.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	23.3	21.9
New client accounts/assets (1)	0.4	—
Closed accounts (2)	—	(0.4)
Net cash inflow/(outflow) (3)	(0.1)	—
Non-discretionary to Discretionary AUM (4)	—	—
Market (depreciation)/appreciation	(0.9)	1.2
Change to Discretionary AUM	(0.6)	0.8
Total Discretionary AUM at March 31,	22.7	22.7
Change to Non-Discretionary AUM (5)	(0.6)	0.4
Total AUM as of March 31,	$35.3	$34.5
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2025 and 2024 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Compensation and benefits (1)	$18,881	$17,669	$1,212	6.9%
General, administrative and other	7,674	6,699	975	14.6%
Total expenses	$26,555	$24,368	$2,187	9.0%

(1)
For the three months ended March 31, 2025 and 2024, $6,527 and $6,977, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2025 and 2024. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Total expenses increased by $2.2 million, or 9.0%, to $26.6 million for the three months ended March 31, 2025 from $24.4 million for the three months ended March 31, 2024. This increase was attributable to increases in compensation and benefits expense of $1.2 million and general, administrative and other expenses of $1.0 million.

Compensation and benefits expense increased by $1.2 million, or 6.9% to $18.9 million for the three months ended March 31, 2025 from $17.7 million for the three months ended March 31, 2024. The increase was primarily attributable to increases in equity-based compensation of $0.1 million and salaries and benefits of $1.5 million primarily as a result of merit-based increases, partially offset by decreases in the accrual for bonuses of $0.3 million and severance expense of $0.1 million.

General and administrative expenses increased by $1.0 million, or 14.6%, to $7.7 million for the three months ended March 31, 2025 from $6.7 million for the three months ended March 31, 2024. This was primarily attributable to increases in professional fees of $0.3 million, portfolio and systems expense of $0.3 million, recruiting costs of $0.1 million, marketing and advertising costs of $0.1 million, office expenses of $0.1 million and travel and entertainment expenses of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Other income (expense), net	$7	$8	$(1)	(12.5)%
Interest income	273	347	(74)	(21.3)%
Interest expense	(15)	(51)	36	(70.6)%
Total other income (expense), net	$265	$304	$(39)	(12.8)%

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Total other income (expense) net remained flat at other income of $0.3 million for the three months ended March 31, 2025 and the three months ended March 31, 2024. Interest income decreased due to lower interest rates and lower balances in interest-bearing accounts. Interest expense decreased because of the maturity and satisfaction of our term loan under our credit facility during 2024.

Provision for Income Taxes

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

The provision for income taxes was $1.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2025 and 2024 was 23.0% and 20.8%, respectively.

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
•
Adjusted Net Income represents recurring net income without giving effect to professional fees associated with acquisitions or financing transactions, losses on forgiveness of notes receivable from our partners, gains on extinguishment of debt or other obligations related to acquisitions, impairment charges and losses on disposals or abandonment of assets and leaseholds, client reimbursements and fund redemption costs, severance and other similar expenses. Furthermore, Adjusted Net Income includes income tax expense assuming a blended corporate rate of 26%. We believe that it is important to management and investors to supplement our Condensed Consolidated Financial Statements presented on a GAAP basis with Adjusted Net Income, a non-GAAP financial measure of earnings, as this measure provides a perspective of recurring income of the Company, taking into account income attributable to both Class A and Class B stockholders.
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

	Three Months Ended March 31,
	2025	2024
Reconciliation of non-GAAP financial measure:
Net income	$3,928	$4,915
GAAP Provision for income taxes	1,174	1,293
Delaware Franchise Tax	50	50
Interest expense	15	51
Interest income	(273)	(347)
Depreciation and amortization	1,039	1,019
Equity-based compensation	454	354
Other adjustments (A)	110	118
Adjusted EBITDA	$6,497	$7,453
Adjusted EBITDA Margin	20.7%	24.6%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,928	$4,915
GAAP Provision for income taxes	1,174	1,293
Delaware Franchise Tax	50	50
Other adjustments (A)	110	118
Adjusted earnings before provision for income taxes	5,262	6,376
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,368)	(1,658)

Adjusted net income	$3,894	$4,718

GAAP net income per share (B):
Basic	$0.26	$0.32
Diluted	$0.26	$0.32

Adjusted earnings per share/unit (B):
Basic	$0.29	$0.34
Diluted	$0.27	$0.33

Shares/units outstanding:
Basic Class A shares outstanding	9,474	9,482
Basic Class B shares/units outstanding	4,081	4,428
Total basic shares/units outstanding	13,555	13,910

Diluted Class A shares outstanding (C)	9,511	9,518
Diluted Class B shares/units outstanding (D)	4,652	4,817
Total diluted shares/units outstanding	14,163	14,335

(A)
Other adjustments consist of the following:

	Three Months Ended March 31,
	2025	2024
Severance	$—	$60
Other (a)	110	58
Total other adjustments	$110	$118

(a)
For the three months ended March 31, 2025, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and sign-on bonuses of $62. For the three months ended March 31, 2024, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and software implementation costs of $10.
(B)
GAAP net income per share is strictly attributable to Class A stockholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B stockholders.
(C)
Includes 37,109 and 35,554 unvested restricted stock units at March 31, 2025 and 2024, respectively.
(D)
Includes 205,079 and 240,998 unvested restricted stock units at March 31, 2025 and 2024, respectively, and 366,293 and 147,506 unvested non-qualified options at March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. As of December 31, 2024 and 2023, we had $0 and $2.7 million outstanding under the term loan. We were in compliance with the covenants under the credit facility as of March 31, 2025.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2025 and December 31, 2024.

	As of
(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$36,255	$68,611
Accounts receivable	$12,288	$12,225
Due from Silvercrest Funds	$736	$945

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2025 and 2024. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(24,714)	$(24,088)
Net cash used in investing activities	(402)	(603)
Net cash used in financing activities	(7,234)	(5,942)
Effect of exchange rate changes on cash and cash equivalents	(6)	(10)
Net change in cash	$(32,356)	$(30,643)

Operating Activities

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

For the three months ended March 31, 2025 and 2024, operating activities used $24.7 million and $24.1 million, respectively. This difference is primarily the result of decreases in net income of $1.0 million, accounts payable and accrued expenses of $0.4 million, accrued compensation of $2.5 million and prepaid and other expenses of $0.1 million, partially offset by increases in equity-based compensation of $0.1 million, deferred tax expense of $0.1 million, distributions received from investment funds of $0.3 million and receivables and due from Silvercrest funds of $2.9 million.

Investing Activities

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

For the three months ended March 31, 2025 and 2024, investing activities used $0.4 million and $0.6 million, respectively. The primary use of cash during the three months ended March 31, 2025 and 2024 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

For the three months ended March 31, 2025 and 2024, financing activities used $7.2 million and $5.9 million, respectively. During the three months ended March 31, 2024, the Company repaid $0.9 million of principal on the term loan with City National Bank. Distributions to partners during the three months ended March 31, 2025 and 2024 were $1.5 million and $3.3 million, respectively. During the three months ended March 31, 2025 and 2024, the Company paid dividends of $1.9 million and $1.8 million, respectively, to Class A shareholders. During the three months ended March 31, 2025 and 2024, we received payments from partners on notes receivable of $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2025, we purchased approximately 217,000 shares of Class A common stock of Silvercrest Asset Management Group Inc. at a cost of $3.9 million.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2025 and December 31, 2024, there was nothing outstanding under the term loan with City National Bank.

As of March 31, 2025 and December 31, 2024, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 6, 2025.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2025 AUM	$24.0	$5.5	$5.8	$35.3
December 31, 2024 AUM	$24.7	$6.1	$5.7	$36.5

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2025 was approximately $35.9 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.6 billion for the three months ended March 31, 2025, which would cause an annualized increase or decrease in revenues of approximately $12.6 million for the three months ended March 31, 2025, at a weighted average fee rate for the three months ended March 31, 2025 of 0.35%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2025 and 2024 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2025.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

PART II - Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes made during the first quarter of 2025 to any risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Not applicable

(b) Use of Proceeds

Not applicable

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2025	76,800	$18.16	76,800	$5,976,476
February 1 - February 28, 2025	56,437	$18.49	56,437	$4,985,535
March 1 - March 31, 2025	83,826	$17.05	83,826	$3,508,237
Total	217,063	$17.82	217,063

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

As of March 31, 2025, the Company had purchased 482,887 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $8,577.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 8, 2025		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 8, 2025		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)