Form 10-Q
period 2025-06-30
Silvercrest Asset Management Group Inc.
filed 2025-07-31
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of July 28, 2025 was 8,440,574 and 4,126,476, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	5
	Notes to Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
Part II	Other Information
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46
Item 3.	Defaults of Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	47
Item 6.	Exhibits	47

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

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$30,041	$68,611
Investments	164	1,354
Receivables, net	13,129	12,225
Due from Silvercrest Funds	875	945
Furniture, equipment and leasehold improvements, net	7,302	7,387
Goodwill	63,675	63,675
Operating lease assets	15,127	16,032
Finance lease assets	189	254
Intangible assets, net	15,547	16,644
Deferred tax asset	2,737	4,220
Prepaid expenses and other assets	3,925	3,085
Total assets	$152,711	$194,432
Liabilities and Equity
Accounts payable and accrued expenses	$3,190	$1,953
Accrued compensation	17,811	39,865
Operating lease liabilities	21,071	22,270
Finance lease liabilities	197	262
Deferred tax and other liabilities	10,488	10,389
Total liabilities	52,757	74,739
Commitments and Contingencies (Note 9)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,801,353 and 8,501,241 issued and outstanding, respectively, as of June 30, 2025; 10,450,559 and 9,376,280 issued and outstanding, respectively, as of December 31, 2024	108	104
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,126,476 and 4,373,315 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	40	42
Additional Paid-In Capital	58,704	56,369
Treasury stock, at cost, 2,300,112 and 1,074,279 shares as of June 30, 2025 and December 31, 2024, respectively	(38,866)	(19,728)
Accumulated other comprehensive income (loss)	(41)	(43)
Retained earnings	44,660	43,953
Total Silvercrest Asset Management Group Inc.’s equity	64,605	80,697
Non-controlling interests	35,349	38,996
Total equity	99,954	119,693
Total liabilities and equity	$152,711	$194,432

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Management and advisory fees	$29,515	$29,900	$59,783	$59,065
Family office services	1,158	1,093	2,282	2,200
Total revenue	30,673	30,993	62,065	61,265
Expenses
Compensation and benefits	18,805	18,493	37,686	36,162
General and administrative	7,827	7,191	15,501	13,890
Total expenses	26,632	25,684	53,187	50,052
Income before other (expense) income, net	4,041	5,309	8,878	11,213
Other (expense) income, net
Other (expense) income, net	20	7	27	15
Interest income	163	289	436	636
Interest expense	(15)	(29)	(30)	(80)
Total other (expense) income, net	168	267	433	571
Income before provision for income taxes	4,209	5,576	9,311	11,784
Provision for income taxes	1,060	1,196	2,234	2,489
Net income	3,149	4,380	7,077	9,295
Less: net income attributable to non-controlling interests	(1,231)	(1,715)	(2,690)	(3,630)
Net income attributable to Silvercrest	$1,918	$2,665	$4,387	$5,665
Net income per share
Basic	$0.21	$0.28	$0.47	$0.60
Diluted	$0.21	$0.28	$0.47	$0.60
Weighted average shares outstanding
Basic	9,095,966	9,509,711	9,337,530	9,494,869
Diluted	9,124,278	9,547,879	9,370,217	9,531,730

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2024	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	$82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(3,304)	(3,304)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	354	354
Net Income	—	—	—	—	—	—	—	—	3,000	3,000	1,915	4,915
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1)	—	—	—	—	(1)	—	(1)
Share conversion	3	—	(3)	—	27	—	—	—	—	27	(27)	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,808)	(1,808)	—	(1,808)
Cumulative translation adjustment	—	—	—	—	—	—	—	(10)	—	(10)	—	(10)
March 31, 2024	9,482	$103	4,428	$43	$55,835	808	$(15,057)	$(22)	$43,043	$83,945	$38,105	$122,050
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,612)	(1,612)
Issuance of Class B shares	—	—	2	—	—	—	—	—	—	—	25	25
Equity-based compensation	11	—	67	—	54	—	—	—	—	54	431	485
Net Income	—	—	—	—	—	—	—	—	2,665	2,665	1,715	4,380
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	4	—	—	—	—	4	—	4
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share conversion	54	—	(54)	—	482	—	—	—	—	482	(482)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	—	—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Class A common stock - $0.19 per share	—	—	—	—	—	—	—	—	(1,820)	(1,820)	—	(1,820)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
June 30, 2024	9,547	$103	4,443	$43	$56,375	808	$(15,057)	$(28)	$43,888	$85,324	$38,181	$123,505

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2025	9,376	$104	4,373	$42	$56,369	1,074	$(19,728)	$(43)	$43,953	$80,697	$38,996	$119,693
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Issuance of notes receivable to partners	—	—	—	—	—	—	—	—	—	—	(410)	(410)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	76	76
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	454	454
Net Income	—	—	—	—	—	—	—	—	2,469	2,469	1,459	3,928
Issuance of Class B shares	—	—	23	—	—	—	—	—	—	—	410	410
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(125)	—	—	—	—	(125)	—	(125)
Share conversion	315	3	(315)	(3)	2,824	—	—	—	—	2,824	(2,824)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(217)	—	—	—	—	217	(3,906)	—	—	(3,906)	—	(3,906)
Dividends paid on Class A common stock - $0.20 per share	—	—	—	—	—	—	—	—	(1,911)	(1,911)	—	(1,911)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
March 31, 2025	9,474	$107	4,081	$39	$59,068	1,291	$(23,634)	$(49)	$44,511	$80,042	$36,650	$116,692
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,723)	(2,723)
Issuance of Class B shares	—	—		—	—	—	—	—	—	—	—	—
Equity-based compensation	13	1	68	1	—	—	—	—	—	2	399	401
Net Income	—	—	—	—	—	—	—	—	1,918	1,918	1,231	3,149
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(567)	—	—	—	—	(567)	—	(567)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Share conversion	23	—	(23)	—	203	—	—	—	—	203	(203)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(1,009)	—	—	—	—	1,009	(15,232)	—	—	(15,232)	—	(15,232)
Dividends paid on Class A common stock - $0.20 per share	—	—	—	—	—	—	—	—	(1,769)	(1,769)	—	(1,769)
Cumulative translation adjustment	—	—	—	—	—	—	—	8	—	8	—	8
June 30, 2025	8,501	$108	4,126	$40	$58,704	2,300	$(38,866)	$(41)	$44,660	$64,605	$35,349	$99,954

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$7,077	$9,295
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	855	839
Depreciation and amortization	2,118	2,077
Deferred income taxes	890	753
Non-cash interest on notes receivable from partners	(9)	(1)
Interest on notes payable	—	(19)
Non-cash lease expense	905	2,243
Distributions received from investment funds	1,190	—
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	(834)	(2,234)
Prepaid expenses and other assets	(790)	(191)
Accounts payable and accrued expenses	986	681
Accrued compensation	(22,054)	(19,159)
Operating lease liabilities	(1,199)	(2,391)
Net cash used in operating activities	(10,865)	(8,107)
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(872)	$(957)
Net cash used in investing activities	(872)	(957)
Cash Flows from Financing Activities
Repayments of notes payable	$—	$(2,700)
Earn-outs paid related to acquisitions	$—	$(75)
Principal payments on financing leases	(65)	(63)
Distributions to partners	(4,230)	(4,916)
Dividends paid on Class A common stock	(3,668)	(3,614)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(18,948)	—
Payments from partners on notes receivable	76	94
Net cash used in financing activities	(26,835)	(11,274)
Effect of exchange rate changes on cash and cash equivalents	2	(16)
Net Decrease in Cash and Cash Equivalents	(38,570)	(20,354)
Cash and cash equivalents, beginning of period	68,611	70,301
Cash and cash equivalents, end of period	$30,041	$49,947

Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes	$931	$1,097
Interest	6	57
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$410	$—
Recognition of deferred tax assets as a result of share conversions	(620)	182
Issuance of Class B shares of Silvercrest L.P. in conjunction with the acquisition of Neosho	—	25
Accrued dividends	12	14
Purchase of shares of Class A common stock excise tax accrual	189	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 8,501,241 Class A units or approximately 68.7% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP that were completed on June 26, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”) that requires Silvercrest to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of June 30, 2025, this liability is estimated to be $10,150 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2024 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal years ending December 31, 2025 and 2024 or any future period.

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

During the three and six months ended June 30, 2025 and 2024, each fund is deemed to be a VoIE, and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling Interest

As of June 30, 2025, Silvercrest holds approximately 68.7% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The following table presents the segment revenue and significant expenses for the three months ended June 30, 2025.

	For the Three Months Ended June 30,	For The Six Months Ended June 30,
	2025	2025
Revenue
Managed accounts	$28,605	$57,946
Silvercrest funds	911	1,837
Tax and family office services	1,078	2,130
Fund administration	79	152
Total revenue	30,673	62,065
Expenses
Compensation and benefits	18,805	37,686
Occupancy and related	1,859	3,657
General and administrative	1,232	2,129
Professional fees	1,128	2,446
Portfolio and systems expense	1,538	3,255
Travel	540	975
Other segment items	1,530	3,039
Total expenses	26,632	53,187
Other income (expense), net
Interest expense	(15)	(30)
Interest and other income	183	463
Total other income (expense), net	168	433

Provision for income taxes	1,060	2,234

Net income	$3,149	$7,077

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of June 30, 2025 and December 31, 2024. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2025 or 2024.

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

The Company has one reporting unit as of June 30, 2025 and December 31, 2024. No goodwill impairment charges were recorded during the three and six months ended June 30, 2025 and 2024.

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

Treasury Stock

On July 29, 2021, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $15,000,000 of the Company’s outstanding Class A common stock (the “2021 Repurchase Program”). The 2021 Repurchase Program ended in August 2023.

As of December 31, 2023, the Company had purchased 808,455 shares of Class A common stock pursuant to the 2021 Repurchase Program for an aggregate price of approximately $15,057.

On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program ended in April 2025.

As of June 30, 2025, the Company had purchased 709,687 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $12,119.

On May 23, 2025, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $25,000,000 of the Company’s outstanding Class A common stock (the “2025 Repurchase Program”). Repurchases under the 2025 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources. The Company intends to repurchase shares through market purchases, privately-negotiated transactions, block purchases, one or more 10b5-1 share trading plans to be established with one or more banks or brokers or otherwise in accordance with all applicable federal and state securities laws and regulations. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock.

As of June 30, 2025, the Company had purchased 781,970 shares of Class A common stock pursuant to the 2025 Repurchase Program for an aggregate price of approximately $11,690.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the OBBBA and its potential impact on the Company’s Consolidated Financial Statements.

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

In May 2025, the FASB issued ASU 2025-03, “Identifying the Accounting Acquirer in a Business Combination”. This ASU clarifies that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. ASU 2025-03 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-03 to have a material effect on the Company's Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-04, “Clarifications to Share-Based Consideration Payable by a Customer”. This ASU intends to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-04 to have a material effect on the Company's Consolidated Financial Statements.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $164 as of June 30, 2025 and $1,354 as of December 31, 2024, representing the Company’s interests in the Silvercrest Funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At June 30, 2025 and December 31, 2024, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At June 30, 2025 and December 31, 2024, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At June 30, 2025 and December 31, 2024, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents(1)	$30,041	$30,041	$68,611	$68,611
Investments(2)	$164	$164	$1,354	$1,354

(1)
Includes $1,600 and $1,566 of cash equivalents at June 30, 2025 and December 31, 2024, respectively, that fall under Level 1 in the fair value hierarchy.
(2)
Investments consist of the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. Fair value of investments is based on the net asset value of the affiliated investment funds which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.

4. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Management and advisory fees receivable	$4,064	$5,401
Unbilled receivables	9,168	6,856
Other receivables	177	248
Receivables	13,409	12,505
Allowance for doubtful receivables	(280)	(280)
Receivables, net	$13,129	$12,225

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Leasehold improvements	$9,439	$9,439
Furniture and equipment	13,731	12,859
Artwork	619	619
Total cost	23,789	22,917
Accumulated depreciation and amortization	(16,487)	(15,530)
Furniture, equipment and leasehold improvements, net	$7,302	$7,387

Depreciation expense for the three months ended June 30, 2025 and 2024 was $499 and $453, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $957 and $867, respectively.

During the three and six months ended June 30, 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236.

6. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2025 and the year ended December 31, 2024:

	June 30, 2025	December 31, 2024
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

7. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets, net as of June 30, 2025 and December 31, 2024:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2025	$44,060	$2,461	$46,521
Balance, June 30, 2025	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2025	(27,416)	(2,461)	(29,877)
Amortization expense	(1,097)	—	(1,097)
Balance, June 30, 2025	(28,513)	(2,461)	(30,974)
Net book value	$15,547	$—	$15,547
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, June 30, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(1,145)	—	(1,145)
Balance, June 30, 2024	(26,272)	(2,461)	(28,733)
Net Book Value	$17,788	$—	$17,788

Amortization expense related to intangible assets, net was $548 and $573 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to intangible assets, net was $1,097 and $1,145 for the six months ended June 30, 2025 and 2024, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2025	$1,095
2026	1,832
2027	1,828
2028	1,824
2029	1,820
Thereafter	7,148
Total	$15,547

8. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. The Company was in compliance with the covenants under the credit facility as of June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the revolving credit facility. As of June 30, 2025 and December 31, 2024, the Company did not have any outstanding borrowings under the term loan.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2025 and 2024 was $12 and $25, respectively. Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the six months ended June 30, 2025 and 2024 was $24 and $72, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended June 30, 2025 and 2024 amounted to $1,745 and $1,694, respectively. The Company received sublease income from sub-tenants during the three months ended June 30, 2025 and 2024 of $10 and $30, respectively. Therefore, for the three months ended June 30, 2025 and 2024, net rent expense amounted to $1,735 and $1,664, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Rent expense charged to operations for the six months ended June 30, 2025 and 2024 amounted to $3,457 and $3,392, respectively. The Company received sublease income from sub-tenants during the six months ended June 30, 2025 and 2024 of $40 and $66, respectively. Therefore, for the six months ended June 30, 2025 and 2024, net rent expense amounted to $3,417 and $3,326, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2025 and December 31, 2024. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

In December 2015, the Company extended its lease related to its New York City office space. The amended lease commenced on October 1, 2017 and expires on September 30, 2028. The lease is subject to escalation clauses and provides for a rent-free period of twelve months and for tenant improvements of up to $2,080. Monthly rent under this extension is $420.

In February 2025, the Company entered into a lease agreement for office space in Singapore. The lease commenced on May 16, 2025 and has an expiration date of May 15, 2031. The lease is subject to escalation clauses. Monthly rent expense is S$34 ($26). The Company paid a refundable security deposit of S$94 ($74).

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Lease Cost	$1,572	$1,529	$3,105	$3,058
Financing Lease Cost:
Amortization of ROU assets	$32	$33	65	65
Interest on lease liabilities	3	3	6	7
Total	$35	$36	71	72

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2025	$3,462	$—	$3,462
2026	7,059	—	7,059
2027	7,026	—	7,026
2028	5,429	—	5,429
2029	819	—	819
Thereafter	2,035	—	2,035
Total	$25,830	$—	$25,830
Weighted-average remaining lease term – operating leases (months)			48.3
Weighted-average discount rate			5.1%

The aggregate principal balance of finance leases was $197 and $262 as of June 30, 2025 and December 31, 2024, respectively.

The assets relating to finance leases that are included in equipment as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Finance lease assets included in furniture and equipment	$555	$555
Less: Accumulated depreciation and amortization	(366)	(301)
	$189	$254

Depreciation expense relating to finance lease assets was $33 and $32 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense relating to finance lease assets was $65 and $65 for the six months ended June 30, 2025 and 2024, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2025
2026	61
2027	87
2028	47
2029	—
Thereafter	—
Total	$195
Weighted-average remaining lease term – finance leases (months)	22.8
Weighted-average discount rate	5.3%

10. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $2,723 and $1,612, for the three months ended June 30, 2025 and 2024, respectively. Partnership distributions totaled $4,230 and $4,916, for the six months ended June 30, 2025 and 2024, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2025 and 2024.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended June 30, 2025 and 2024, SLP accrued partner incentive allocations of $6,826 and $7,514, respectively. During the six months ended June 30, 2025 and 2024, SLP accrued partner incentive allocations of $13,353 and $14,491, respectively. During the six months ended June 30, 2025 and 2024, the Company distributed $30,754 and $30,008, respectively, of previously accrued partner incentive allocations.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2025
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	8,501,241	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,126,476	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the six months ended June 30, 2025 and 2024, Silvercrest granted 0 and 15,017 restricted stock units, respectively. As of June 30, 2025, 23,426 Class A restricted stock units remain unvested.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,126,476 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 137,100 restricted stock units which will vest and settle in the form of Class B units of SLP. The 137,100 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the six months ended June 30, 2025, Silvercrest issued the following shares:

Class A Common Stock

# of
Shares
Class A common stock outstanding - January 1, 2025	9,376,280
Issuance of Class A common stock upon exchange of Class B units for Class A common stock	337,111
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	(1,225,833)
Issuance of Class A common stock upon vesting of restricted stock units	13,683

Class A common shares outstanding – June 30, 2025	8,501,241

Class B Common Stock

# of
Shares
Class B common stock outstanding - January 1, 2025	4,373,315
Issuance of Class B common stock	22,292
Cancellation of Class B common stock upon exchange of Class B units for Class A common stock	(337,111)
Issuance of Class A common stock upon vesting of restricted stock units	67,980

Class B common shares outstanding – June 30, 2025	4,126,476

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

Notes receivable from SLP’s partners are as follows for the six months ended June 30, 2025 and the year ended December 31, 2024:

	June 30, 2025	December 31, 2024
Beginning balance	$251	$344
New notes issued to partners	$410	$—
Repayment of notes	(76)	(94)
Interest accrued and capitalized on notes receivable	9	1
Ending balance	$594	$251

Full recourse notes receivable from SLP’s partners as of June 30, 2025 and December 31, 2024 are $594 and $251, respectively. There were no limited recourse notes receivable from SLP’s partners as of June 30, 2025 or December 31, 2024. There is no allowance for credit losses on notes receivable from partners as of June 30, 2025 or December 31, 2024.

12. RELATED PARTY TRANSACTIONS

During the first six months of 2025 and 2024, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2025 and 2024, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $911 and $1,007, respectively. For the six months ended June 30, 2025 and 2024, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,837 and $2,012, respectively. As of June 30, 2025 and December 31, 2024, the Company was owed $875 and $945, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2025 and 2024, the Company earned management and advisory fees of $471 and $462, respectively, from assets managed on behalf of certain of its employees. For the six months ended June 30, 2025 and 2024, the Company earned management and advisory fees of $943 and $917, respectively, from assets managed on behalf of certain of its employees. As of June 30, 2025 and December 31, 2024, the Company is owed approximately $101 and $98, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

13. INCOME TAXES

As of June 30, 2025, the Company had net deferred tax assets of $2,413, which is recorded as a deferred tax asset of $2,737 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP, a deferred tax liability of $324 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets and a deferred tax liability of $0 related to the corporate activity of SFS which is primarily related to temporary differences between the financial statement and tax bases of intangible assets. Of the total net deferred taxes at June 30, 2025, $108 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $457 at June 30, 2025. As of December 31, 2024, the amount of the valuation allowance was $308.

The current tax expense was $464 and $612 for the three months ended June 30, 2025 and 2024, respectively. Of the amount for the three months ended June 30, 2025, $177 relates to Silvercrest’s corporate tax expense, $287 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended June 30, 2025 and 2024 was $596 and $583, respectively. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2025 and 2024 is $1,060 and $1,196, respectively. There was no material discrete tax expense for both the three months ended June 30, 2025 and 2024.

The current tax expense was $1,344 and $1,736 for the six months ended June 30, 2025 and 2024, respectively. Of the amount for the six months ended June 30, 2025, $823 relates to Silvercrest’s corporate tax expense, $521 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the six months ended June 30, 2025 and 2024 was $890 and $753, respectively. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2025 and 2024 is $2,234 and $2,489, respectively. There was no material discrete tax expense for both the six months ended June 30, 2025 and 2024.

The current tax expense decreased from the comparable period in 2024 mainly due a reduction in profitability.

Of the total current tax expense for the three months ended June 30, 2025 and 2024, $92 and $73, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended June 30, 2025 and 2024, $5 and $3, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2025 and 2024 related to non-controlling interests is $97 and $76, respectively.

Of the total current tax expense for the six months ended June 30, 2025 and 2024, $164 and $144, respectively, relates to non-controlling interests. Of the deferred tax expense for the six months ended June 30, 2025 and 2024, $9 and $8, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2025 and 2024 related to non-controlling interests is $173 and $152, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2025, the Company’s U.S. federal income tax returns for the years 2021 through 2025 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not believe that it has any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Furthermore, the Company does not have any material uncertain tax positions at June 30, 2025 and 2024.

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

15. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. On June 4, 2025, the 2012 Equity Incentive Plan was further amended to increase the number of shares issuable under the plan by 1,500,000, to a total of 4,237,500. As of June 30, 2025, 2,322,416 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

A summary of the RSU grants by the Company as of June 30, 2025 and 2024 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2025	242,188	$13.91 – 21.42
Vested	(81,663)	$13.91 – 21.42
Total granted at June 30, 2025	160,525	$14.65 – 18.99

Total granted at January 1, 2024	276,552	$10.18 – 21.42
Granted	68,919	14.65
Vested	(78,418)	$10.18 – 18.18
Total granted at June 30, 2024	267,053	$13.91 – 21.42

A summary of the NQO grants by the Company as of June 30, 2025 and 2024 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2025	366,293	$10.18 – 14.65
Total granted at June 30, 2025	366,293	$10.18 – 14.65

Total granted at January 1, 2024	147,506	$10.18 – 14.54
Granted	279,529	14.65
Exercised	(456)	14.54
Forfeited	(60,286)	14.54
Total granted at June 30, 2024	366,293	$10.18 – 14.65

For the three months ended June 30, 2025 and 2024, the Company recorded compensation expense related to such RSUs and NQOs of $401 and $485, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. For the six months ended June 30, 2025 and 2024, the Company recorded compensation expense related to such RSUs and NQOs of $855 and $839, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of June 30, 2025 and December 31, 2024, there was $2,542 and $3,378, respectively, of unrecognized compensation expense related to unvested awards. As of June 30, 2025 and December 31, 2024, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.16 and 1.60 years, respectively.

16. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2025 and 2024, Silvercrest made matching contributions of $30 and $22, respectively, for the benefit of employees. For the six months ended June 30, 2025 and 2024, Silvercrest made matching contributions of $59 and $43, respectively, for the benefit of employees.

17. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2025 and 2024, the Company utilized “soft dollar” credits of $90 and $194, respectively. For the six months ended June 30, 2025 and 2024, the Company utilized “soft dollar” credits of $180 and $425, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2025, our assets under management increased by 4.0% from $35.3 billion to $36.7 billion. During the six months ended June 30, 2025, our assets under management increased by 0.5% from $36.5 billion to $36.7 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of June 30, 2025, Silvercrest L.P. has issued Restricted Stock Units exercisable for 137,100 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 31.3% partnership interest in Silvercrest L.P. as of June 30, 2025 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2025	2024	2025	2024
Revenue	$30,673	$30,993	$62,065	$61,265
Income before other income (expense), net	$4,041	$5,309	$8,878	$11,213
Net income	$3,149	$4,380	$7,077	$9,295
Net income margin	10.3%	14.1%	11.4%	15.2%
Net income attributable to Silvercrest	$1,918	$2,665	$4,387	$5,665
Adjusted EBITDA (1)	$5,735	$7,232	$12,232	$14,685
Adjusted EBITDA margin (2)	18.7%	23.3%	19.7%	24.0%
Assets under management at period end (billions)	$36.7	$33.4	$36.7	$33.4
Average assets under management (billions) (3)	$36.0	$34.0	$36.6	$33.4

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

Discretionary Managed Accounts

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in billions)	2025	2024	2025	2024
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$23.3	$21.2	$23.3	$21.2
Average AUM For Discretionary Managed Accounts	$23.3	$21.7	$23.1	$21.4
Discretionary Managed Accounts Revenue (in millions)	$28.6	$28.9	$57.9	$57.1
Percentage of management and advisory fees revenue	97%	97%	97%	96%

Private Funds

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in billions)	2025	2024	2025	2024
AUM concentrated in Private Funds	$0.4	$0.4	$0.4	$0.4
Average AUM For Private Funds	$0.4	$0.5	$0.5	$0.4
Private Funds Revenue (in millions)	$0.8	$1.0	$1.8	$2.0
Percentage of management and advisory fees revenue	3%	3%	3%	3%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.34% and 0.37% for the three months ended June 30, 2025 and 2024, respectively. Our average annual management fee was 0.34% and 0.37% for the six months ended June 30, 2025 and 2024, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2025 and 2024. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cash compensation and benefits (1)	$18,404	$18,008	$36,831	$35,323
Non-cash equity-based compensation expense	401	485	855	839
Total compensation expense	$18,805	$18,493	$37,686	$36,162
(1)
For the three months ended June 30, 2025 and 2024, $6,826 and $7,514, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025 and 2024, $13,353 and $14,491, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2025 and 2024 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Management and advisory fees	$29,515	$29,900	$(385)	(1.3)%
Family office services	1,158	1,093	65	5.9%
Total revenue	$30,673	$30,993	$(320)	(1.0)%

	For the Six Months Ended June 30,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Management and advisory fees	$59,783	$59,065	$718	1.2%
Family office services	2,282	2,200	82	3.7%
Total revenue	$62,065	$61,265	$800	1.3%

The growth in our assets under management during the three and six months ended June 30, 2025 and 2024 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of March 31, 2024	$22.7	$11.8	$34.5
Gross client inflows	0.6	0.0	0.6
Gross client outflows	(1.5)	—	(1.5)
Net client flows	(0.9)	—	(0.9)
Market (depreciation)	(0.2)	—	(0.2)
As of June 30, 2024	$21.6	$11.8	$33.4	(1)

As of March 31, 2025	$22.7	$12.6	$35.3
Gross client inflows	0.6	0.3	0.9
Gross client outflows	(1.0)	(0.3)	(1.3)
Net client flows	(0.4)	—	(0.4)
Market appreciation	1.4	0.4	1.8
As of June 30, 2025	$23.7	$13.0	$36.7	(1)

As of January 1, 2024	$21.9	$11.4	$33.3
Gross client inflows	1.2	0.5	1.7
Gross client outflows	(2.5)	(0.5)	(3.0)
Net client flows	(1.3)	—	(1.3)
Market appreciation	1.0	0.4	1.4
As of June 30, 2024	$21.6	$11.8	$33.4	(1)

As of January 1, 2025	$23.3	$13.2	$36.5
Gross client inflows	1.6	0.7	2.3
Gross client outflows	(1.7)	(0.8)	(2.5)
Net client flows	(0.1)	(0.1)	(0.2)
Market appreciation/(depreciation)	0.5	(0.1)	0.4
As of June 30, 2025	$23.7	$13.0	$36.7	(1)

(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2025	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	10.1	12.6	13.4	10.7	9.6
Russell 1000 Value Index		13.7	12.8	13.9	9.6	8.0
Small Cap Value Composite	4/1/02	-0.1	7.4	11.9	6.0	9.7
Russell 2000 Value Index		5.5	7.5	12.5	4.9	7.5
Smid Cap Value Composite	10/1/05	8.7	8.6	11.8	6.4	9.2
Russell 2500 Value Index		10.5	10.7	14.0	6.9	7.7
Multi Cap Value Composite	7/1/02	11.4	11.3	12.0	8.5	9.6
Russell 3000 Value Index		13.3	12.5	13.9	9.3	8.4
Equity Income Composite	12/1/03	9.6	9.9	11.4	7.7	10.7
Russell 3000 Value Index		13.3	12.5	13.9	9.3	8.6
Focused Value Composite	9/1/04	15.1	8.0	9.1	5.7	9.4
Russell 3000 Value Index		13.3	12.5	13.9	9.3	8.4
Global Value Opportunity Composite	1/1/20	19.5	16.2	15.3	—	11.0
MSCI ACWI Value - Net Index		15.6	13.1	13.0	—	7.8
Small Cap Opportunity Composite	7/1/04	3.0	11.4	11.1	7.6	10.4
Russell 2000 Index		7.7	10.0	10.0	5.5	7.8
Small Cap Growth Composite	7/1/04	6.5	8.8	9.2	8.0	10.1
Russell 2000 Growth Index		9.7	12.4	7.4	5.7	8.3
Smid Cap Growth Composite	1/1/06	16.2	11.3	8.9	11.3	10.7
Russell 2500 Growth Index		8.8	12.1	7.5	7.5	9.2
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

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Our total revenue decreased by $0.3 million, or 1.0%, to $30.7 million for the three months ended June 30, 2025 from $31.0 million for the three months ended June 30, 2024. This decrease was driven by a decrease in the average annual management fee rate.

Total assets under management increased by $3.3 billion, or 9.9%, to $36.7 billion at June 30, 2025 from $33.4 billion at June 30, 2024. The increase was a result of market appreciation of $2.8 billion, client inflows of $5.7 billion and client outflows of

$5.2 billion. During the three months ended June 30, 2025 as compared to March 31, 2025, there was an increase of $1.0 billion in discretionary assets under management and an increase of $0.4 billion in non-discretionary assets under management. The increase in assets under management was primarily due to market appreciation, partially offset by net client outflows during the quarter ended June 30, 2025. Sub-advised fund management revenue decreased to $0.2 million for the three months ended June 30, 2025 from $0.3 million for the three months ended June 30, 2024. Proprietary fund management revenue remained flat at $0.7 million for the three months ended June 30, 2025 and June 30, 2024. With respect to our discretionary assets under management, equity assets increased by 7.3% during the three months ended June 30, 2025 and fixed income assets decreased by 1.8% during the same period. For the three months ended June 30, 2025, most of the increase in equity assets came from our large cap growth, SMID growth and international small cap value strategies with composite returns of 16.8%, 15.7% and 15.1%, respectively. As of June 30, 2025, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Total AUM as of March 31,	$35.3	$34.5
Discretionary AUM:
Total Discretionary AUM as of March 31,	22.7	22.7
New client accounts/assets (1)	0.1	—
Closed accounts (2)	(0.1)	—
Net cash inflow/(outflow) (3)	(0.4)	(1.0)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation/(depreciation)	1.4	(0.1)
Change to Discretionary AUM	1.0	(1.1)
Total Discretionary AUM at June 30,	23.7	21.6
Change to Non-Discretionary AUM (5)	0.4	—
Total AUM as of June 30,	$36.7	$33.4
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Our total revenue increased by $0.8 million, or 1.3%, to $62.1 million for the six months ended June 30, 2025, from $61.3 million for the six months ended June 30, 2024. This increase was driven by market appreciation partially offset by net client outflows.

Total assets under management increased by $3.3 billion, or 9.9%, to $36.7 billion at June 30, 2025 from $33.4 billion at June 30, 2024. From June 30, 2024, there was market appreciation of $2.8 billion, client inflows of $5.7 billion, and client outflows of $5.2 billion. During the six months ended June 30, 2025, from December 31, 2024, there was an increase of $0.4 billion in discretionary assets under management and a decrease of $0.2 billion in non-discretionary assets under management. The increase in assets under management as of June 30, 2025 as compared to December 31, 2024 was primarily due to market appreciation during the period partially offset by net client outflows during the period. Sub-advised fund management revenue decreased to $0.4 million for the six months ended June 30, 2025 from $0.6 million for the six months ended June 30, 2024. Proprietary fund management revenue remained flat at $1.4 million for the six months ended June 30, 2025 and 2024. With respect to our discretionary assets under management, equity assets experienced an increase of 0.7% during the six months ended June 30, 2025 and fixed income assets increased by 4.9% during the same period. For the six months ended June 30, 2025, most of the increase in equity assets came from our focused international value, emerging markets American Depository Receipts and international small cap value strategies with composite returns of 22.5%, 21.7% and 21.0%, respectively. As of June 30, 2025, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets, which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Total AUM as of January 1,	$36.5	$33.3
Discretionary AUM:
Total Discretionary AUM as of January 1,	23.3	21.9
New client accounts/assets (1)	0.5	—
Closed accounts (2)	(0.1)	(0.5)
Net cash inflow/(outflow) (3)	(0.5)	(0.9)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation	0.5	1.1
Change to Discretionary AUM	0.4	(0.3)
Total Discretionary AUM at June 30,	23.7	21.6
Change to Non-Discretionary AUM (5)	(0.2)	0.4
Total AUM as of June 30,	$36.7	$33.4

(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and six months ended June 30, 2025 and 2024 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Compensation and benefits (1)	$18,805	$18,493	$312	1.7%
General, administrative and other	7,827	7,191	636	8.8%
Total expenses	$26,632	$25,684	$948	3.7%

	For the Six Months Ended June 30,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Compensation and benefits (1)	$37,686	$36,162	$1,524	4.2%
General, administrative and other	$15,501	13,890	1,611	11.6%
Total expenses	$53,187	$50,052	$3,135	6.3%

(1)
For the three months ended June 30, 2025 and 2024, $6,826 and $7,514, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025 and 2024, $13,353 and $14,491, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2025 and 2024. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Total expenses increased by $0.9 million, or 3.7%, to $26.6 million for the three months ended June 30, 2025 from $25.7 million for the three months ended June 30, 2024. This increase was attributable to increases in compensation and benefits expense of $0.3 million and general, administrative and other expenses of $0.6 million.

Compensation and benefits expense increased by $0.3 million, or 1.7% to $18.8 million for the three months ended June 30, 2025 from $18.5 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in salaries and benefits of $1.2 million primarily as a result of merit-based increases and newly-hired staff, partially offset by decreases in the accrual for bonuses of $0.8 million and equity-based compensation of $0.1 million.

General and administrative expenses increased by $0.6 million, or 8.8%, to $7.8 million for the three months ended June 30, 2025 from $7.2 million for the three months ended June 30, 2024. This was primarily attributable to increases in professional fees of $0.2 million, occupancy and related costs of $0.1 million primarily related to new office space in Singapore, marketing and advertising costs of $0.1 million, shareholder expenses of $0.1 million and travel and entertainment expenses of $0.1 million.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Total expenses increased by $3.1 million, or 6.3%, to $53.2 million for the six months ended June 30, 2025 from $50.1 million for the six months ended June 30, 2024. This increase was attributable to increases in compensation and benefits expense of $1.5 million and general, administrative and other expenses of $1.6 million.

Compensation and benefits expense increased by $1.5 million, or 4.2% to $37.7 million for the six months ended June 30, 2025 from $36.2 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in salaries and benefits of $2.7 million primarily as a result of merit-based increases and newly-hired staff, partially offset by decreases in the accrual for bonuses of $1.1 million and severance expense of $0.1 million.

General and administrative expenses increased by $1.6 million, or 11.6%, to $15.5 million for the six months ended June 30, 2025 from $13.9 million for the six months ended June 30, 2024. This was primarily attributable to increases in professional fees of $0.6 million, occupancy and related costs of $0.1 million primarily related to new office space in Singapore, portfolio and systems expense of $0.3 million, shareholder expenses of $0.1 million, marketing and advertising costs of $0.1 million, office expenses of $0.1 million, sub-advisory and referral fees of $0.1 million and travel and entertainment expenses of $0.2 million.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Other income (expense), net	$20	$7	$13	185.7%
Interest income	163	289	(126)	(43.6)%
Interest expense	(15)	(29)	14	(48.3)%
Total other income (expense), net	$168	$267	$(99)	(37.1)%

	For the Six Months Ended June 30,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Other income (expense), net	$27	$15	$12	80.0%
Interest income	436	636	(200)	(31.4)%
Interest expense	(30)	(80)	50	(62.5)%
Total other income (expense), net	$433	$571	$(138)	(24.2)%

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Total other income (expense) net decreased to other income of $0.2 million for the three months ended June 30, 2025 from other income of $0.3 million for the three months ended June 30, 2024. Interest income decreased due to lower interest rates and lower balances in interest-bearing accounts. Interest expense decreased because of the maturity and satisfaction of our term loan under our credit facility during 2024.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Total other income (expense) net decreased to other income of $0.4 million for the six months ended June 30, 2025 from other income of $0.6 million for the six months ended June 30, 2024. Interest income decreased due to lower interest rates and lower balances in interest-bearing accounts. Interest expense decreased because of the maturity and satisfaction of our term loan under our credit facility during 2024.

Provision for Income Taxes

Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

The provision for income taxes was $1.1 million and $1.2 million for the three months ended June 30, 2025 and 2024, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2025 and 2024 was 25.2% and 21.4%, respectively.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

The provision for income taxes was $2.2 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2025 and 2024 was 24.0% and 21.1%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of non-GAAP financial measure:
Net income	$3,149	$4,380	$7,077	$9,295
GAAP Provision for income taxes	1,060	1,196	2,234	2,489
Delaware Franchise Tax	50	50	100	100
Interest expense	15	29	30	80
Interest income	(163)	(289)	(436)	(636)
Depreciation and amortization	1,079	1,058	2,118	2,077
Equity-based compensation	401	485	855	839
Other adjustments (A)	144	323	254	441
Adjusted EBITDA	$5,735	$7,232	$12,232	$14,685
Adjusted EBITDA Margin	18.7%	23.3%	19.7%	24.0%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$3,149	$4,380	$7,077	$9,295
GAAP Provision for income taxes	1,060	1,196	2,234	2,489
Delaware Franchise Tax	50	50	100	100
Other adjustments (A)	144	323	254	441
Adjusted earnings before provision for income taxes	4,403	5,949	9,665	12,325
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(1,145)	(1,547)	(2,513)	(3,205)

Adjusted net income	$3,258	$4,402	$7,152	$9,121

GAAP net income per share (B):
Basic	$0.21	$0.28	$0.47	$0.60
Diluted	$0.21	$0.28	$0.47	$0.60

Adjusted earnings per share/unit (B):
Basic	$0.26	$0.31	$0.57	$0.65
Diluted	$0.25	$0.30	$0.54	$0.63

Shares/units outstanding:
Basic Class A shares outstanding	8,501	9,547	8,501	9,547
Basic Class B shares/units outstanding	4,127	4,443	4,127	4,443
Total basic shares/units outstanding	12,628	13,990	12,628	13,990

Diluted Class A shares outstanding (C)	8,525	9,586	8,525	9,586
Diluted Class B shares/units outstanding (D)	4,630	5,038	4,630	5,038
Total diluted shares/units outstanding	13,155	14,624	13,155	14,624

(A)
Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Severance	$—	$—	—	60
Other (a)	144	323	254	381
Total other adjustments	$144	$323	$254	$441

(a)
For the three months ended June 30, 2025, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, legal fees of $84 related to our application for licensure in the European Union (the “EU”) and rent expense of $12. For the six months ended June 30, 2025, represents an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives, legal fees of $84 related to our application for licensure in the EU, sign-on bonuses paid to certain employees of $62 and rent expense of $12. For the three months ended June 30, 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, sign on bonuses paid to certain employees of $188, professional fees of $26 related to a transfer pricing project, legal fees of $46 and software implementation costs of $3. For the six months ended June 30, 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives, sign on bonuses paid to certain employees of $188, professional fees of $26 related to a transfer pricing project, legal fees of $46 and software implementation costs of $13.
(B)
GAAP net income per share is strictly attributable to Class A stockholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B stockholders.
(C)
Includes 23,426 and 38,936 unvested restricted stock units at June 30, 2025 and 2024, respectively.
(D)
Includes 137,100 and 228,118 unvested restricted stock units at June 30, 2025 and 2024, respectively, and 366,293 unvested non-qualified options at June 30, 2025 and 2024.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First

Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. As of June 30, 2025 and December 31, 2024, we had $0 outstanding under the term loan. We were in compliance with the covenants under the credit facility as of June 30, 2025.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2025 and December 31, 2024.

	As of
(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$30,041	$68,611
Accounts receivable	$13,129	$12,225
Due from Silvercrest Funds	$875	$945

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $10.2 million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2025 and 2024. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(10,865)	$(8,107)
Net cash used in investing activities	(872)	(957)
Net cash used in financing activities	(26,835)	(11,274)
Effect of exchange rate changes on cash and cash equivalents	2	(16)
Net change in cash	$(38,570)	$(20,354)

Operating Activities

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

For the six months ended June 30, 2025 and 2024, operating activities used $10.9 million and $8.1 million, respectively. This difference is primarily the result of decreases in net income of $2.2 million, accrued compensation of $2.9 million, prepaid and other expenses of $0.6 million and non-cash lease expense of 1.3 million, partially offset by increases in distributions received from investment funds of $1.2 million, operating lease liabilities of $1.2 million, deferred tax expense of $0.1 million, accounts payable and accrued expenses of $0.3 million and receivables and due from Silvercrest funds of $1.4 million.

Investing Activities

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

For the six months ended June 30, 2025 and 2024, investing activities used $0.9 million and $1.0 million, respectively. The primary use of cash during the six months ended June 30, 2025 and 2024 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

For the six months ended June 30, 2025 and 2024, financing activities used $26.8 million and $11.3 million, respectively. During the six months ended June 30, 2025 and 2024, the Company repaid $0 and $2.7 million, respectively, of principal on the term loan with City National Bank. Distributions to partners during the six months ended June 30, 2025 and 2024 were $4.2 million and $4.9 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid dividends of $3.7 million and $3.6 million, respectively, to Class A shareholders. During the six months ended June 30, 2025 and 2024, we received payments from partners on notes receivable of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, we made earnout payments of $0 and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, we purchased approximately 1,226,000 and 262,000 shares of Class A common stock of Silvercrest Asset Management Group Inc., respectively, at a cost of $19.1 million and $5.0 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of June 30, 2025 and December 31, 2024, there was nothing outstanding under the term loan with City National Bank.

As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 6, 2025.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2025 AUM	$25.1	$5.6	$6.0	$36.7
December 31, 2024 AUM	$24.7	$6.1	$5.7	$36.5

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

The average value of our assets under management for the three and six months ended June 30, 2025 was approximately $36.0 and $36.6 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.6 and $3.7 billion for the three and six months ended June 30, 2025, respectively, which would cause an annualized increase or decrease in revenues of approximately $12.3 and $12.4 million, respectively, for the three and six months ended June 30, 2025, at a weighted average fee rate for the three and six months ended June 30, 2025 of 0.34% and 0.34%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended June 30, 2025 and 2024 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2025.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

PART II - Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes made during the second quarter of 2025 to any risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Not applicable

(b) Use of Proceeds

Not applicable

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
April 1 - April 30, 2025	226,800	$15.69	226,800	$1,273
May 1 - May 31, 2025	375,249	$14.55	375,249	$19,545,212
June 1 - June 30, 2025	406,721	$15.03	406,721	$13,425,549
Total	1,008,770	$15.19	1,008,770

(1)
On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program ended in April 2025.

As of June 30, 2025, the Company had purchased 709,687 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $12,119.

On May 22, 2025, Silvercrest Asset Management Group Inc. (the “Company”) announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $25,000,000 of the Company’s outstanding Class A common stock (the “2025 Repurchase Program”). Repurchases under the 2025 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources. Under the 2025 Repurchase Program, the Company intends to repurchase shares through market purchases, privately-negotiated transactions, block purchases, one or more 10b5-1 share trading plans to be established with one or more banks or brokers or otherwise in accordance with all applicable federal and state securities laws and regulations. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock.

As of June 30, 2025, the Company had purchased 781,970 shares of Class A common stock pursuant to the 2025 Repurchase Program for an aggregate price of approximately $11,690.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

4.4+

Amendment to the Silvercrest Asset Management Group Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed April 30, 2025).

10.1

First Amendment to the Amended and Restated Credit Agreement, dated as of June 18, 2025, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 18, 2025).

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

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	July 31, 2025		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	July 31, 2025		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)