Form 10-K
period 2025-12-31
Silvercrest Asset Management Group Inc.
filed 2026-03-16
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $129.9 million based on the closing price of $15.86 for one share of common stock, as reported on The Nasdaq Global Market on June 30, 2025.

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of March 13, 2026 were 7,663,783 and 4,130,232, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•
We could be subject to regulatory investigations, which could harm our reputation and cause our funds to lose existing investors or us to lose existing clients or fail to attract new investors or clients.

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
•
Reductions in business sourced through third-party distribution channels, or their poor reviews of us or our strategies, could materially reduce our revenue and ability to attract new clients.
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

•
Future issuances and sales of our Class A common stock in the public market could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute individual stockholders' ownership in our stock.
•
The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business.
•
Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated by laws could discourage a change of control that our stockholders may favor, which also could adversely affect the market price of our Class A common stock.
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

Our Company

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking comprehensive oversight of their financial affairs. As of December 31, 2025, our assets under management were $37.0 billion.

We were founded 23 years ago on the premise that if we staffed and organized our business to deliver a combination of excellent investment performance together with high-touch client service, we would differentiate our business from a crowded field of firms nominally in the wealth management business. We seek to attract and we are well-positioned to offer comprehensive investment and family office service solutions to ultra-high-net worth individuals and families. As of December 31, 2025, we had 828 client relationships with an average size of $44 million that represented approximately 99% of our assets under management. Our top 50 relationships averaged $475 million in size, representing approximately 64% of our assets under management. As a boutique, we are large enough to provide an array of comprehensive capabilities, yet agile enough to coordinate and deliver highly personalized client service.

Our annual client retention rate has averaged 98% since 2006 and, as shown below, the compound annual growth rate, or CAGR, in our assets under management since inception is 25%. Our growth rate in any 12-month period ending on the last day of a fiscal quarter since inception ranged from (23%) to 1,142%, with a mean of 30%. We believe our record of growth is a direct result of our demonstrated record of delivering excellent performance together with highly personalized service to our clients.

ASSETS UNDER MANAGEMENT GROWTH

4/1/02-12/31/25

ASSETS UNDER MANAGEMENT
($ BILLIONS)
SILVERCREST CAGR: 25%
S&P 500 CAGR: 8%
0.0
1.0
2.0
3.0
4.0
5.0
6.0
7.0
8.0
9.0
10.0
11.0
12.0
13.0
14.0
15.0
16.0
17.0
18.0
19.0
20.0
21.0
22.0
23.0
24.0
25.0
26.0
27.0
28.0
29.0
30.0
31.0
32.0
33.0
34.0
35.0
36.0
37.0
Jan-02
Jan-03
Jan-04
Jan-05
Jan-06
Jan-07
Jan-08
Jan-09
Jan-10
Jan-11
Jan-12
Jan-13
Jan-14
Jan-15
Jan-16
Jan-17
Jan-18
Jan-19
Jan-20
Jan-21
Jan-22
Jan-23
Jan-24
Jan-25

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

As of December 31, 2025, approximately 70% of our discretionary assets under management were held for individual clients and 30% for institutional clients. Based on the results we have achieved in a number of our equity strategies, we continue to attract a significant amount of institutional investor interest. Our equity capabilities are on the approved lists of several prominent institutional consultants and, as a result, we believe significant institutional growth is likely to continue in future years.

History, Organization and Philosophy

When forming our company, our founders had the objective of creating a large full-service boutique operation focused on managing portfolios and delivering financial advice to wealthy individuals and select institutions. We commenced operations in April of 2002 as a corporation. Our first partners and employees came almost entirely from Donaldson, Lufkin & Jenrette (“DLJ”) Asset Management Group, which had been acquired by Credit Suisse Asset Management in late 2000. In 2002, we carefully recruited and hired the same equity, fixed income and client service teams with whom our clients had worked at DLJ Asset Management Group. As of December 31, 2025, approximately seven percent of our 174 employees are veterans of DLJ. Many of our principals, therefore, have worked together for 29 years and, in some cases, even longer.

On June 26, 2013, Silvercrest completed its corporate reorganization, and on July 2, 2013, Silvercrest closed its initial public offering. Prior to that date, Silvercrest was a private company.

Our headquarters are located in New York City with additional domestic offices in Georgia, Massachusetts, Virginia, New Jersey, California and Wisconsin, as well as an office in Singapore. From inception, we have embraced an organizational structure in which the primary functions of client service, investments, technology and operations, and business administration are organized and staffed with professionals who specialize in each of those functions. This structure permits each professional to focus on his or her area of expertise without the distraction of other business responsibilities. At many other firms, the senior professionals are expected to serve multiple roles simultaneously, which we believe dilutes the value to clients and makes scaling the business effectively unachievable. We firmly believe that our business structure represents a better approach and will permit us to greatly expand our business on our existing platform.

To meet our primary objective to deliver strong investment results, we seek to add value through our asset allocation advice, as well as through our proprietary equity and fixed income strategies and outsourced investment capabilities. We recruited and hired a team of seasoned securities analysts who have an institutional caliber approach to security selection and a long record of success in implementing their strategies. We encourage them to focus 100% of their professional time on the task of securities selection. Our in-house growth and value equity analysts are focused on U.S. large cap, small cap, smid cap, multi cap, equity income, focused value, global value and international value equity strategies. On the fixed income side, our analysts are focused on high-grade municipal bonds, high-yield municipal bonds and high-grade taxable bonds.

In order to deliver excellent client service, our portfolio managers are charged with the responsibility of working individually with each client to help define investment objectives, risk tolerance, cash flow requirements and other financial needs. Client-facing portfolio managers, their support staffs and the family office services group, account for 63% of our total employees, a reflection of our high commitment to excellent client service. We are staffed to ensure that each client receives senior level personal attention.

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

Organic Growth

We have a proven ability to identify, attract and retain ultra-high net worth clients who seek a firm designed to deliver excellent investment performance and excellent client service. Our organizational model of separate and distinct business functions has proven scalable and our company’s assets under management have grown to $37.0 billion as of December 31, 2025 without a commensurate increase in headcount. For nearly a quarter-century, we have achieved our growth while maintaining our profitability, including during one of the most challenging periods in the history of the U.S. financial markets. Going forward, we will continue to execute our business plan for attracting ultra-high net worth clients.

The business of attracting ultra-high net worth clients is the business of obtaining referrals and gaining trust. At our company, these responsibilities reside principally with our portfolio managers. Our senior portfolio managers have on average nearly 40 years of industry experience and they have developed a wealth of contacts and professional referral sources as a result of that experience. In spearheading the effort to deliver excellent performance and service to their clients, our portfolio managers have developed very close relationships with their clients and in many cases these relationships are much older than our company itself. Much of our new business results from referrals from existing clients. In this regard, it is critical that our portfolio managers work closely with each of their clients to establish and maintain the trust that is at the heart of the relationship.

Where appropriate, our portfolio managers are also encouraged to introduce our clients to our family office services capabilities and we have capacity for growth in client utilization of these services. Five of our ten largest high net worth clients use our family office services and some of these clients have closed their own family offices to consolidate those activities with us. This is a profitable business for us and it serves to tighten our ties to those clients who avail themselves of the services we offer. It is also extremely useful to us in new business competitions where we use these services as a differentiator from our competitors. We continue to see the opportunity for greater penetration with our current clients in future years.

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

In making acquisitions, we look for firms with compatible professionals of the highest integrity who believe in our high service-high performance model for the business. It is important that their clientele be principally either institutional or clients of high net worth and it is helpful if they have similar value and growth-based investment methodologies. These firms are attracted to our company by the strength of our brand, the breadth of our services and the integrity of our people. Often these firms are extremely limited in the investment products and services they can offer their clients and it is not uncommon that they have succession or other management issues to resolve. In addition, the high and growing cost of compliance with federal and state laws governing their business is often an added inducement. We believe we will become the partner of choice for more such firms.

To continue implementing our growth strategy, we intend to expand our presence in major wealth centers both domestic and international in order to be closer to both our clients and to prospective clients.

Our past acquisitions have sharpened our ability to integrate acquired businesses. We believe that once we identify an acquisition target we will be able to complete the acquisition and integrate the acquired business expeditiously.

Institutional Growth

After seventeen years of effort focused on cultivating relationships with institutional investment consultants, we continue to regularly make new business presentations to institutional investors, including public and corporate pension funds, endowments, foundations, and their consultants.

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

With limited resources, we have created a focused national advertising campaign in addition to targeted digital advertising, which has drawn praise from clients, prospects and competitors alike. We have carefully chosen media outlets that reach our target audience efficiently. This effort has resulted in appearances on CNBC. We estimate that the new business that we get directly as a result of our advertising finances its cost.

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

The IPSG develops model asset allocations assuming differing levels of risk, liquidity and income tolerance as well as conducting outside manager due diligence. Our proprietary model portfolio structures are not merely a backward-looking, mechanical exercise based on the past performance of different asset classes. Instead, our IPSG overlays our judgment on the likely future performance of different asset classes in arriving at optimal portfolio structures. None of our dedicated investment analysts serve on this committee, which safeguards the independence of the IPSG’s recommendations.

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

We believe that it is impossible for a single manager to perform all forms of investing equally well. Thus, our core proprietary investment capabilities are focused on a narrow range of highly disciplined U.S., global and international equity and fixed income management strategies. Our investment teams have exhibited strong performance records. With respect to these strategies, roughly 52% of our total assets under management are managed in our proprietary investment strategies.

Our outsourced investment capabilities include alternative investments as well as traditional investment approaches in the categories of domestic large, mid and small cap growth equity, international and global equities and high-yield bonds.

Proprietary Equity Strategies

Each of our respective equity team’s strategies relies on a team-based investment approach and a rigorous investment process. This approach has resulted in returns that exceed relevant market benchmarks. We believe this team approach has provided and will continue to provide consistency to each team’s investment process and results over the long-term. Each team’s investment analysts are generalists who employ a “bottom-up” equity selection methodology based upon their respective value, growth, international and global investment styles. Our analysts collectively monitor a universe of approximately 500 stocks that are deemed to be attractively valued relative to their business outlook and management’s history of creating shareholder value.

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

Below is a breakdown of assets among the various proprietary equity strategies as of December 31, 2025:1

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

Each of our equity strategies has outperformed its benchmark since inception as illustrated by the following chart:

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/25	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	8.3	12.5	10.6	13.0	9.6
Russell 1000 Value Index		15.9	13.9	11.3	12.1	8.2
Small Cap Value Composite	4/1/02	-4.0	6.9	6.5	9.1	9.7
Russell 2000 Value Index		12.6	11.7	8.9	10.1	8.1
Smid Cap Value Composite	10/1/05	1.1	8.6	7.1	9.2	9.1
Russell 2500 Value Index		12.7	13.2	10.0	11.1	8.1
Multi Cap Value Composite	7/1/02	8.8	12.4	9.2	11.5	9.7
Russell 3000 Value Index		15.7	13.8	11.2	12.0	8.7
Equity Income Composite	12/1/03	11.1	9.5	9.3	9.8	10.8
Russell 3000 Value Index		15.7	13.8	11.2	12.0	8.8
Focused Value Composite	9/1/04	13.9	11.5	7.4	9.0	9.6
Russell 3000 Value Index		15.7	13.8	11.2	12.0	8.7
Global Value Opportunity Composite	1/1/20	38.1	20.5	14.8	—	13.2
MSCI ACWI Value - Net Index		22.0	14.7	10.8	—	8.9
Small Cap Opportunity Composite	7/1/04	-1.5	10.2	5.6	10.8	10.4
Russell 2000 Index		12.8	13.7	6.1	10.6	8.4
Small Cap Growth Composite	7/1/04	14.0	11.7	4.7	13.1	10.8
Russell 2000 Growth Index		13.0	15.6	3.2	10.6	8.7

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

MSCI ACWI Value - Net Index captures large and mid-cap securities across 23 Developed and 24 Emerging Markets, identifying stocks with high value characteristics (low price-to-book, low forward earnings-to-price, and high dividend yield). It represents a value-style subset of the broader MSCI ACWI Index, focusing on undervalued companies.

Proprietary Fixed Income Strategies

In the management of fixed income investments, clients typically give us the mandate to produce stable returns to dampen the volatility of their portfolios as a counterweight to equities as part of their complete asset allocation. For those investors who can take advantage of the tax exemption of municipal bonds, we have developed two high-yield municipal bond products designed to add value to the returns possible from high-grade bonds in a low-interest rate environment. Below is the breakdown of assets under management by strategy as of December 31, 2025:

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

Five out of our ten largest high net worth clients use one or more components of our family office services. We believe that this is an attractive growth area for our company and we have initiated plans to increase the provision of these services to both broaden relationships with existing clients and to attract potential clients. Our family office services are intended to be run as profitable businesses and are not used as a loss-leader for attracting clients. Our family office capabilities include the following:

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

Employees

As of December 31, 2025, we had 171 full-time employees and three part-time employees. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees continue to remain strong.

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

We attract talented individuals who share our entrepreneurial spirit and embrace our culture, which is focused on delivering a combination of excellent investment performance together with high-touch client service.

Employees have opportunities for promotion either within their specific discipline or by joining other groups within the firm. We have also gained expertise in several disciplines as a result of acquisitions that we have completed which has resulted in filling necessary roles within the firm. Furthermore, several employees have been promoted to partner throughout our history.

Our firm also provides employees with opportunities to become members of various committees covering many disciplines including technology, operations and the Silvercrest Academy which provides internal professional development to all members of the firm. Many of our younger employees are provided with the opportunity to take on leadership roles in the aforementioned committees as part of their own professional development. This allows employees to participate in firm advancement and encourages further collaboration throughout Silvercrest.

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

Set forth below is our holding company structure and ownership as of December 31, 2025.

Limited Partners
Public Stockholders
Class B Common Stock 1 vote per share; no economic rights
Class A Common Stock 1 vote per share; all economic rights
Silvercrest Asset Management Group Inc.
34.6% Voting Interests (35.2% Economic Interests)
L.P. Interests Class B Units
G.P. Interest - Class A Units 65.4% Voting Interests (64.8% Economic Interests)
Silvercrest L.P.
Silvercrest Asset Management Group LLC
Silvercrest Financial Services, Inc.
Silvercrest Investors I LLC
Silvercrest Investors II LLC
Silvercrest Investors III LLC
Silvercrest Investors IV LLC
Silvercrest Asset Management (Singapore) Pte. Ltd.
Silvercrest Asset Management (Europe) Limited
Silvercrest Asset Management UCITS ICAV

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
(3)
Each Class B unit held by a principal is exchangeable for one share of Class A common stock. The principals collectively hold 4,119,699 Class B units as of December 31, 2025, which represents the right to receive approximately 35.2% of the distributions made by Silvercrest L.P. The principals also collectively hold 137,765 restricted stock units, each of which is exercisable for one Class B unit, which collectively represent the right to receive approximately 1.1% of the distributions made by Silvercrest L.P. The 137,765 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to the underlying Class B units. We will not issue shares of Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class B units are issued.
(4)
We hold 7,782,884 Class A units, which represents the right to receive approximately 64.8% of the distributions made by Silvercrest L.P. There are also 46,556 restricted stock units, each of which is exercisable for one Class A share, which collectively represent the right to receive approximately 0.4% of the distributions made by Silvercrest L.P. The 46,556 and 137,765 Class A and Class B restricted stock units, respectively, which have been issued to our principals and our holding company entitle the holders thereof to participate in distributions from Silvercrest L.P. as if the underlying Class A shares or Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in Silvercrest L.P. However, because the Class A shares and Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class A shares or Class B units. We will not issue shares of Class A or Class B common stock in respect of restricted stock units of Silvercrest L.P. until such time that the underlying Class A shares or Class B units are issued.

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

The legislative and regulatory environment in which we operate has undergone significant changes. New laws or regulations, or changes in the enforcement of existing laws or regulations applicable to us, our activities and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes. There have been a number of regulatory inquiries that have focused on the investment management industry. These inquiries have resulted in increased scrutiny of the industry and new rules and regulations for investment advisers. Additional regulation and regulatory scrutiny of our industry may limit our ability to engage in activities that might be beneficial to our stockholders.

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

As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted this duty to impose standards, requirements, and limitations on, among other things: trading for proprietary, personal and client accounts; allocation of investment opportunities among clients; use of soft dollars; execution of transactions; and recommendations to clients. We manage 84% of our accounts on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. Section 28(e) of the Securities Exchange Act of 1934, or the Exchange Act, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including The Employee Retirement Income Security Act of 1974, as amended, or ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) we must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to us in carrying out our investment decision-making responsibilities. In permissible circumstances, we may receive technology-based research, market quotation and/or market survey services which are paid for in whole or in part by soft dollar brokerage arrangements. As our ability to use soft dollars is reduced or eliminated as a result of the implementation of statutory amendments, new regulations, or new interpretations of those regulations, our operating expenses would increase.

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

Other Jurisdictions

Many countries other than the United States have enacted laws, rules, and regulations that apply to investment advisers and private fund managers that offer their services in those jurisdictions. Though it has client relationships with individuals who reside in jurisdictions other than the United States, other than as set forth below with respect to SAMS, Silvercrest does not market or offer its services in any jurisdiction other than the United States and Singapore. Similarly, revisions to the EU’s Markets in Financial Instruments Directive (MiFID II), which took effect in January 2018, introduced new requirements for certain non-EU portfolio managers who provide certain investment services to EU investors. Should SAMG LLC or any of our other affiliates provide such services in the EU, it and such funds may be subject to the regulatory requirements of MiFID II.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide to buy or sell our common stock. The risks identified below are not a comprehensive list but should be considered in establishing an opinion of our future operations. If any of the events or conditions contemplated by the following discussion of risks should occur, our business, financial condition, liquidity, results of operations and cash flows could suffer significantly.

Risks Related to our Investment Performance and the Financial Markets

Volatile market conditions could adversely affect our business in many ways, including by reducing the value of our assets under management and causing clients to withdraw funds, either of which could materially reduce our revenues, adversely affect our financial condition and earnings, and expose us to litigation risks.

The fees we earn under our investment management agreements with clients are based on the value of our assets under management. The prices of the securities held in the portfolios we manage and, therefore, our assets under management, may decline due to any number of factors beyond our control, including, among others, a declining stock or bond market, general economic downturn, political uncertainty, natural disasters or pandemics, acts of terrorism or other catastrophic or geopolitical events. In periods of difficult market conditions, in addition to market depreciation of the assets, we may experience accelerated client redemptions or withdrawals if clients move assets to investments they perceive as offering greater opportunity or lower risk, which could further reduce our assets under management. The economic outlook remains unpredictable and we continue to operate in a challenging business environment. If market conditions, or actions taken by our clients in response to market conditions, cause a decline in our assets under management, it would result in lower investment management fees and other revenue. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced, and our business will be negatively affected. In addition, while we seek to deliver long-term value to our clients, volatility may lead to under-performance in the near term, which could adversely affect our results of operations.

If market conditions improve greatly, driving the prices of the securities in our clients’ accounts higher, it may still lead to withdrawals or redemptions. In many cases, we advise only a portion of our clients’ complete financial portfolio. This is because many clients prefer to diversify their portfolio among more than one asset manager or investment type. As to those clients, if the portion of their portfolio held by us increases significantly, it may become too large a percentage of their overall portfolio, and they may withdraw assets from our management and invest them elsewhere, thereby rebalancing their overall portfolio and returning their allocation to us to its prior level.

The performance of our investment strategies is critical to retaining existing client assets and to attracting new client assets. Our investment strategies may perform poorly for various reasons, including general market conditions, our investment decisions, and/or the performance of the companies in which we invest on our clients’ behalf. If our investment strategies perform poorly, on an absolute basis or relative to other investment advisers, or if the rankings of any mutual funds we sub-advise downgrade, our clients may withdraw funds or terminate their relationships with us and investors in the mutual funds we sub-advise may redeem their investments, which may cause the revenues that we generate from investment management and other fees to decline. Further, third-party financial intermediaries, advisers, or consultants may rate our investment products poorly, which may lead our existing clients to withdraw funds from our investment strategies or reduce asset inflows from these third parties or their clients.

While clients do not generally have legal recourse against us due to poor investment results, if our investment strategies perform poorly, we are more likely to be subject to litigation brought by dissatisfied clients. In addition, if clients are successful in claiming that their losses resulted from fraud, gross negligence, willful misconduct, breach of contract or other similar misconduct, these clients may have remedies against us and/or our investment professionals under federal securities laws and/or state law.

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

We have outlined the historical returns of our existing investment strategies under the “Business” heading in this report. The historical returns of our strategies should not be considered indicative of the future results of these strategies or of the results of any other strategies that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The historical performance presented herein is as of December 31, 2025 and for the period then ended. The performance we achieve as of a subsequent date and for a subsequent period may be higher or lower and the difference may be material. Our strategies’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In certain periods, general economic and market conditions have negatively affected investment opportunities and our strategies’ returns. These negative conditions may occur again, and in the future, we may not be able to identify and invest in profitable investment opportunities within our current or future strategies.

We derive a substantial portion of our revenues from a limited number of strategies and clients.

As of December 31, 2025, $23.6 billion of our assets under management were concentrated in discretionary managed accounts, and the revenue from these discretionary managed accounts represented approximately 97% of our investment management fees for the twelve months ended December 31, 2025. In addition, $0.4 billion of our assets under management were invested in private partnerships as of December 31, 2025, and the revenue from these private partnerships represented approximately 3% of our investment management fees for the twelve months ended December 31, 2025. As a result, a substantial portion of our operating results depends upon the performance of a limited number of investment strategies used to manage those discretionary managed accounts and private partnerships, and our ability to retain client assets. If a significant portion of the investors in our larger strategies withdrew their investments or terminated their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from those strategies would decline, which would have a material adverse effect on our results of operations and financial condition.

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

We derive our revenues principally from our assets under management, which may be reduced by our clients, or investors in the mutual funds we sub-advise, at any time. Any client may reallocate all or a portion of its assets under management with us at any time, on short or no notice. In addition, investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. Further, our investment management agreements may be terminated or not renewed by our clients upon short or no notice, for any or no reason. The decrease in revenues that could result from a reduction in assets under management or the termination of a material client relationship or group of client relationships could have a material adverse effect on our business.

Our long-only, equity investment focus may not result in attractive returns in the short-term or during certain market periods and may expose us to greater risk than if our investment strategies included non-equity securities or hedged positions.

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

Our largest equity investment strategies hold long positions in publicly traded equity securities of companies across a wide range of market capitalizations, geographies and industries. Accordingly, when there is a general decline in the value of equity securities, each of our equity strategies is likely to perform poorly on an absolute basis. Aside from our privately managed funds and funds of funds, we do not have strategies that invest in privately held companies or take short positions in equity securities, which could offset some of the poor performance of our long-only, equity strategies. Even if our investment performance remains strong during declining market conditions relative to other long-only equity strategies, investors may withdraw assets from our management or allocate a larger portion of their assets to non-long-only or non-equity strategies. In addition, the prices of equity securities may fluctuate more widely than the prices of other types of securities, making the level of our assets under management and related revenues more volatile.

The performance of our investment strategies or the growth of our assets under management may be constrained by the unavailability of appropriate investment opportunities.

Our investment performance depends in large part on our investment teams’ ability to identify appropriate investment opportunities. If any of our investment teams are unable to timely identify sufficiently appropriate investment opportunities for existing and new client assets, the investment performance of the relevant investment strategy could be adversely affected. In addition, if we determine that there are insufficient investment opportunities available for a strategy, we may restrict the strategy’s growth by closing the strategy to all or substantially all new investors or otherwise taking action to limit the flow of assets into the strategy. If we misjudge the point at which it would be optimal to limit access to or close a strategy, the strategy’s investment performance could be negatively impacted. The availability of sufficiently appropriate investment opportunities is influenced by a number of factors, including general market conditions. The risk that such opportunities may be unavailable is particularly acute with respect to our small cap and small-mid cap strategies, which focus on investing in companies that have lower capitalization levels, and is likely to increase as our assets under management increase, particularly if these increases occur very rapidly. If we are unable to identify appropriate investment opportunities, our growth and results of operations may be negatively affected.

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

Our International and Global Equity Strategies invest principally in the securities of non-U.S. companies, which involve foreign currency exchange, tax, political, social and economic uncertainties and risks.

As of December 31, 2025, our international equity strategies, which invest primarily in companies domiciled outside of the United States, accounted for approximately 9.3% of our assets under management. In addition, some of our other strategies also invest on a more limited basis in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our assets under management, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.

Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested, as well as political, social and economic uncertainty, particularly as a result of the recent decline in economic conditions. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ desire to invest outside the United States. Many financial markets are not as developed or as efficient as the U.S. financial markets, and, as a result, those markets may have limited liquidity and higher price volatility. Liquidity also may be adversely affected by political or economic events within a particular country, which could impact our ability to dispose of our investments there, especially to the extent we increase the number of investments in small cap, non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, also may be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our international and global equity strategies and may be particularly acute in the emerging or less developed markets in which we invest.

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

Making strategic investments or acquisitions and entering into strategic relationships, joint ventures, or new lines of business involve numerous risks and uncertainties, including those associated with investment of capital and other resources and with combining or integrating operational and management systems and controls and managing potential conflicts. Entry into certain lines of business may subject us to new laws and regulations and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues, produces investment losses, or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected, and our reputation and business may be harmed. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

We may be unable to successfully execute strategic investments or acquisitions or enter into joint ventures, and we may fail to successfully integrate and operate new investment teams, which could limit our ability to grow assets under management and adversely affect our results of operations.

Although we periodically consider strategic investments or acquisitions as part of our growth strategy, we have not at this time entered into any undisclosed binding agreements to make strategic investments or acquisitions or any material strategic relationships or joint ventures. Moreover, we make no assurance that we will actually make any additional acquisitions. Our ability to execute our acquisition strategy will depend on our ability to identify new lines of businesses or new investment teams that meet our investment criteria and to successfully negotiate with the owners and/or managers who may not wish to give up control of the acquisition target. We cannot be certain that we will be successful in finding new investment teams or investing in new lines of business or that they will have favorable operating results following our acquisitions.

Moreover, our future acquisition strategies may focus on privately-held asset managers that pursue single strategy specialized investments. This approach could present challenges, including the lack of publicly available information, and greater risks than are generally associated with transactions with more traditional asset managers. The asset managers that we may acquire and their financial information may not be subject to the reporting requirements and other rules that govern public companies, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. Moreover, such asset managers may not be subject to regulation under the Advisers Act and/or the Commodity Exchange Act at the time we acquire them. As a result, such asset managers could be more susceptible to irregular accounting or fraudulent practices. The targets we seek to acquire in the future may have shorter operating histories on which to estimate future performance than we and may not have significant or any operating revenues. They also may have a lower capitalization and fewer resources (including cash) and be more vulnerable to failure than traditional asset managers. We will be required to rely on the ability of the professionals employed by us to obtain adequate information to evaluate the manager affiliates we seek to acquire.

In addition, our ability to acquire asset managers on favorable terms and successfully integrate and operate them is subject to the following significant risks:

•
we may acquire asset managers that are not accretive to our financial results upon acquisition, and we may not successfully manage acquired targets in a way that enables them to meet our expectations;
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
•
the process of acquiring or pursuing the acquisition of such asset managers may divert the attention of our management team from the operations of our business;
•
we will need to attract, hire, train, supervise and manage new employees as a result of the acquisitions of asset managers;
•
we may acquire such asset managers without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as claims against the former owners of the asset managers and claims for indemnification by the asset managers, limited partners and others indemnified by the former owners of the managers of the targets; and
•
we may be unable to quickly and efficiently integrate new acquisitions into our existing operations.

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

In connection with strategic investments, acquisitions or entry into joint ventures, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investments, acquisitions or joint ventures and expect to use our resources and oversight to enhance the risk management functions and diligence of our business and any investments going forward. When conducting due diligence, we have been required and will be required to evaluate important and complex business, financial, tax, accounting and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in the future in varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding a strategic investment, acquisition or joint venture, we have and will continue to rely on the resources available to us, including information provided by the target of the strategic investment, acquisition or joint venture, and, in some circumstances, third-party investigations. The due diligence investigations that we have carried out or will carry out with respect to any strategic investment, acquisition or joint venture may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating the strategic investment, acquisition or joint venture, which could subject us to unknown liabilities that could adversely affect our profitability, financial condition and results of operations. Moreover, such investigations will not necessarily result in the strategic investment, acquisition or joint venture being successful.

The significant growth we have experienced may be difficult to sustain.

Our assets under management have increased from $7.8 billion as of December 31, 2006 to $37.0 billion as of December 31, 2025. The absolute measure of our assets under management represents a significant rate of growth that may be difficult to sustain. The growth of our business will depend on, among other things, our ability to retain key investment professionals, to devote sufficient resources to maintaining existing investment strategies and to selectively develop new investment strategies. Our business growth will also depend on our success in achieving superior investment performance, as well as our ability to maintain and extend our distribution capabilities, to deal with changing market conditions, to maintain adequate financial and business controls and to comply with new legal and regulatory requirements arising in response to both the increased sophistication of the investment management industry and the significant market and economic events of the last few years. If we believe that in order to continue to produce attractive returns from some or all of our investment strategies we should limit the growth of those strategies, we have in the past chosen, and in the future may choose, to limit or close access to those strategies to some or most categories of new investors or clients or otherwise take action to slow the flow of assets into those strategies.

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

We depend on the skills and expertise of our investment professionals and our success depends on our ability to retain the key members of our senior management and investment teams, who possess substantial experience in investing and have been primarily responsible for the historically strong investment performance we have achieved. In particular, we depend on our portfolio managers. As of December 31, 2025, $13.7 billion, representing 37% of our assets under management, were managed using one of our proprietary equity strategies. Our five largest strategies as of December 31, 2025 were Large Cap Value, Small Cap Value, Equity Income, Multi Cap Value and Global Value Opportunity which represented 18%, 16%, 14%, 12% and 12% of assets under management, respectively. Each of these five strategies has been managed by its current portfolio manager since its inception at Silvercrest.

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

Certain of our investment or management professionals have resigned and joined a competitor, and others may resign at any time, join our competitors or form competing companies. Although the unvested shares of Class A common stock and Class B units held by our principals are subject to forfeiture, and the vested shares of Class A common stock and Class B units held by our principals are subject to repurchase, if the principal competes with us while employed or voluntarily resigns or retires, and solicits or serves our current or former clients during a specified period following termination of employment, these forfeiture and repurchase provisions may not be enforceable or may not be enforceable to their full extent. We do not carry “key man” insurance on any of our key investment professionals that would provide us with proceeds in the event of the death or disability of any of the key members of our investment or management teams.

The professional reputations, expertise in investing and client relationships of our senior management and key investment professionals are important elements to executing our business strategy and attracting and retaining clients. Accordingly, the retention of our senior management and key investment professionals is a crucial element to our future success. There is no guarantee that they will not resign, join our competitors or form a competing company.

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

We intend to continue to declare cash dividends on our Class A common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because of our structure, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Silvercrest L.P., which is a Delaware limited partnership, to make distributions to its partners, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its subsidiaries’ operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution to its partners, its compliance with covenants and financial ratios related to current and future indebtedness (including the credit facility entered into in June 2013 by the subsidiaries of Silvercrest L.P.), its other agreements with third parties, as well as its obligation to make tax distributions under the second amended and restated limited partnership agreement (which distributions would reduce the cash available for distributions by Silvercrest L.P. to us). As a Delaware corporation, our ability to pay cash dividends to our Class A common stockholders with the distributions received by us as general partner of Silvercrest L.P. will also be subject to the applicable provisions of Delaware law. Moreover, each of the companies in the corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.

Our ability to pay taxes and expenses, including payments under the tax receivable agreement, may be limited by our structure.

We have no material assets other than our ownership of Class A units of Silvercrest L.P. and have no independent means of generating revenue. Silvercrest L.P. is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its partnership units, including us. Accordingly, we will incur income taxes on our proportionate share of any net taxable income of Silvercrest L.P. and will incur expenses related to our operations. Under the terms of its second amended and restated limited partnership agreement, Silvercrest L.P. is obligated to make tax distributions to holders of its partnership units, including us. In addition to tax expenses, we also will incur expenses related to our operations, including expenses under the tax receivable agreement, which we expect to be significant. We intend to cause Silvercrest L.P. to make distributions in an amount sufficient to enable us to pay our taxes and operating expenses, including any payments due under the tax receivable agreement. However, its ability to make such distributions will be subject to various limitations and restrictions as set forth in the preceding risk factor. If, as a consequence of these various limitations and restrictions, we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may need to borrow funds, which could have a material adverse effect on our liquidity and financial condition. To the extent we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest at SOFR plus 300 basis points until paid.

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

We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with (i) the purchase of Class B units from certain of the limited partners of Silvercrest L.P. with a portion of the net proceeds of our initial public offering and (ii) exchanges of Class B units subsequent to our initial public offering as described above would aggregate approximately $1.4 million over a 15-year period. Under such a scenario we would be required to pay the holders of Class B limited partnership units approximately $9.3 million, over a 15-year period. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of the exchange and will be dependent on our generating sufficient future taxable income to realize the benefit.

The actual increase in tax basis, as well as the amount and timing of any payments under this agreement, will vary depending upon a number of factors, including the timing of exchanges by principals, the price of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable, as well as the portion of our payments under the tax receivable agreement constituting imputed interest or depreciable or amortizable basis. Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any issue that would cause the Internal Revenue Service (the IRS) to challenge a tax basis increase or other tax attributes subject to the tax receivable agreement, we will not be reimbursed for any payments previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefits that we actually realize in respect of the attributes to which the tax receivable agreement relates.

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

We do not believe that we are an “investment company” under the Investment Company Act. Because we, as the sole general partner of Silvercrest L.P., control and operate Silvercrest L.P., we believe that our interest in Silvercrest L.P. is not an “investment security” as that term is used in the Investment Company Act. If we were to cease participation in the management of Silvercrest L.P., our interest in Silvercrest L.P. could be deemed an “investment security” for purposes of the Investment Company Act. A person may be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items). Our sole asset is our general partnership interest in Silvercrest L.P. An incorrect determination that such investment was an investment security could cause us to be deemed an investment company under the Investment Company Act and to become subject to the registration and other requirements of the Investment Company Act. In addition, we do not believe that we are an investment company under Section 3(b)(1) of the Investment Company Act because we are not primarily engaged in a business that causes us to fall within the definition of “investment company.” We and Silvercrest L.P. intend to continue to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

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

We also provide a range of family office services to some of our clients, including philanthropic, estate and wealth planning services, tax planning and preparation, financial statement, bill paying and record keeping services, bank loan arrangement and payment services and property and casualty insurance review. If we are grossly negligent or commit willful misconduct in the course of providing these services, we could be liable for damages or costs and could experience reputational harm. Further, we could have penalties imposed on us, be required to pay fines or be subject to private litigation, any of which could decrease our future income, or negatively affect our current business or our future growth prospects.

Risks Related to the Regulatory Environment in Which we Operate

The regulatory environment in which we operate is subject to continuous change, and regulatory developments designed to increase oversight may adversely affect our business.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past, including additional filings with the SEC required of investment advisors, and implementation of additional policies and procedures which have resulted in increased costs to the Company. Significant regulatory changes in our industry may continue, which would likely subject industry participants to additional, more costly and generally more detailed regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients may adversely affect our business. Our ability to function in this environment will depend on our ability to monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries already have resulted in increased scrutiny of the industry and new rules and regulations for investment advisers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders.

In addition, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our businesses. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the CFTC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and affect the manner in which we conduct business. In addition, uncertainty as to the ultimate impact of recent changes to the leadership within the U.S. government under the current administration, including changes to policy or priorities could impact the current regulatory landscape.

We could be subject to regulatory investigations, which could harm our reputation and cause our funds to lose existing investors or us to lose existing accounts or fail to attract new investors or accounts.

Any failure by us to comply with applicable laws or regulations, such as Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices; Rule 204-2 regarding retention of business records, including electronic communications; and federal or state data security laws, including the “cyber” security rules contained in SEC Release number 33-11216 (which introduced changes to Regulation S-P) could result in fines, suspensions of individual employees or other sanctions. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation and cause our funds to lose existing investors or us to lose existing accounts or fail to attract new investors or accounts.

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

There is significant uncertainty with the U.S. tariff regime following the recent U.S. Supreme Court decision that struck down certain of the U.S. tariffs. Any new, increased or modified tariffs or other trade barriers or changes to international trade agreements or policies could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies, and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Increasing scrutiny from stakeholders on ESG matters, including our ESG reporting, exposes us to reputational and other risks.

We, our funds and their portfolio companies face increasing public scrutiny related to ESG activities as well as ESG policies, processes and/or performance, including from fund investors, stockholders, regulators and other stakeholders. We and they risk damage to our brand and reputation, if we or they fail or are perceived to have failed to act responsibly in a number of areas, such as environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. In addition, different stakeholder groups have divergent views on ESG matters, including in the countries in which we operate and invest, as well as states and localities where we serve public sector clients. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across the varied interests of our stakeholders, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Adverse incidents with respect to ESG activities or ESG policies, processes and/or performance, including any statements regarding the investment strategies of our funds or our funds’ ESG efforts or initiatives that are or are perceived to be inaccurate or misleading, could impact the value of our brand, or the brands of our funds or their portfolio companies, the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations.

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

We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. Operational risks, such as trading or operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by the failure to prevent or mitigate data loss or other security breaches, or other cyber security threats or attacks, including breaches of our vendors’ technology and systems, fire or other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus have a material adverse effect on our business. Some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can increase the cost of an error. Information security risks relating to our business primarily involve the potential security breaches of our clients’ personal and financial information and illegal use thereof through system-wide “hacking” or other means. While we have not experienced a successful material information security threat or attack on our technology systems, this may occur in the future.

Although we have back-up systems and information security and consumer protection measures in place, our back-up procedures, cyber defenses and capabilities in the event of a failure, interruption, or breach of security may not be adequate. Insurance and other safeguards we use may not be available or may only partially reimburse us for our losses related to operational failures or third-party information security attacks. In addition, we may choose to reimburse a client in the event of a trading error or under other circumstances, even if we are not legally required to do so, and any such reimbursement could adversely affect our results of operations.

As a public company and as our client base, number of investment strategies, outsourced service providers, and/or physical locations increase, developing and maintaining our operational systems and infrastructure and protecting our systems from information security attacks and threats may become increasingly challenging and costly, which could constrain our ability to expand our businesses. Any upgrades or expansions to our operations and/or technology to accommodate increased volumes of transactions or otherwise may require significant expenditures and may increase the probability that we will suffer system interruptions and failures. We also depend substantially on our New York office where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to that office could have a material adverse effect on us.

Improper disclosure of personal data could result in liability and harm our reputation.

We and our service providers store and process personal client information. It is possible that our or our vendors’ security controls, training and other processes with respect to personal data may not prevent the improper disclosure of client information. Such disclosure could harm our reputation as well and subject us to liability, resulting in increased costs or loss of revenue.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which personal relationships, integrity and the confidence of our clients are of critical importance. Our employees may engage in misconduct that could subject us to regulatory sanctions and cause us to suffer serious reputational harm (as a consequence of the negative perception resulting from such activities), which could adversely affect our financial position, client relationships and ability to attract new clients.

Our business often requires that we deal with confidential information. If our employees or employees of the third-party service providers chosen by us were to improperly use or disclose this information, even if inadvertently, we could be subject to legal action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not always be effective. In addition, the SEC has increased its scrutiny of the use of non-public information obtained from corporate insiders by professional investors. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in an adverse effect on our reputation and our business.

Failure to properly address conflicts of interest could harm our reputation, business and results of operations.

As we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between our interests and those of our clients. The SEC and other regulators scrutinize potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex, and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our results of operations.

The investment management industry faces substantial litigation risks that could have a material adverse effect on our business, financial condition or results of operations or cause significant reputational harm to us.

We depend on our network of relationships and on our reputation in order to attract and retain client assets. Our investment decisions could result in substantial losses to our clients. If our clients suffer significant losses or are otherwise so dissatisfied with our services that they are moved to initiate litigation, however frivolous, we could be subject to legal liabilities or actions alleging negligent misconduct, breach of fiduciary duty, breach of contract, unjust enrichment and/or fraud. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time, even after an action has commenced. We may incur significant legal expenses in defending against litigation commenced by a client or regulatory authority. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our business, financial condition or results of operations or cause significant reputational harm to us.

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

Accounts sourced through consultant-led searches have been key to our future growth. We also have accessed the high-net-worth segment of the investing community through relationships with well-respected wealth advisers who use our investment strategies in investment programs they construct for their clients. As of December 31, 2025 we had approximately $4.6 billion in assets under management from third party distribution channels, which constituted approximately 12% of our total assets under management. Our failure to successfully maintain these third-party distribution channels could materially and adversely affect our business. In addition, poor reviews or evaluations by any of these parties, whether of a particular product or of us, could result in client withdrawals and impact our ability to attract new assets through such intermediaries.

A change of control could result in termination of our sub-investment advisory and investment advisory agreements.

Pursuant to the Advisers Act, none of our investment advisory agreements for the separate accounts we manage may be assigned without the consent of the client. In addition, under the Investment Company Act, each of the investment advisory agreements with SEC registered mutual funds that we sub-advise automatically terminates in the event of its assignment. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to the Advisers Act and the Investment Company Act. Such an assignment may be deemed to occur in the event that the holders of the Class B units of Silvercrest L.P. exchange enough of their Class B units for shares of our Class A common stock and dispose of such shares of Class A common stock such that they no longer own a controlling interest in us, even if no other person or group acquires a controlling interest. If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from our clients and, unless the necessary approvals and consents are obtained, the deemed assignment could adversely affect our ability to continue managing client accounts, resulting in the loss of assets under management and a corresponding loss of revenue.

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

Our reliance on prime brokers, custodians, administrators and other agents subjects us to certain risks relating to their execution of transactions and their solvency, and the failure by or insolvency of any such person could adversely affect our business and financial performance.

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

The amount of leverage that we employ will depend on our management’s and board of directors’ assessment of market and other factors at the time of any proposed borrowing. We may also use leverage to make certain investments. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations that include the following:

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

Any requirement that we sell assets at a loss to redeem or pay interest on any leverage or for other reasons would reduce our equity value and also make it difficult for our net asset value to recover. Our board of directors, in its best judgment, nevertheless may approve the use of leverage if it expects that the benefits to our common stockholders of maintaining the leveraged position will outweigh the risks. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities. In addition, an increase in interest rates would make it more expensive for us to use debt to finance these investments.

Future financings could adversely affect us and our common stockholders by diluting existing stockholders or by placing restrictions on our ability to run our business, including making distributions to unitholders.

The subsidiaries of Silvercrest L.P. entered into a credit facility in June 2013, which was amended and restated in June 2025, pursuant to which the subsidiaries of Silvercrest L.P. will be able to borrow from time to time for working capital needs and other purposes up to $20.0 million in principal, consisting of a $10.0 million term loan commitment and a $10.0 million revolving credit commitment. Although we believe that available borrowings under our credit facility and future cash flow from operations will be sufficient to meet our working capital requirements for normal operations pursuant to our business plan, these sources of capital may not fully fund our growth strategy in the immediate future. If we decide to pursue future acquisitions, we may draw down proceeds from our existing credit facilities and then raise additional capital through the incurrence of long-term or short-term indebtedness or the issuance of additional equity securities in private or public transactions. This could result in dilution of existing common stockholders’ equity positions, increased interest expense and decreased net income. In addition, significant capital requirements associated with such investments may impair our ability to make distributions to our Class A common stockholders.

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

We have 7,663,783 shares of our Class A common stock outstanding as of March 13, 2026. The shares of Class A common stock that will be issuable upon exchange of Class B units held by our principals may only be sold in the manner and at the times described in our exchange agreement with our principals. For so long as a principal remains employed by us, during any 12-month period, each principal and his permitted transferees (e.g., family trusts) may collectively exchange vested Class B units that equal 20% of the Class B units such persons collectively held at the beginning of such 12-month period, subject to certain exceptions described under the second amended and restated limited partnership agreement of Silvercrest L.P. Upon termination of employment other than due to retirement or for cause, all Class B units held by a principal, other than those Class B units forfeited under certain circumstances, will be exchanged automatically for shares of Class A common stock. The shares of Class A common stock received upon exchange for Class B units held by our principals may be sold (i) at any time and in any manner by retired employees and employees or estates of employees terminated due to death or disability, (ii) for any principal whose employment is terminated by us without cause, in an amount equal to 50% of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of termination of employment, and (iii) for any principal who voluntarily resigns his employment, in an amount equal to one third of the total shares of Class A common stock held by the principal at the time of termination of employment less any amounts sold for taxes in each 12-month period following the 18-month anniversary of the date of resignation of employment subject to manner of sale restrictions. The estate of our former Chief Executive Officer may sell portions or all of its Class A common shares in Silvercrest in order to diversify its portfolio.

As of December 31, 2025, we have reserved for issuance 1,766,101 shares of our Class A common stock pursuant to, upon the exercise of options or other equity awards granted under, or upon exchange of Class B units granted under, our 2012 Equity Incentive Plan, as amended. We may increase the number of shares registered for this purpose from time to time. Once we register these additional shares, they will be able to be sold in the public market upon issuance.

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

The amount and mix of our assets under management (“AUM”) are subject to significant fluctuations, and a shift in our asset mix toward lower-fee strategies or funds may negatively impact our revenues and income.

Fluctuations in the amount and mix of our AUM may be attributable in part to market conditions outside of our control that have had, and in the future could have, a negative impact on our revenues and income. The level of our revenues depends largely on the level and relative mix of AUM. Our investment management fee revenues are based primarily on a percentage of AUM and vary with the nature of our strategies and/or funds. Any decrease in the value or amount of our AUM because of market volatility or other factors, such as asset outflows or a decline in the price of stocks, in particular market segments or in the securities market generally, negatively impacts our revenues and income. Changing market conditions and investor preferences may cause a shift in our asset mix toward certain lower fee strategies or funds, such as fixed income strategies and funds and ETFs, and away from higher fee equity and multi-asset products, which may cause a related decline in our revenues and income. In addition, increases in interest rates, particularly if rapid, as well as uncertainty in the future direction of interest rates, may have a negative impact on our fixed income strategies and funds and decrease the total return on bond investments due to lower market valuations of existing bonds. Moreover, we generally derive higher investment management and distribution fees from our international strategies and funds than from our U.S. ones, and higher sales fees from our U.S. strategies ad funds than from our international ones. Changing market conditions may cause a shift in our asset mix.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We regularly assess risks associated with information security threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our information security policies, processes, and practices. To protect our information systems from threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

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

Our information security organization comprises internal and external resources designed to identify, protect, detect, mitigate, resolve, and recover from various threats and attacks by malicious actors. We leverage 24x7x365 monitoring tools and services to address the confidentiality, integrity, and availability of Silvercrest assets and data. Regular internal and third-party reviews are performed on our processes and technologies to validate the effectiveness of our privacy and data security controls and safeguards. We monitor industry best practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive Silvercrest data. We have implemented and maintain a written proprietary security incident response plan, with defined roles and responsibilities that address notification obligations and incident response procedures to follow in the event of a data security breach. We are dedicated to business continuity and resiliency, and have documented strategies, policies, and procedures in place to protect employee, business, and client data in the event of an emergency or natural disaster. Our information security risk management processes are integrated into our broader risk management program, as described in the “Governance” section immediately below.

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

Item 2. Properties.

Our corporate headquarters are located at 1330 Avenue of the Americas, 38th Floor, New York, New York 10019, where we occupy approximately 41,000 square feet of space under a lease, the extended terms of which expire on September 30, 2028. We also lease space for our other eight offices. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended

December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
October 1 - October 31, 2025	145,808	$14.96	145,808	$6,730,869
November 1 - November 30, 2025	133,600	$13.86	133,600	$4,873,838
December 1 - December 31, 2025	198,500	$15.02	198,500	$1,872,903
Total	477,908	$14.65	477,908

(1)
On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). Repurchases under the 2024 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources, or (a) through one or more trading plans, (b) pursuant to ASR Programs or (c) through repurchases to be made outside of the trading plans or ASR Programs but in compliance with all applicable requirements under the Exchange Act, including the safe harbor provided by Exchange Act Rule 10b-18, and consummated during an open trading window under the Company’s insider trading policy. The program has no scheduled expiration date, may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock. The 2024 Repurchase Program ended in April 2025.

As of December 31, 2025, the Company had purchased 709,687 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $12,119.

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

As of December 31, 2025, the Company had purchased 1,537,778 shares of Class A common stock pursuant to the 2025 Repurchase Program for an aggregate price of approximately $23,127.

Holders

As of March 13, 2026, there were 20 holders of record of our Class A common stock and 63 holders of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Equity Compensation Plan Information

The following table provides certain information about the Class A common stock that may be issued under our equity compensation plan. The only plan under which equity awards are outstanding, and pursuant to which the Company may grant new equity-based awards, is the 2012 Equity Incentive Plan (as amended, the “Equity Incentive Plan”). A description of the Equity Incentive Plan is contained in Note 16 to the Company’s audited financial statements for the period ending December 31, 2025, which are contained in this Annual Report. The following table summarizes equity compensation plan information for the Equity Incentive Plan as of December 31, 2025.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,060,096	$14.91	1,766,101
Equity compensation plans not approved by security holders	—	—	—
Total	1,060,096	$14.91	1,766,101

A total of 1,687,500 shares of Class A common stock were initially reserved and available for issuance under the Equity Incentive Plan, and an additional 1,050,000 and 1,500,000 shares were added when the Equity Incentive Plan was amended in June 2022 and 2025, respectively. Equity awards under the Equity Incentive Plan may be settled in shares of the Company’s Class A common stock and/or Class B Units of SLP. The outstanding awards included in the table above represent 875,774 non-qualified stock options and 184,322 restricted stock units, all of which were issued under the Equity Incentive Plan.

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

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the twelve months ended December 31, 2025, our assets under management increased 1.4% from $36.5 billion to $37.0 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds”. Silvercrest L.P. has issued restricted stock units exercisable for 137,765 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all restricted stock units are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial position and results with ours. The interests of the limited partners’ collective 34.0% partnership interest in Silvercrest L.P. as of December 31, 2025 are reflected in non-controlling interests in our consolidated financial statements.

This Item 7 generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 6, 2025.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Year Ended December 31,
(in thousands except as indicated)	2025	2024	2023
Revenue	$125,319	$123,651	$117,410
Income before other income (expense), net	$9,325	$17,627	$18,819
Net income	$8,059	$15,709	$15,183
Net income margin	6.4%	12.7%	12.9%
Net income attributable to Silvercrest	$4,885	$9,535	$9,094
Adjusted EBITDA (1)	$19,619	$26,101	$26,878
Adjusted EBITDA margin (2)	15.7%	21.1%	22.9%
Assets under management at period end (billions)	$37.0	$36.5	$33.3
Average assets under management (billions) (3)	$36.8	$34.9	$31.1

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

Discretionary Managed Accounts

	As of and for the Year Ended December 31,
(in billions)	2025	2024	2023
AUM concentrated in Discretionary Managed Accounts	$23.6	$22.8	$21.5
Average AUM For Discretionary Managed Accounts	$23.2	$22.2	$21.0
Discretionary Managed Accounts Revenue (in millions)	$116.9	$115.2	$108.7
Percentage of management and advisory fees revenue	97%	97%	96%

Private Funds

	As of and for the Year Ended December 31,
(in billions)	2025	2024	2023
AUM concentrated in Private Funds	$0.4	$0.5	$0.4
Average AUM For Private Funds	$0.5	$0.5	$0.4
Private Funds Revenue (in millions)	$3.7	$4.1	$4.1
Percentage of management and advisory fees revenue	3%	3%	3%

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

Average annual management fee is calculated by dividing our actual revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average management fee was 0.34%, 0.35% and 0.38% for the years ended December 31, 2025, 2024 and 2023, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and increased concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the years ended December 31, 2025, 2024 and 2023. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation and benefits expenses for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Cash compensation and benefits (1)	$82,119	$74,747	$70,992
Non-cash equity-based compensation expense	1,826	1,916	1,627
Total compensation expense	$83,945	$76,663	$72,619

(1)
For the years ended December 31, 2025, 2024 and 2023, $30,889, $31,140 and $31,289 of partner incentive payments were included in cash compensation and benefits expense, respectively.

During 2025, 2024 and 2023, Silvercrest L.P. granted restricted stock units (“RSU”) to existing Class B unit holders. During 2025 and 2023, Silvercrest L.P. granted non-qualified options (“NQO”) to an existing Class B unit holder. Information regarding restricted stock units can be found in Note 16. “Equity-Based Compensation” in the accompanying consolidated financial statements.

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

Operating Results

Revenue

Our revenues for the years ended December 31, 2025, 2024 and 2023 are set forth below:

	For the Years Ended December 31,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Management and advisory fees	$120,552	$119,316	$1,236	1.0%
Family office services	4,767	4,335	432	10.0%
Total revenue	$125,319	$123,651	$1,668	1.3%

	For the Years Ended December 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Management and advisory fees	$119,316	$112,794	$6,522	5.8%
Family office services	4,335	4,616	(281)	(6.1)%
Total revenue	$123,651	$117,410	$6,241	5.3%

The growth in our assets under management from January 1, 2023 to December 31, 2025 is described below:

	Assets Under Management
(in billions)	Discretionary	Non- Discretionary	Total
As of January 1, 2023	$20.9	$8.0	$28.9	(1)
Gross client inflows	3.0	2.4	5.4
Gross client outflows	(4.1)	(0.7)	(4.8)
Net client flows	(1.1)	1.7	0.6
Market appreciation	2.1	1.7	3.8
As of December 31, 2023	$21.9	$11.4	$33.3	(1)
Gross client inflows	3.9	1.2	5.1
Gross client outflows	(4.6)	(1.1)	(5.7)
Net client flows	(0.7)	0.1	(0.6)
Market appreciation	2.1	1.7	3.8
As of December 31, 2024	$23.3	$13.2	$36.5	(1)
Gross client inflows	3.2	1.4	4.6
Gross client outflows	(4.5)	(1.7)	(6.2)
Net client flows	(1.3)	(0.3)	(1.6)
Market appreciation	2.0	0.1	2.1
As of December 31, 2025	$24.0	$13.0	$37.0	(1)

(1)
Less than 5% of assets under management generate performance fees.

PROPRIETARY EQUITY PERFORMANCE [1,2]	ANNUALIZED PERFORMANCE
AS OF 12/31/2025	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	8.3	12.5	10.6	13.0	9.6
Russell 1000 Value Index		15.9	13.9	11.3	12.1	8.2
Small Cap Value Composite	4/1/02	-4.0	6.9	6.5	9.1	9.7
Russell 2000 Value Index		12.6	11.7	8.9	10.1	8.1
Smid Cap Value Composite	10/1/05	1.1	8.6	7.1	9.2	9.1
Russell 2500 Value Index		12.7	13.2	10.0	11.1	8.1
Multi Cap Value Composite	7/1/02	8.8	12.4	9.2	11.5	9.7
Russell 3000 Value Index		15.7	13.8	11.2	12.0	8.7
Equity Income Composite	12/1/03	11.1	9.5	9.3	9.8	10.8
Russell 3000 Value Index		15.7	13.8	11.2	12.0	8.8
Focused Value Composite	9/1/04	13.9	11.5	7.4	9.0	9.6
Russell 3000 Value Index		15.7	13.8	11.2	12.0	8.7
Global Value Opportunity Composite	1/1/20	38.1	20.5	14.8	—	13.2
MSCI ACWI Value - Net Index		22.0	14.7	10.8	—	8.9
Small Cap Opportunity Composite	7/1/04	-1.5	10.2	5.6	10.8	10.4
Russell 2000 Index		12.8	13.7	6.1	10.6	8.4
Small Cap Growth Composite	7/1/04	14.0	11.7	4.7	13.1	10.8
Russell 2000 Growth Index		13.0	15.6	3.2	10.6	8.7

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

MSCI ACWI Value - Net Index captures large and mid-cap securities across 23 Developed and 24 Emerging Markets, identifying stocks with high value characteristics (low price-to-book, low forward earnings-to-price, and high dividend yield). It represents a value-style subset of the broader MSCI ACWI Index, focusing on undervalued companies.

Year Ended December 31, 2025 versus Year Ended December 31, 2024

Our total revenue increased by $1.7 million, or 1.3%, to $125.3 million for year ended December 31, 2025, from $123.7 million for year ended December 31, 2024. This increase was driven by market appreciation in discretionary assets under management partially offset by net client outflows.

Assets under management increased by $0.5 billion, or 1.4%, to $37.0 billion at December 31, 2025 from $36.5 billion at December 31, 2024. Our increase in assets under management for the year ended December 31, 2025 was attributable to an increase in discretionary assets under management of $0.7 billion partially offset by a decrease in non-discretionary assets under management of $0.2 billion. The increase in our discretionary assets under management was driven by market appreciation partially offset by net client outflows. With respect to our discretionary assets under management, equity assets increased by 1.3% during the year ended December 31, 2025 and fixed income assets increased by 1.8% during the same period. With respect to our discretionary assets under management, most of our increase came from our international value opportunity, emerging markets ADR, focused international value and international multi cap value strategies with composite returns of 49.9%, 46.5%, 43.3%, and 39.7%, respectively, for the year ended December 31, 2025. Compared to the year ended December 31, 2024, there was a decrease of $0.5 billion of client inflows and an increase of $0.5 billion in client outflows. Our market appreciation during the year ended December 31, 2025 constituted a 5.7% rate of increase in our total assets under management compared to December 31, 2024, as compared to our market appreciation during the year ended December 31, 2024 which constituted a 10.4% rate of increase in our total assets under management compared to December 31, 2023. Sub-advised fund management revenue decreased to $0.9 million for the year ended December 31, 2025 as compared to $1.2 million for the year ended December 31, 2024. Proprietary fund management revenue remained flat at $2.9 million for the years ended December 31, 2025 and 2024. As of December 31, 2025, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

Family office services revenue increased by $0.4 million, or 10.0%, to $4.7 million for the year ended December 31, 2025 from $4.3 million for the year ended December 31, 2024.

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

There was no performance fee revenue for the years ended December 31, 2025 and 2024. These performance fees are primarily related to external investment strategies in which we have a revenue sharing arrangement.

The following table represents a further breakdown of our assets under management for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(in billions)	2025	2024	2023
Total AUM as of January 1,	$36.5	$33.3	$28.9
Discretionary AUM:
Total Discretionary AUM as of January 1,	23.3	21.9	20.9
New client accounts/assets	0.7	1.5	0.3	(1)
Closed accounts	(0.4)	(0.5)	(0.2)	(2)
Net cash (outflow)/inflow	(1.5)	(1.7)	(1.3)	(3)
Non-discretionary to Discretionary AUM	—	—	—	(4)
Market appreciation	1.9	2.1	2.2
Change to Discretionary AUM	0.7	1.4	1.0
Total Discretionary AUM at December 31,	24.0	23.3	21.9
Change to Non-Discretionary AUM	(0.2)	1.8	3.4	(5)
Total AUM as of December 31,	$37.0	$36.5	$33.3

(1)
Represents new account flows from both new and existing client relationships
(2)
Represents closed accounts of existing client relationships and those that terminated
(3)
Represents periodic cash flows related to existing accounts
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM
(5)
Represents the net change to Non-Discretionary AUM

Expenses

Our expenses for the years ended December 31, 2025, 2024 and 2023, are set forth below:

	For the Years Ended December 31,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Compensation and benefits (1)	$83,945	$76,663	$7,282	9.5%
General and administrative	32,049	29,361	2,688	9.2%
Total expenses	$115,994	$106,024	$9,970	9.4%

	For the Years Ended December 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Compensation and benefits (1)	$76,663	$72,619	$4,044	5.6%
General and administrative	29,361	25,972	3,389	13.0%
Total expenses	$106,024	$98,591	$7,433	7.5%

(1)
For the years ended December 31, 2025 and 2024, $30,889 and $31,140, respectively, of partner incentive payments was included in compensation and benefits expense.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three years ended December 31, 2025. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Consolidated Statement of Operations.

Year Ended December 31, 2025 versus Year Ended December 31, 2024

Total expenses increased by $10.0 million, or 9.4%, to $116.0 million for the year ended December 31, 2025 from $106.0 million for the year ended December 31, 2024. This increase was attributable to an increase in compensation and benefits expense of $7.3 million and an increase in general and administrative expenses of $2.7 million.

Compensation and benefits expense increased by $7.3 million, or 9.5%, to $83.9 million for the year ended December 31, 2025 from $76.7 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in salaries and benefits expense of $4.2 million primarily as a result of merit-based increases and newly-hired staff and an increase in the accrual for bonuses of $3.2 million, partially offset by a decrease in equity based compensation expense of $0.1 million.

General and administrative expenses increased by $2.7 million, or 9.2%, to $32.1 million for the year ended December 31, 2025 from $29.4 million for the year ended December 31, 2024. The increase was primarily attributable to increases in professional fees of $2.5 million, bad debt expense of $1.0 million to adjust our reserve, travel and entertainment expenses of $0.5 million, occupancy and related costs of $0.3 million, administrative services of $0.1 million, marketing expenses of $0.1 million, recruiting expenses of $0.1 million and sub-advisory and referral fees of $0.1 million, partially offset by decreases in depreciation and amortization of $1.7 million and trade errors of $0.3 million.

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

Other Income (Expense), Net

	For the Years Ended December 31,
(in thousands)	2025	2024	2025 vs. 2024 ($)	2025 vs. 2024 (%)
Other income (expense), net	$222	$203	$19	9.4%
Interest income	775	1,432	(657)	-45.9%
Interest expense	(141)	(144)	3	-2.1%
Equity income from investments	866	1,154	(288)	-25.0%
Total other income (expense), net	$1,722	$2,645	$(923)	-34.9%

	For the Years Ended December 31,
(in thousands)	2024	2023	2024 vs. 2023 ($)	2024 vs. 2023 (%)
Other income (expense), net	$203	$76	$127	167.1%
Interest income	1,432	946	486	51.4%
Interest expense	(144)	(421)	277	-65.8%
Equity income from investments	1,154	73	1,081	NM
Total other income (expense), net	$2,645	$674	$1,971	292.4%

NM = Not Meaningful

Year Ended December 31, 2025 versus Year Ended December 31, 2024

Other income (expense), net decreased by $0.9 million to $1.7 million for the year ended December 31, 2025 from $2.6 million for the year ended December 31, 2024. There was a $0.1 million adjustment to the fair value of our tax receivable agreement liability as of December 31, 2025. The adjustment in fair value was a result of a reduction in the future effective corporate tax rates at the federal level and in New York City as a result of law changes. Equity income from investments decreased by $0.3 million in 2025 as compared with the same period in the prior year as a result of decreased performance fee allocations. Interest expense for the year ended December 31, 2025 remained flat as compared to the prior year. Interest income decreased by $0.7 million as a result of lower balances in interest-bearing accounts during the year.

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

Provision for Income Taxes

Year Ended December 31, 2025 versus Year Ended December 31, 2024

The provision for income taxes was $3.0 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively. Our provision for income taxes as a percentage of income before provision for income taxes for the year ended December 31, 2025 and 2024 was 27.0% and 22.5%, respectively.

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

Adjusted EBITDA

	Year Ended December 31,
	2025	2024	2023
Reconciliation of non-GAAP financial measure:
Net income	$8,059	$15,709	$15,183
GAAP Provision for income taxes	2,988	4,563	4,310
Delaware Franchise Tax	200	200	200
Interest expense	141	144	421
Interest income	(775)	(1,432)	(946)
Depreciation and amortization	2,421	4,146	4,014
Equity-based compensation	1,826	1,916	1,627
Other adjustments (A)	4,759	855	2,069
Adjusted EBITDA	$19,619	$26,101	$26,878
Adjusted EBITDA Margin	15.7%	21.1%	22.9%
Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$8,059	$15,709	$15,183
GAAP Provision for income taxes	2,988	4,563	4,310
Delaware Franchise Tax	200	200	200
Other adjustments (A)	4,759	855	2,069
Adjusted earnings before provision for income taxes	16,006	21,327	21,762
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(4,162)	(5,545)	(5,658)

Adjusted net income	$11,844	$15,782	$16,104

GAAP net income per share (B):
Basic	$0.56	$1.00	$0.96
Diluted	$0.56	$1.00	$0.96
Adjusted earnings per share/unit (B):
Basic	$1.00	$1.15	$1.16
Diluted	$0.91	$1.10	$1.12
Shares/units outstanding:
Basic Class A shares outstanding	7,783	9,376	9,479
Basic Class B shares/units outstanding	4,120	4,373	4,431
Total basic shares/units outstanding	11,903	13,750	13,910

Diluted Class A shares outstanding (C)	7,830	9,413	9,515
Diluted Class B shares/units outstanding (D)	5,133	4,945	4,820
Total diluted shares/units outstanding	12,963	14,358	14,335

(A)	Other adjustments consist of the following:

	Year Ended December 31,
	2025	2024	2023
Acquisition costs (a)	$—	$—	$5
Severance	153	393	71
Other (b)	4,606	462	1,993
Total other adjustments	$4,759	$855	$2,069

(a)
In 2023, represents professional fees of $5 related to the acquisition of Cortina.
(b)
In 2025, represents an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, legal fees of $355 related to our application for licensure in the EU, Tax Receivable Agreement adjustment of ($98), recruiting fees of $16 related to our EU initiative, legal and other professional fees of $90 related to other international initiatives, sign-on bonuses paid to certain employees of $67, rent expense of $60 and the accrual for an earnout bonus of $3,924. In 2024, represents a fair value adjustment to the Neosho contingent purchase price consideration of $12, an ASC 842 (see Note 2. “Summary of Significant Accounting Policies”) rent adjustment of $192 related to the amortization of property lease incentives, Tax Receivable Agreement adjustment of ($78), sign on bonuses paid to certain employees of $188, professional fees of $53 related to a transfer pricing project, legal fees of $46, data conversion costs of $27 and software implementation costs of $22. In 2023, represents a variable compensation payment of $1,667 related to the difference between the number of non-qualified stock options granted to an existing Class B unit holder as determined using the Black-Scholes method inclusive and exclusive of the expected annual dividend yield input, Tax Receivable Agreement adjustment of $2, an ASC 842 rent adjustment of $192 related to the amortization of property lease incentives, moving costs of $35, software implementation costs of $35, professional fees related to a transfer pricing project of $37, legal fees related to the startup of a fund of $2, a fair value adjustment to the Neosho contingent purchase price consideration of $24 and a fair value adjustment to the Cortina contingent purchase price consideration of ($2).

(B)	GAAP net income per share is strictly attributable to Class A shareholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B shareholders.
(C)	Includes 46,556 and 37,109 unvested restricted stock units at December 31, 2025 and 2024, respectively.
(D)	Includes 137,765 and 205,079 unvested restricted stock units and 875,774 and 366,293 non-qualified stock options at December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. As of December 31, 2025 and 2024, we had $4.0 million and $0, respectively, outstanding under the term loan. We were in compliance with the covenants under the credit facility as of December 31, 2025 and 2024.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2025, 2024 and 2023.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$44,069	$68,611	$70,301
Accounts receivable	$11,788	$12,225	$9,526
Due from Silvercrest Funds	$326	$945	$558

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

Cash Flows

The following table sets forth our cash flows for the years ended December 31, 2025, 2024 and 2023. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, distributions received from investments in investment funds, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$18,607	$21,590	$20,975
Net cash used in investing activities	(3,632)	(1,700)	(3,878)
Net cash used in financing activities	(39,493)	(21,549)	(24,216)
Net change in cash	$(24,518)	$(1,659)	$(7,119)

Operating Activities

Year Ended December 31, 2025 versus Year Ended December 31, 2024

Operating activities provided $18.6 million and $21.6 million for the years ended December 31, 2025 and 2024, respectively. This difference is primarily the result of decreases in net income of $7.7 million, equity-based compensation expense of $0.1 million, non-cash lease expense of $1.7 million, depreciation and amortization of $1.7 million, deferred tax expense of $0.1 million and a change in prepaid and other assets of $1.8 million. This was partially offset by increases in operating lease liabilities of $1.4 million, accrued compensation of $1.1 million, distributions from funds of $1.2 million, equity income from funds for $0.3 million, and changes in accounts receivable of $4.1 million and accounts payable and accrued expenses of $2.0 million.

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Operating activities provided $21.6 million and $21.0 million for the years ended December 31, 2024 and 2023, respectively. This difference is primarily the result of increases in net income of $0.5 million, equity-based compensation expense of $0.3 million, depreciation and amortization of $0.1 million, a change in prepaid and other assets of $0.1 million and accrued compensation of $4.9 million. These increases were partially offset by changes in deferred tax expense of $0.2 million, accounts receivable of $2.7 million, the TRA liability of $0.1 million, non-cash lease expense of $0.5 million, accounts payable and accrued expenses of $0.1 million, operating lease liabilities of $0.7 million and an increase in equity income from investments of $1.1 million.

Investing Activities

Year Ended December 31, 2025 versus Year Ended December 31, 2024

For the years ended December 31, 2025 and 2024, investing activities used $3.6 million and $1.7 million, respectively. The primary use of cash during 2025 and 2024 was for the acquisition of furniture, equipment and leasehold improvements.

Year Ended December 31, 2024 versus Year Ended December 31, 2023

For the years ended December 31, 2024 and 2023, investing activities used $1.7 million and $3.9 million, respectively. The primary use of cash during 2024 and 2023 was for the acquisition of furniture, equipment and leasehold improvements.

Financing Activities

Year Ended December 31, 2025 versus Year Ended December 31, 2024

For the years ended December 31, 2025 and 2024, financing activities used $39.5 million and $21.5 million, respectively. Dividends of $7.1 million and $7.4 million were paid during 2025 and 2024, respectively, to Class A shareholders. Payments received from partners on notes receivable was $0.1 million and $0.1 million during 2025 and 2024, respectively. Payments received from partners upon issuance of Class B shares was $0.1 million during 2025. Distributions to partners of Silvercrest L.P. of $6.0 million and $6.7 million were paid during 2025 and 2024, respectively. Repayment of borrowings under the credit facility was $0 and $2.7 million in 2025 and 2024, respectively. Borrowings under the credit facility was $4.0 million and $0 during 2025 and 2024, respectively. Payments of contingent purchase price consideration totaled $0 and $0.1 million in 2025 and 2024, respectively. During 2025 and 2024, approximately 1,982,000 and 266,000 shares of Class A common stock of Silvercrest Asset Management Group Inc. were purchased at a cost of $30.5 million and $4.6 million, respectively.

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

As of December 31, 2025 and 2024, $4.0 million and $0 was outstanding under our term loan with City National Bank.

As of December 31, 2025 and 2024, there were no borrowings outstanding on our revolving credit facility with City National Bank.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as of December 31, 2025 or December 31, 2024.

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

We account for Goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. We utilized this option when performing our annual impairment assessment in 2025 and 2024, and concluded that our single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
December 31, 2025 AUM	$25.3	$5.7	$6.0	$37.0
December 31, 2024 AUM	$24.7	$6.1	$5.7	$36.5

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in this annual report.

The average value of our assets under management for the year ended December 31, 2025 was approximately $36.8 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.7 billion for the year ended December 31, 2025, which would cause an annualized increase or decrease in revenues of approximately $12.5 million for the year ended December 31, 2025, at a weighted average fee rate for the year ended December 31, 2025 of 0.34%.

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

Tax Receivable Agreement

In connection with our initial public offering and reorganization of Silvercrest L.P. that was completed on June 26, 2013, we entered into a tax receivable agreement with the partners of Silvercrest L.P. that requires the Company to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P.

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

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the years ended December 31, 2025, 2024 and 2023 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage and therefore the fees we receive. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2025. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on our internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be included in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Financial Statements
(i)
Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
(ii)
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
(iii)
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
(iv)
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
(v)
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

4.7*

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

10.6*+	Employment agreement with Richard R. Hough III dated September 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 24, 2018).

10.7*+	Form of Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 24, 2018).

10.8*+	Employment agreement with J. Allen Gray dated July 29, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 3, 2020).

10.9*	Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on June 18, 2024).

10.10*

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

19.1**	Insider Trading Policy.

21.1**	List of Subsidiaries.

23.1**	Consent of Deloitte & Touche LLP.

24.1**	Power of Attorney (included in the Form 10-K under "Signatures").

31.1**	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K filed on March 7, 2024).

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed

** Filed herewith

*** Furnished herewith

+ Constitutes a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March 2026.

SILVERCREST ASSET MANAGEMENT GROUP INC.

By:	/s/ Richard R. Hough III
Richard R. Hough III
Chairman, Chief Executive Officer and President

By:	/s/ Scott A. Gerard
Scott A. Gerard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard R. Hough III and Scott A. Gerard as his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2025 and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard R. Hough III
Richard R. Hough III	(Principal Executive Officer), Chairman and Director	March 16, 2026

/s/ Scott A. Gerard
Scott A. Gerard	(Principal Financial and Accounting Officer)	March 16, 2026

/s/ J. Allen Gray
J. Allen Gray	Managing Director – Head of Institutional Business and Director	March 16, 2026

/s/ Richard J. Burns
Richard J. Burns	Director	March 16, 2026

/s/ Brian D. Dunn
Brian D. Dunn	Director	March 16, 2026

/s/ Darla M. Romfo
Darla M. Romfo	Director	March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Silvercrest Asset Management Group Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Tax Receivable Agreement – Refer to Note 1 of the financial statements

Critical Audit Matter Description

As disclosed in Note 1, in connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of Silvercrest L.P (“SLP”), Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires the Company to pay 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not SLP as Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any. Amounts due to the partners could be significant and depend on the level of tax savings ultimately realized.

Realization of these tax benefits may occur in periods after the IPO as a result of any step-up in tax basis in SLP’s assets resulting from (a) the purchases or exchanges of Class B units (along with the corresponding shares of the Class B common stock) for shares of the Class A common stock, (b) payments under the TRA, (c) certain prior distributions, transfers, or exchanges of Class B units that resulted in tax basis adjustments to SLP’s assets, and (d) the U.S. federal and state income tax rates then applicable.

The estimated liability payable under the TRA is considered by us to be a critical audit matter due to the judgements by management to determine the impact of the change in tax basis, resulting from changes in the price of shares of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the income and the tax rates then applicable.

Given the complexity of the calculation and high volume of inputs used to estimate the TRA liability, performing audit procedures to evaluate the accuracy of the calculation and appropriateness of the inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists who possess significant tax regulation and TRA calculation expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the TRA included the following, among others:

•
We tested the effectiveness of controls over the management’s determination of the TRA liability.
•
With the assistance of our income tax specialists, our audit procedures related to the TRA liability included evaluating and assessing the following, among others:
o
We evaluated the appropriateness of management's application of the accounting for the TRA liability, and the reasonableness of the methods, inputs, and assumptions used by management to determine the TRA liability.
o
We evaluated the impact of exchange transactions on the computation of the TRA liability by performing testing, on a sample basis, of exchanges, tax basis amounts and calculations related to the step-up in basis.
o
We tested the appropriateness of the tax rates and tax amortization utilized in the determination of the TRA liability, by agreeing to the terms in the TRA and applicable federal and state tax laws.
o
We tested the mathematical accuracy of the TRA liability calculation by recomputing the liability.

/s/ Deloitte & Touche LLP

New York, New York

March 16, 2026

We have served as the Company’s auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Silvercrest Asset Management Group Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Silvercrest Asset Management Group Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 16, 2026

Silvercrest Asset Management Group Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$44,069	$68,611
Investments	1,030	1,354
Receivables, net	11,788	12,225
Due from Silvercrest Funds	326	945
Furniture, equipment and leasehold improvements, net	7,715	7,387
Goodwill	63,675	63,675
Operating lease assets	17,376	16,032
Finance lease assets	322	254
Intangible assets, net	14,451	16,644
Deferred tax asset	1,494	4,220
Prepaid expenses and other assets	4,361	3,085
Total assets	$166,607	$194,432
Liabilities and Equity
Accounts payable and accrued expenses	$4,282	$1,953
Accrued compensation	43,421	39,865
Borrowings under credit facility	4,023	—
Operating lease liabilities	19,625	22,270
Finance lease liabilities	330	262
Deferred tax and other liabilities	10,042	10,389
Total liabilities	81,723	74,739
Commitments and Contingencies (Note 10)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,838,804 and 7,782,884 issued and outstanding, respectively, as of December 31, 2025; 10,450,559 and 9,376,280 issued and outstanding, respectively, as of December 31, 2024	108	104
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,119,699 and 4,373,315 issued and outstanding as of December 31, 2025 and 2024, respectively	40	42
Additional Paid-In Capital	58,875	56,369
Treasury stock, at cost, 3,055,920 and 1,074,279 shares as of December 31, 2025 and 2024, respectively	(50,426)	(19,728)
Accumulated other comprehensive income (loss)	(67)	(43)
Retained earnings	41,744	43,953
Total Silvercrest Asset Management Group Inc.’s equity	50,274	80,697
Non-controlling interests	34,610	38,996
Total equity	84,884	119,693
Total liabilities and equity	$166,607	$194,432

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the year ended December 31,
	2025	2024	2023
Revenue
Management and advisory fees	$120,552	$119,316	$112,794
Family office services	4,767	4,335	4,616
Total revenue	125,319	123,651	117,410
Expenses
Compensation and benefits	83,945	76,663	72,619
General and administrative	32,049	29,361	25,972
Total expenses	115,994	106,024	98,591
Income before other income (expense), net	9,325	17,627	18,819
Other income (expense), net
Other income (expense), net	222	203	76
Interest income	775	1,432	946
Interest expense	(141)	(144)	(421)
Equity income from investments	866	1,154	73
Total other income (expense), net	1,722	2,645	674
Income before provision for income taxes	11,047	20,272	19,493
Provision for income taxes	(2,988)	(4,563)	(4,310)
Net income	8,059	15,709	15,183
Less: net income attributable to non-controlling interests	(3,174)	(6,174)	(6,089)
Net income attributable to Silvercrest	$4,885	$9,535	$9,094
Net income per share:
Basic	$0.56	$1.00	$0.96
Diluted	$0.56	$1.00	$0.96
Weighted average shares outstanding:
Basic	8,755,491	9,495,375	9,431,404
Diluted	8,792,647	9,532,525	9,464,339

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity
January 1, 2023	9,560	$101	4,545	$44	$53,982	509	$(9,295)	$—	$39,761	84,593	$41,239	$125,832
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(7,818)	(7,818)
Issuance of Class B shares	—	—	1	0	—	—	—	—	—	—	25	25
Equity-based compensation	8	—	95	1	220	—	—	—	—	221	1,406	1,627
Repayment of notes receivable from partners	—	—	0	—	0	—	—	—	—	—	95	95
Net Income	—	—	—	—	—	—	—	—	9,094	9,094	6,089	15,183
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(352)	—	—	—	—	(352)	—	(352)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Share Conversion	210	2	(210)	(2)	1,959	—	—	—	—	1,959	(1,959)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(299)	—	—	0	—	299	(5,762)	—	—	(5,762)	—	(5,762)
Dividends paid on Class A common stock - $0.74 per share	0	—	—	—	—	0	—	—	(7,004)	(7,004)	—	(7,004)
Cumulative translation adjustment	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
December 31, 2023	9,479	$103	4,431	$43	$55,809	808	$(15,057)	$(12)	$41,851	82,737	$39,073	$121,810
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(6,720)	(6,720)
Issuance of Class B shares	—	—	2	—	—	—	—	—	—	—	25	25
Equity-based compensation	13	1	90	(1)	220	—	—	—	—	220	1,696	1,916
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	94	94
Net Income	—	—	—	—	—	—	—	—	9,535	9,535	6,174	15,709
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1,005)	—	—	—	—	(1,005)	—	(1,005)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Share Conversion	150	—	(150)	0	1,345	—	—	—	—	1,345	(1,345)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(266)	—	—	—	—	266	(4,671)	—	—	(4,671)	—	(4,671)
Dividends paid on Class A common stock - $0.78 per share	—	—	—	—	—	—	—	—	(7,433)	(7,433)	—	(7,433)
Cumulative translation adjustment	—	—	—	—	—	—	—	(31)	—	(31)	—	(31)
December 31, 2024	9,376	$104	4,373	$42	$56,369	1,074	$(19,728)	$(43)	$43,953	80,697	$38,996	$119,693
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(5,964)	(5,964)
Issuance of Class B shares	—	—	31	—	—	—	—	—	—	—	535	535
Issuance of notes receivable	—	—	0	—	—	—	—	—	—	—	(485)	(485)
Equity-based compensation	14	1	91	1	223	—	—	—	—	225	1,601	1,826
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	126	126
Net Income	—	—	—	—	—	—	—	—	4,885	4,885	3,174	8,059
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(1,070)	—	—	—	—	(1,070)	—	(1,070)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Share Conversion	375	3	(375)	(3)	3,353	—	—	—	—	3,353	(3,353)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(1,982)	—	—	—	—	1,982	(30,698)	—	—	(30,698)	—	(30,698)
Dividends paid on Class A common stock - $0.82 per share	—	—	—	—	—	—	—	—	(7,094)	(7,094)	—	(7,094)
Cumulative translation adjustment	—	—	—	—	—	—	—	(24)	—	(24)	—	(24)
December 31, 2025	7,783	$108	4,120	$40	$58,875	3,056	$(50,426)	$(67)	$41,744	$50,274	$34,610	$84,884

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$8,059	$15,709	$15,183
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,826	1,916	1,627
Depreciation and amortization	2,421	4,146	4,014
Deferred income taxes	1,951	2,014	2,186
Tax receivable agreement adjustment	(98)	(78)	2
Non-cash interest on notes receivable from partners	(20)	(1)	(4)
Non-cash lease expense	1,864	3,580	4,041
Distributions received from investment funds	1,190	18	0
Equity income from investments	(866)	(1,154)	(73)
Cash flows due to changes in operating assets and liabilities:
Receivables and due from Silvercrest Funds	1,056	(3,086)	(389)
Prepaid expenses and other assets	(1,854)	(53)	(170)
Accounts payable and accrued expenses	2,144	111	214
Accrued compensation	3,556	2,494	(2,363)
Operating lease liabilities	(2,645)	(4,007)	(3,275)
Interest payable on notes payable	23	(19)	(18)
Net cash provided by operating activities	18,607	21,590	20,975
Cash Flows From Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(3,632)	$(1,700)	$(3,878)
Net cash used in investing activities	(3,632)	(1,700)	(3,878)
Cash Flows From Financing Activities
Earn-outs paid related to acquisitions	$—	$(75)	$(75)
Repayments of notes payable	—	(2,700)	(3,600)
Borrowings under credit facility	4,000
Principal payments on financing leases	(132)	(120)	(117)
Distributions to partners	(5,964)	(6,720)	(7,818)
Dividends paid on Class A common stock	(7,073)	(7,403)	(6,996)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(30,500)	(4,625)	(5,705)
Payments from partners on issuance of Class B shares	50	—	—
Payments from partners on notes receivable	126	94	95
Net cash used in financing activities	(39,493)	(21,549)	(24,216)
Effect of exchange rate changes on cash and cash equivalents	(24)	(31)	(12)
Net (decrease) increase in cash and cash equivalents	(24,542)	(1,690)	(7,131)
Cash and cash equivalents, beginning of year	68,611	70,301	77,432
Cash and cash equivalents, end of year	$44,069	$68,611	$70,301

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Consolidated Statements of Cash Flows

(continued)

(In thousands)

	For the year ended December 31,
	2025	2024	2023
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes
Federal	$559	$600	$375
State
New York State/City	903	950	793
Connecticut	30	65	283
Other	205	128	154
Foreign	—	—	—
Total income taxes paid	1,697	1,743	1,605
Interest	36	62	332

Supplemental Disclosures of Non-cash Financing and Investing Activities
Issuance of Class B units of Silvercrest L.P. in conjunction with the acquisition of Neosho	—	25	25
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	485	—	—
Class B units issued to a new partner for capital contributions to Silvercrest L.P.	50	—	—
Recognition of deferred tax assets as a result of share conversions	(1,070)	(1,005)	(352)
Assets acquired under capital leases	201	46	109
Accrued dividends	21	30	24
Purchase of shares of Class A common stock excise tax accrual	198	46	57

See accompanying notes to consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Consolidated Financial Statements

As of and for the Years ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share or per unit amounts)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P. and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,782,884 Class A units or approximately 66.0% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with Silvercrest’s initial public offering (the “IPO”) and reorganization of SLP that was completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the tax receivable agreement are a liability of Silvercrest and not Silvercrest L.P. As of December 31, 2025 this liability is estimated to be $9,325 and is included in deferred tax and other liabilities in the Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

For the years ended December 31, 2025, 2024 and 2023, the Tax Receivable Agreement Adjustment related to the underlying deferred tax assets was $98, $78 and ($2), respectively, and is included in Other income (expense), net in the Consolidated Statements of Operations.

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

Were the IRS to successfully challenge the tax basis increases described above, Silvercrest would not be reimbursed for any payments previously made under the TRA. As a result, in certain circumstances, Silvercrest could make payments under the TRA in excess of its actual cash savings in income tax. For the years ended December 31, 2025, 2024 and 2023, Silvercrest made TRA payments totaling $893, $843 and $795, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Silvercrest and its wholly-owned subsidiaries, SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of and for the years ended December 31, 2025, 2024 and 2023. All intercompany transactions and balances have been eliminated.

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

As of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023, each fund is deemed to be a VoIE and neither SLP nor Silvercrest consolidated any of the Silvercrest Funds.

Non-controlling interest

As of December 31, 2025 and 2024, Silvercrest holds approximately 64.8% and 67.3%, respectively, of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Consolidated Statement of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Consolidated Statement of Operations as a reduction or addition to net income derived from SLP.

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

The following table presents the segment revenue and significant expenses for the years ended December 31, 2025, 2024 and 2023.

	For the year ended December 31,	For the year ended December 31,	For the Year Ended December 31,
	2025	2024	2023
Revenue
Managed accounts	$116,850	$115,246	$108,726
Silvercrest funds	3,702	4,070	4,068
Tax and family office services	4,418	4,092	4,246
Fund administration	349	243	370
Total revenue	125,319	123,651	117,410
Expenses
Compensation and benefits	83,945	76,663	72,619
Occupancy and related	7,417	7,121	6,857
General and administrative	5,182	4,172	3,453
Professional fees	6,345	3,804	2,675
Portfolio and systems expense	6,556	6,553	5,652
Travel	2,226	1,765	1,581
Other segment items	4,323	5,946	5,754
Total expenses	115,994	106,024	98,591
Other income (expense), net
Interest expense	(141)	(144)	(421)
Interest and other income	1,863	2,789	1,095
Total other income (expense), net	1,722	2,645	674

Provision for income taxes	2,988	4,563	4,310

Net income	$8,059	$15,709	$15,183

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value at December 31, 2025 and 2024. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the years ended December 31, 2025, 2024 and 2023.

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

The Company accounts for goodwill under Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and Other,” which provides an entity the option to first perform a qualitative assessment of whether a reporting unit’s fair value is more likely than not less than its carrying value, including goodwill. In performing its qualitative assessment, an entity considers the extent to which adverse events or circumstances identified, such as changes in economic conditions, industry and market conditions or entity specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If an entity concludes that the fair value of a reporting unit is more likely than not less than its carrying amount, the entity is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and, accordingly, measure the amount, if any, of goodwill impairment loss to be recognized for that reporting unit. The Company utilized this option when performing its annual impairment assessment in 2025, 2024 and 2023, and concluded that its single reporting unit’s fair value was more likely than not greater than its carrying value, including goodwill.

The Company has one reporting unit at December 31, 2025 and 2024. No goodwill impairment charges were recorded during the years ended December 31, 2025, 2024 and 2023.

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

The Company purchased 808,455 shares of Class A common stock pursuant to the 2021 Repurchase Program for an aggregate price of approximately $15,057. The 2021 Repurchase Program ended in August 2023.

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

The Company had purchased 709,687 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $12,119. The 2024 Repurchase Program ended in April 2025.

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

As of December 31, 2025, the Company has purchased 1,537,778 shares of Class A common stock pursuant to the 2025 Repurchase Program for an aggregate price of approximately $23,127.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBB did not have a material impact on our consolidated financial statements as of December 31, 2025.

Recent Accounting Developments

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The new guidance is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company adopted this ASU for the annual period ended December 31, 2025 and elected to apply the amendments prospectively. See Note 14 “Income Taxes” for the new disclosure required by this ASU.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. Under the ASU, all public business entities are required to disaggregate disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnote to the financial statements. ASU 2024-03 will become effective for the Company for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-03, “Identifying the Accounting Acquirer in a Business Combination”. This ASU clarifies that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. ASU 2025-03 will become effective for the Company for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

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

In July 2025, the FASB issued ASU 2025–05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025–05”). ASU 2025–05 simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025–06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025–06”). ASU 2025–06 eliminates accounting consideration of software project development stages; requires capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold). ASU 2025–06 also enhances the guidance around the ‘probable-to-complete’ threshold. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, “FASB Amends Guidance on Interim Reporting”. This ASU intends to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” ASU 2025-11 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-11 to have a material effect on the Company's Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-12, “FASB Makes Codification Improvements”. This ASU intends to update the codification “for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. ASU 2025-12 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-12 to have a material effect on the Company's Consolidated Financial Statements.

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

Fair value adjustments to contingent purchase price consideration of $0, $12 and $24 were recorded for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in general, and administrative expenses in the Consolidated Statement of

Operations for the years then ended. During each of the year ended December 31, 2024, the Company made a contingent purchase price payment to Neosho of $100 in the form of $75 in cash and $25 in equity. As of December 31, 2025 and 2024, Company has no liability for contingent consideration related to earnout payments to be made in conjunction with the Neosho Acquisition.

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

Fair value adjustments to contingent purchase price consideration of $0, $0 and ($2) were recorded for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in general and administrative expenses in the Consolidated Statement of

Operations for the years then ended. SAMG LLC has a liability of $0 as of December 31, 2025 and 2024, respectively, for contingent consideration related to earnout payments to be made in conjunction with the Cortina Acquisition.

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

4. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $1,030 and $1,354 as of December 31, 2025 and 2024, respectively, representing the Company’s equity method investments in affiliated investment funds which have been established and managed by the Company and its affiliates. The Company’s financial interest in these funds can range up to 2%. Despite the Company’s insignificant financial interest, the Company exercises significant influence over these funds as the Company typically serves as the general partner, managing member or equivalent for these funds. During 2007, the Silvercrest Funds granted rights to the unaffiliated investors in each respective fund to provide that a simple majority of the fund’s unaffiliated investors will have the right, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures. At December 31, 2025 and 2024, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with these entities began on the dates that they were formed, which range from July 2003 to July 2014.

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

At December 31, 2025 and 2024, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis, with the exception of the contingent consideration related to the acquisition earnouts.

Contingent Consideration

For business acquisitions, the Company recognizes the fair value of goodwill and other acquired intangible assets, and estimated contingent consideration at the acquisition date as part of purchase price. This fair value measurement is based on unobservable (Level 3) inputs.

The following table represents changes in the fair value of estimated contingent consideration for the years ended December 31, 2025, 2024 and 2023:

Balance at January 1, 2023	166
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	22
Balance at December 31, 2023	$88
Additions to estimated contingent consideration	—
Payments of contingent consideration	(100)
Non-cash changes in fair value of estimated contingent consideration	12
Balance at December 31, 2024	$—
Additions to estimated contingent consideration	—
Payments of contingent consideration	—
Non-cash changes in fair value of estimated contingent consideration	—
Balance at December 31, 2025	$—

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

Please refer to Note 3. Acquisitions for more details on contingent consideration related to acquisition earnouts.

At December 31, 2025 and December 31, 2024, financial instruments that are not held at fair value are categorized in the table below:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents(1)	$44,069	$44,069	$68,611	$68,611
Investments(2)	$1,030	$1,030	$1,354	$1,354

Financial liabilities:
Borrowings under credit facility(3)	$4,023	$4,023	$—	$—

(1)
Includes $1,634 and $1,566 of cash equivalents at December 31, 2025 and 2024, respectively, that fall under Level 1 in the fair value hierarchy.
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

5. RECEIVABLES, NET

The following is a summary of receivables as of December 31, 2025 and December 31, 2024:

	2025	2024
Management and advisory fees receivable	$4,301	$5,401
Unbilled receivables	7,717	6,856
Other receivables	203	248
Receivables	12,221	12,505
Allowance for doubtful receivables	(433)	(280)
Receivables, net	$11,788	$12,225

6. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of December 31, 2025 and December 31, 2024:

	2025	2024
Leasehold improvements	$6,393	$9,439
Furniture and equipment	16,330	12,859
Artwork	619	619
Total cost	23,342	22,917
Accumulated depreciation and amortization	(15,627)	(15,530)
Furniture, equipment and leasehold improvements, net	$7,715	$7,387

Correction of immaterial prior period error:

During the year ended December 31, 2025, the Company determined it had incorrectly classified certain reimbursable tenant improvements recorded in prior years as leasehold improvements that should have been classified within Operating lease assets. As a result, the Company overstated depreciation expense and accumulated depreciation expense in prior years. The Company recorded an out of period adjustment during 2025 to correct the errors. Leasehold improvements of $3,208 were reclassified to Operating lease assets. Included in depreciation and amortization expense (which is a component of General and administrative expenses in the Consolidated Statements of Operations) for the year ended December 31, 2025 is the reversal of accumulated depreciation expense recognized in prior periods of $1,500 related to reimbursed leasehold improvements that are now recorded within Operating lease assets. The Company determined the out of period adjustments were not material to the current year financial statements or any previously presented financial statements.

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $96, $1,734, and $1,476, respectively.

During 2025, the Company wrote off total assets with a cost of $8 and accumulated depreciation of $8. During 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236.

7. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill as of December 31, 2025 and December 31, 2024:

	2025	2024
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

8. INTANGIBLE ASSETS

The following is a summary of intangible assets as of December 31, 2025 and December 31, 2024:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2025	$44,060	$2,461	$46,521
Balance, December 31, 2025	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2025	(27,416)	(2,461)	(29,877)
Amortization expense	(2,193)	—	(2,193)
Balance, December 31, 2025	(29,609)	(2,461)	(32,070)
Net book value	$14,451	$—	$14,451
Cost
Balance, January 1, 2024	$44,060	$2,461	$46,521
Balance, December 31, 2024	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2024	(25,127)	(2,461)	(27,588)
Amortization expense	(2,289)	—	(2,289)
Balance, December 31, 2024	(27,416)	(2,461)	(29,877)
Net book value	$16,644	$—	$16,644

Amortization expense related to intangible assets was $2,193, $2,289 and $2,416 for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

2026	$1,832
2027	1,828
2028	1,824
2029	1,820
2030	1,816
Thereafter	5,331
Total	$14,451

9. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. The Company was in compliance with the covenants under the credit facility as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company did not have any outstanding borrowings under the revolving credit loan. As of December 31, 2025 and 2024, the Company had $4,000 and $0, respectively, outstanding under the term loan. Accrued but unpaid interest was $23 and $0 as of December 31, 2025 and 2024, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit and term loans was $96, $97 and $369 for the years ended December 31, 2025, 2024 and 2023.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the years ended December 31, 2025, 2024 and 2023 amounted to $6,973, $6,808 and $6,568, respectively. The Company received sub-lease income from subtenants during the years ended December 31, 2025, 2024 and 2023 of $40, $126, and $155, respectively. Therefore, for the years ended December 31, 2025, 2024 and 2023, net rent expense amounted to $6,933, $6,682 and $6,413, respectively, and is included in general and administrative expenses in the Consolidated Statement of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of December 31, 2025 and 2024. The letter of credit was collateralized by the Company’s revolving credit facility with City National Bank in 2022 and 2021. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord that is collateralized by the Company’s revolving credit facility with City National Bank.

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

In April 2022, the Company extended its lease agreement for office space in Charlottesville, VA. The new term began on July 1, 2022 and expired on December 31, 2023. In November 2024, the Company extended this lease, with the new term beginning on January 1, 2025 and expiring on December 31, 2025. In December 2025, the Company extended the lease, with the new term beginning on January 1, 2026 and expiring on December 31, 2026. Monthly rent expense is $3.

In connection with the acquisition of Jamison Eaton & Wood, Inc. (the “Jamison Acquisition”), the Company assumed the lease agreement for office space in Bedminster, NJ. The amended Bedminster lease commenced on April 1, 2022 and expires on July 31, 2027. Monthly rent expense is $11. The Bedminster lease is subject to escalation clauses and provides for a rent-fee period of four months.

In February 2023, the Company extended its lease related to its Boston, MA office space. The amended lease commenced on May 1, 2023 and expires on August 31, 2028. The agreement is subject to escalation clauses and provides for a rent-free period of four months and tenant improvements of $195. Monthly rent expense under this extension is $23.

In November 2019, the Company entered into a lease agreement for office space in San Diego, CA. The lease commenced on February 1, 2020 and expired on June 30, 2025. The lease was subject to escalation clauses and provided for a rent-free period of four months and for tenant improvements of up to $27. Monthly rent expense under this lease was $12. On January 24, 2025, the Company extended this lease, with the new term beginning on July 1, 2025 and expiring on November 30, 2030. The lease is subject to escalation clauses and provides for a rent-free period of five months and for tenant improvements of up to $15. Monthly rent expense under this lease is $15.

In November 2022, the Company entered into a lease agreement for office space in Milwaukee, WI. The lease commenced on June 1, 2023 and expires on May 31, 2034. The lease agreement provides for a reduced rent period of 24 months. Monthly rent expense under this lease is $22.

In February 2025, the Company entered into a lease agreement for office space in Singapore. The lease commenced on May 16, 2025 and expires on May 15, 2031. Monthly rent expense under this lease is S$34.

In August 2025, the Company entered into a lease agreement for office space in Atlanta, GA with a targeted commencement of January 1, 2026 and expiration of May 31, 2033. The lease agreement provides for a reduced rent period of 12 months. Monthly rent expense under this lease is $17.

The components of lease expense for the years ended December 31, 2025 and 2024 is as follows:

	Year ended December 31,	Year Ended December 31,
	2025	2024
Operating Lease Cost	$6,246	$6,122
Financing Lease Cost:
Amortization of ROU assets	133	122
Interest on lease liabilities	13	13
Total	146	135

Future minimum lease payments and rentals under lease agreements for office space which expire through 2034 are as follows:

	Minimum Lease Commitments	Non-cancellable Subleases	Minimum Net Rentals
2026	$7,194	$—	$7,194
2027	7,255	—	7,255
2028	5,630	—	5,630
2029	1,026	—	1,026
2030	1,030	—	1,030
Thereafter	1,767	—	1,767
	23,902	—	23,902
Weighted-average remaining lease term – operating leases (months)			45.9
Weighted-average discount rate			5.4%

As of December 31, 2025, the Company has finance leases for the following office equipment: (i) a five-year lease agreement for four copiers totaling $94 with minimum monthly lease payments of $2, which began on February 1, 2021 and continues through January 31, 2026, (ii) a four-year lease for a copier totaling $31 with minimum monthly payments of $1, which began on May 1, 2022 and continues through April 30, 2026, (iii) a three-year lease for a copier totaling $30 with minimum monthly lease payments of $1, which began on September 1, 2022 and continued through August 31, 2025, (iv) a 39-month lease for a copier totaling $11 with minimum monthly lease payments of $0.3, which began on September 1, 2022 and continued through November 30, 2025, (v) a five-year lease for office equipment totaling $210 with minimum monthly payments of $4, which began on October 1, 2022 and continues through September 30, 2027, (vi) a three-year lease for office equipment totaling $28, with minimum monthly payments of $1, which began on October 1, 2023 and continues through September 30, 2026, (vii) a three-year lease for office equipment totaling $87, with minimum monthly payments of $2, which began on October 1, 2023 and continues through September 30, 2026, (viii) a three-year lease for office equipment totaling $50, with minimum monthly payments of $1, which began on January 1, 2025 and continues through December 31, 2027, (ix) a three-year lease for office equipment totaling $12, with minimum monthly payments of $0.5, which began on September 1, 2025 and continues through August 31, 2028, (x) a five-year lease for office equipment totaling $208, with minimum monthly payments of $4, which began on November 1, 2025 and continues through October 31, 2030, (xi) a 39-month lease for office equipment totaling $10, with minimum monthly payments of $0.5, which began on November 1, 2025 and continues through January 31, 2029, and (xii) a three-year lease for office equipment totaling $10, with minimum monthly payments of $0.5, which begins on January 1, 2026 and continues through December 31, 2028 . The aggregate principal balance of finance leases was $330 and $262 as of December 31, 2025 and 2024, respectively.

The assets relating to finance leases that are included in equipment as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Finance lease assets included in furniture and equipment	$748	$555
Less: Accumulated depreciation and amortization	(426)	(301)
	$322	$254

Depreciation expense relating to finance lease assets was $133, $122 and $121 for the years ended December 31, 2025, 2024 and 2023, respectively.

During 2025, the Company wrote off assets with a cost of $8 and accumulated depreciation of $8. During 2024, the Company wrote off assets with a cost of $236 and accumulated depreciation of $236.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
2026	$126
2027	88
2028	43
2029	38
2030	33
Thereafter	—
Total	$328
Weighted-average remaining lease term – finance leases (months)	39.9
Weighted-average discount rate	6.6%

11. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $5,964, $6,720 and $7,818 for the years ended December 31, 2025, 2024 and 2023, respectively. The distributions are included in non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Equity.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the years ended December 31, 2025, 2024 and 2023, SLP accrued partner incentive allocations of $30,889, $31,140 and $31,289, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company distributed $30,863, $30,008 and $32,262, respectively, of previously accrued partner incentive allocations.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at December 31, 2025
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,782,884	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,119,699	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below

(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During 2025 and 2024, Silvercrest granted 23,130 and 15,017 restricted stock units, respectively, which will vest and settle in the form of Class A shares of Silvercrest. As of December 31, 2025, 46,556 Class A restricted stock units remain unvested.
(3)
Each share of Class B common stock is entitled to one vote per share.

(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,119,699 Class B units, which represents the right to receive their proportionate share of the distributions made by SLP and 137,765 restricted stock units which will vest and settle in the form of Class B units of SLP. The 137,765 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the deferred equity units have not been issued and are not deemed outstanding, the holders of deferred equity units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of deferred equity units of SLP until such time that the underlying Class B units are issued.
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

During the year ended December 31, 2025, Silvercrest issued the following shares:

Class A Common Stock

# of
Shares
Class A common stock outstanding - January 1, 2025	9,376,280
Issuance of Class A common stock upon exchange of Class B units for Class A common stock	374,562
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	(1,981,641)
Issuance of Class A common stock upon vesting of restricted stock units	13,683

Class A common shares outstanding - December 31, 2025	7,782,884

Class B Common Stock

# of
Shares
Class B common stock outstanding - January 1, 2025	4,373,315
Issuance of Class B common stock	29,927
Cancellation of Class B common stock upon exchange of Class B units for Class A common stock	(374,562)
Issuance of Class B common stock upon vesting of restricted stock units	91,019

Class B common shares outstanding - December 31, 2025	4,119,699

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

Notes receivable from partners are as follows:

	December 31, 2025	December 31, 2024
Beginning balance	$251	$344
New notes issued to partners	485	—
Repayment of notes	(126)	(94)
Interest accrued and capitalized on notes receivable	20	1
Ending balance	$630	$251

Full recourse notes receivable from partners as of December 31, 2025 and 2024 are $629 and $251, respectively. There were no limited recourse notes receivable from partners as of December 31, 2025 and 2024. There is no allowance for credit losses on notes receivable from partners as of December 31, 2025 and 2024.

13. RELATED PARTY TRANSACTIONS

During 2025 and 2024, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the years ended December 31, 2025, 2024 and 2023 the Company earned management fee income from the funds listed above, which is included in “Management and advisory fees” in the Consolidated Statement of Operations, of $3,703, $4,070, and $4,068, respectively, and performance fees and allocations of $874, $1,129, and $0, respectively, which is included in equity income from investments in the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the Company was owed $326 and $945, respectively, from its various funds, which is included in the Due from Silvercrest Funds on the Consolidated Statements of Financial Condition.

For the years ended December 31, 2025, 2024 and 2023, the Company earned advisory fees of $1,920, $1,856 and $1,652, respectively, from assets managed on behalf of certain of its employees. As of December 31, 2025 and 2024, the Company is owed approximately $161 and $98, respectively, from certain of its employees, which is included in receivables, net on the Consolidated Statements of Financial Condition.

14. INCOME TAXES

Income before tax expense for 2025 was $11,047. Of this amount $12,622 is from domestic sources and ($1,575) is from foreign sources. Income before tax expense for 2024 was $20,272. Of this amount $21,288 is from domestic sources and ($1,016) is from foreign sources. Income before tax expense for 2023 was $19,493. Of this amount $19,921 is from domestic sources and ($428) is from foreign sources.

	Year Ended December 31,
	2025	2024	2023
Current Provision:
Federal	$242	$1,228	$823
State and local	795	1,321	1,301
Foreign	—	—	—
Total Current Provision	1,037	2,549	2,124
Deferred Provision:
Federal	1,423	1,466	1,671
State and local	528	548	515
Foreign	—	—	—
Total Deferred Provision	1,951	2,014	2,186
Total Provision for Income Taxes	$2,988	$4,563	$4,310

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their bases for income tax purposes.

As of December 31, 2025 and 2024, the Company had a net deferred tax asset of $1,110 and $3,924, respectively.

A summary of deferred tax assets and liabilities as follows:

	As of December 31,
	2025	2024
Deferred tax assets
Intangible assets	$9,111	$9,821
Net operating losses	39	—
Net operating losses, foreign subsidiary	598	308
Deferred leases	3,405	287
Other	—	63
Total deferred tax assets	$13,153	$10,479
Deferred tax liabilities
Intangible assets	$6,997	$4,797
Fixed assets	2,990	1,190
Right of use assets	951	206
Other	507	54
Total deferred tax liabilities	11,445	6,247
Net deferred tax assets (liabilities)	1,708	4,232
Less: Valuation allowance	(598)	(308)
Net deferred tax assets (liabilities)	$1,110	$3,924

The following table reconciles the 2025 provision for income taxes to the U.S. Federal statutory tax rate on a prospective basis as required by ASU 2023-09:

	Year Ended December 31,
	2025
Statutory U.S. federal income tax rate	21.00%	$2,320
State and local income taxes[1]	9.14%	1,010
Unrecognized tax benefits	2.88%	318
Foreign tax effects
Singapore
Valuation allowance	2.57%	284
Foreign rate differential	0.57%	63
Nontaxable or Nondeductible items
Non-controlling interest	(6.84)%	(756)
Other	0.23%	25
Other	(2.50)%	(276)
Effective income tax rate	27.05%	$2,988

1 State and local taxes in New York made up the majority (greater than 50%) of the tax effect in this category.

Below is a historical reconciliation of the 2024 and 2023 provision for income taxes to the U.S Federal statutory tax rate prior to the introduction of ASU 2023-09:

	Year Ended December 31,
	2024		2023
Statutory U.S. federal income tax rate	21.00%	$4,257	21.00%	$4,093
Income attributable to non-controlling interests	(6.88)%	(1,393)	(7.07)%	(1,378)
State and local income taxes	7.58%	1,536	7.74%	1,508
Permanent items	0.09%	20	0.21%	41
Foreign rate differential	0.20%	41	0.09%	17
Other	(0.34)%	(71)	(0.22)%	(44)
Change in valuation allowance	0.85%	173	0.37%	73
Effective income tax rate	22.50%	$4,563	22.12%	$4,310

As of December 31, 2025, the Company had net tax receivables of $1,897 which consisted of net federal and state and local tax of $977 and $920, respectively. As of December 31, 2024, the Company had net tax receivables of $ 1,151 which consisted of net federal and state and local tax receivables of $660 and $491, respectively.

During the year ended December 31, 2025, the Company recorded a deferred tax asset associated with net operating losses of its foreign subsidiary. Realization of the deferred tax asset is contingent on the foreign subsidiary generating future taxable income. Given the foreign subsidiary has recently initiated operations and does not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in the amount of $598 as of December 31, 2025. The amount of valuation allowance as of December 31, 2024 was $308.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of December 31, 2025, the Company’s U.S. federal income tax returns for the years 2022 through 2025 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. During the year ending December 31, 2025, the Company has reserved a total of $318 related to unrecognized tax benefits. If recognized, the above tax benefits would reduce the annual effective rate. The Company believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. The Company will reassess these amounts annually. The Company did not have any reserve related to unrecognized tax benefits as of December 31, 2024 and 2023.

As of December 31,
2025
Unrecognized tax benefits - January 1	$—
Additions for tax positions of prior years	318
Unrecognized tax benefits - December 31	$318

The unrecognized tax benefits are recorded in Deferred tax and other liabilities in the Consolidated Statements of Financial Condition.

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

16. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. On June 4, 2025, the 2012 Equity Incentive Plan was further amended to increase the number of shares issuable under the plan by 1,500,000, to a total of 4,237,500. As of December 31, 2025 and 2024, 1,766,101 and 822,416 shares, respectively, were available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and/or Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest.)

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

In October 2018, the Company granted 105,398 non-qualified stock options (“NQOs”) under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs have been derived using the Black-Scholes method with the following assumptions: Strike price of $13.97, Risk Free rate of 2.94% (5-year treasury rate), expiration of 5 years and volatility of 32.7%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs vested and became exercisable into Class B units of SLP. These NQOs were exercised in September 2023, resulting in the issuance of 22,070 Class B shares and 83,328 units being returned to the 2012 Equity Incentive Plan.

In May 2019, the Company granted 60,742 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $14.54, Risk Free rate of 2.32% (5-year treasury rate), expiration of 5 years and volatility of 34.2%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs vested and became exercisable into Class B units of SLP. One third of the NQOs vested and became exercisable on each of the first, second and third anniversaries of the grant date. These NQOs were exercised in April 2024. A total of 456 Class B shares were issued and 60,286 shares were surrendered and are again available to be granted under the 2012 Equity Incentive Plan.

In May 2019, the Company granted 34,388 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.54 per share to an existing Class B unit holder. These RSUs vested and settled in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted vested and settled on each of the first, second, third and fourth anniversaries of the grant date.

In March 2020, the Company granted 8,242 RSUs under the 2012 Equity Incentive Plan at a fair value of $11.83 per share to a Board member. These RSUs vested and settled in the form of Class A shares of Silvercrest. All of the RSUs granted vested on the third anniversary of the grant date.

In May 2020, the Company granted 86,764 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $10.18, Risk Free rate of 0.64% (10-year treasury rate), expiration of 10 years and volatility of 48.0%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs vested and became exercisable into Class B units of SLP. One third of the NQOs vested and became exercisable on each of the first, second and third anniversaries of the grant date.

In May 2020, the Company granted 49,116 RSUs under the 2012 Equity Incentive Plan at a fair value of $10.11 per share to an existing Class B unit holder. These RSUs vested and settled in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted vested and settled on each of the first, second, third and fourth anniversaries of the grant date.

In May 2021, the Company granted 116,823 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.91 per share to existing Class B unit holders. These RSUs vested and settled in the form of Class B shares of SLP.

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

In May 2025, the Company granted 3,155 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.85 per share to an existing Class A unit holder. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the first anniversary of the grant date.

In May 2025, the Company granted 10,726 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.85 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date.

In December 2025, the Company granted 9,249 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.48 per share to an employee. These RSUs will vest and settle in the form of Class A shares of SLP. Twenty-five percent of the RSUs granted will vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

In December 2025, the Company granted 23,704 RSUs under the 2012 Equity Incentive Plan at a fair value of $14.48 per share to certain employees. These RSUs will vest and settle in the form of Class B shares of SLP. Twenty-five percent of the RSUs granted will vest and settle on each of the first, second, third and fourth anniversaries of the grant date.

In December 2025, the Company granted 509,481 NQOs under the 2012 Equity Incentive Plan to an existing Class B unit holder. The fair value of the NQOs has been derived using the Black-Scholes method with the following assumptions: Strike price of $15.29, Risk Free rate of 4.18% (10-year treasury rate), expiration of 10 years, volatility of 32.63% and an annual rate of quarterly dividends of 5.49%. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 1.0%, based on historical experience. These NQOs will vest and become exercisable into Class B units of SLP. One third of the NQOs will vest and become exercisable on each of the first, second and third anniversaries of the grant date.

A summary of the NQO grants by the Company as of December 31, 2025 and 2024 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	147,506	$10.18 – 14.54
Granted	279,529	14.65
Exercised	(456)	14.54
Forfeited	(60,286)	14.54
Total granted at December 31, 2024	366,293	$10.18 – 14.65
Granted	509,481	15.29
Total granted at December 31, 2025	875,774	$10.18 – 15.29

A summary of the RSU grants by the Company as of December 31, 2025 and 2024 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2024	276,552	$10.18 – 21.42
Granted	68,919	14.65
Vested	(103,283)	(10.18 – 18.99)
Total granted at December 31, 2024	242,188	$13.91 – 21.42
Granted	46,834	14.48 – 15.85
Vested	(104,701)	(13.91 – 21.42)
Total granted at December 31, 2025	184,321	$14.48 – 18.99

For the years ended December 31, 2025 and 2024, the Company recorded compensation expense related to such RSUs and NQOs of $1,826 and $1,916, respectively, as part of total compensation expense in the Consolidated Statements of Operations for the years then ended. As of December 31, 2025 and 2024, there was $3,771 and $3,378, respectively, of unrecognized compensation expense related to unvested awards. As of December 31, 2025 and 2024, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.90 and 1.60 years, respectively.

17. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the years ended December 31, 2025, 2024 and 2023, Silvercrest made matching contributions of $142, $118 and $84, respectively, for the benefit of employees.

18. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the years ended December 31, 2025, 2024 and 2023, the Company utilized “soft dollar” credits of $359, $703 and $918, respectively.

19. SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 16, 2026, which is the date these financial statements were issued. No subsequent events were identified.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2025 and 2024.

	2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$31,392	$30,673	$31,295	$31,959
Income (loss) before other income (expense), net	$4,837	$4,041	$1,331	$(884)
Net income (loss)	$3,928	$3,149	$1,089	$(107)
Net income (loss) attributable to Silvercrest	$2,469	$1,918	$618	$(120)
Net income (loss) per share/unit - basic	$0.26	$0.21	$0.07	$(0.01)
Net income (loss) per share/unit - diluted	$0.26	$0.21	$0.07	$(0.01)
Weighted average shares/units outstanding - basic	9,581,779	9,095,966	8,365,575	8,023,086
Weighted average shares/units outstanding - diluted	9,618,888	9,124,278	8,389,001	8,023,086

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$30,272	$30,993	$30,424	$31,962
Income (loss) before other income (expense), net	$5,905	$5,309	$4,457	$1,956
Net income (loss)	$4,915	$4,380	$3,730	$2,684
Net income (loss) attributable to Silvercrest	$3,000	$2,665	$2,252	$1,618
Net income (loss) per share/unit - basic	$0.32	$0.28	$0.24	$0.17
Net income (loss) per share/unit – diluted	$0.32	$0.28	$0.24	$0.17
Weighted average shares/units outstanding - basic	9,480,027	9,509,711	9,541,407	9,450,344
Weighted average shares/units outstanding - diluted	9,515,581	9,547,879	9,579,172	9,487,453

*****