Form 10-Q
period 2026-03-31
Silvercrest Asset Management Group Inc.
filed 2026-05-11
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of May 6, 2026 was 7,681,821 and 4,165,946, respectively.

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include, but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients, our ability to maintain our fee structure, our particular choices regarding investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulations coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest, or employee misconduct, our expected tax rate, our expectations with respect to deferred tax assets, adverse economic or market conditions, adverse effects of management focusing on the implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, which is accessible on the U.S. Securities and Exchange Commission’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$11,641	$44,069
Investments	2,850	1,030
Receivables, net	9,816	11,788
Due from Silvercrest Funds	874	326
Furniture, equipment and leasehold improvements, net	7,702	7,715
Goodwill	63,675	63,675
Operating lease assets	16,147	17,376
Finance lease assets	322	322
Intangible assets, net	13,993	14,451
Deferred tax asset	1,390	1,494
Prepaid expenses and other assets	4,569	4,361
Total assets	$132,979	$166,607
Liabilities and Equity
Accounts payable and accrued expenses	$3,464	$4,282
Accrued compensation	10,233	43,421
Borrowings under credit facility	10,010	4,023
Operating lease liabilities	18,250	19,625
Finance lease liabilities	332	330
Deferred tax and other liabilities	10,062	10,042
Total liabilities	52,351	81,723
Commitments and Contingencies (Note 9)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,841,865 and 7,666,844 issued and outstanding, respectively, as of March 31, 2026; 10,838,804 and 7,782,884 issued and outstanding, respectively, as of December 31, 2025	108	108
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,127,171 and 4,119,699 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	40	40
Additional Paid-In Capital	58,833	58,875
Treasury stock, at cost, 3,175,021 and 3,055,920 shares as of March 31, 2026 and December 31, 2025, respectively	(52,316)	(50,426)
Accumulated other comprehensive income (loss)	(99)	(67)
Retained earnings	40,355	41,744
Total Silvercrest Asset Management Group Inc.’s equity	46,921	50,274
Non-controlling interests	33,707	34,610
Total equity	80,628	84,884
Total liabilities and equity	$132,979	$166,607

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Management and advisory fees	$30,285	$30,268
Family office services	1,121	1,124
Total revenue	31,406	31,392
Expenses
Compensation and benefits	21,144	18,881
General and administrative	9,000	7,674
Total expenses	30,144	26,555
Income before other (expense) income, net	1,262	4,837
Other (expense) income, net
Other (expense) income, net	(22)	7
Interest income	78	273
Interest expense	(189)	(15)
Unrealized (loss) gain on investments	(79)	—
Total other (expense) income, net	(212)	265
Income before provision for income taxes	1,050	5,102
Provision for income taxes	517	1,174
Net income	533	3,928
Less: net income attributable to non-controlling interests	(296)	(1,459)
Net income attributable to Silvercrest	$237	$2,469
Net income per share
Basic	$0.03	$0.26
Diluted	$0.03	$0.26
Weighted average shares outstanding
Basic	7,682,745	9,581,779
Diluted	7,729,301	9,618,888

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2025	9,376	$104	4,373	$42	$56,369	1,074	$(19,728)	$(43)	$43,953	$80,697	$38,996	$119,693
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Issuance of notes receivable to partners	—	—	—	—	—	—	—	—	—	—	(410)	(410)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	76	76
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	454	454
Net Income	—	—	—	—	—	—	—	—	2,469	2,469	1,459	3,928
Issuance of Class B shares	—	—	23	—	—	—	—	—	—	—	410	410
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(125)	—	—	—	—	(125)	—	(125)
Share conversion	315	3	(315)	(3)	2,824	—	—	—	—	2,824	(2,824)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(217)	—	—	—	—	217	(3,906)	—	—	(3,906)	—	(3,906)
Dividends paid on Class A common stock - $0.20 per share	—	—	—	—	—	—	—	—	(1,911)	(1,911)	—	(1,911)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
March 31, 2025	9,474	$107	4,081	$39	$59,068	1,291	$(23,634)	$(49)	$44,511	$80,042	$36,650	$116,692

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2026	7,783	$108	4,120	$40	$58,875	3,056	$(50,426)	$(67)	$41,744	$50,274	$34,610	$84,884
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,847)	(1,847)
Issuance of notes receivable to partners	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	173	173
Equity-based compensation	—	—	—	—	8	—	—	—	—	8	507	515
Net Income	—	—	—	—	—	—	—	—	237	237	296	533
Issuance of Class B shares	—	—	10	—	—	—	—	—	—	—	160	160
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(76)	—	—	—	—	(76)	—	(76)
Share conversion	3	—	(3)	—	26	—	—	—	—	26	(26)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(119)	—	—	—	—	119	(1,890)	—	—	(1,890)	—	(1,890)
Dividends paid on Class A common stock - $0.21 per share	—	—	—	—	—	—	—	—	(1,626)	(1,626)	—	(1,626)
Cumulative translation adjustment	—	—	—	—	—	—	—	(32)	—	(32)	—	(32)
March 31, 2026	7,667	$108	4,127	$40	$58,833	3,175	$(52,316)	$(99)	$40,355	$46,921	$33,707	$80,628

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$533	$3,928
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	515	454
Depreciation and amortization	1,090	1,039
Deferred income taxes	49	295
Non-cash interest on notes receivable from partners	(8)	(4)
Interest on notes payable	(12)	—
Non-cash lease expense	1,229	1,107
Distributions received from investment funds	—	347
Unrealized (gain) loss on investments	79	—
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	1,424	146
Prepaid expenses and other assets	(205)	(528)
Accounts payable and accrued expenses	(856)	529
Accrued compensation	(33,188)	(30,780)
Operating lease liabilities	(1,375)	(1,247)
Net cash used in operating activities	(30,725)	(24,714)
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(583)	$(402)
Investment purchased	(1,899)	—
Net cash used in investing activities	(2,482)	(402)
Cash Flows from Financing Activities
Repayments of notes payable	$—	$—
Borrowings under credit facility	6,000	—
Principal payments on financing leases	(35)	(32)
Distributions to partners	(1,847)	(1,507)
Dividends paid on Class A common stock	(1,609)	(1,904)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(1,871)	(3,867)
Payments from partners on notes receivable	173	76
Net cash provided by (used in) financing activities	811	(7,234)
Effect of exchange rate changes on cash and cash equivalents	(32)	(6)
Net Decrease in Cash and Cash Equivalents	(32,428)	(32,356)
Cash and cash equivalents, beginning of period	44,069	68,611
Cash and cash equivalents, end of period	$11,641	$36,255

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes
State
New York State/City	$110	$300
Other	—	$18
Total income taxes paid	110	318
Interest	166	2
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$160	$410
Recognition of deferred tax assets as a result of share conversions	157	(125)
Accrued dividends	17	7
Purchase of shares of Class A common stock excise tax accrual	19	39
Assets acquired under capital leases	37	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership, (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,666,844 Class A units or approximately 65.0% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”). Under the TRA, Silvercrest is required to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the TRA are a liability of Silvercrest and not Silvercrest L.P. As of March 31, 2026, this liability is estimated to be $9,333 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2025 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal years ending December 31, 2026 and 2025 or any future period.

The Condensed Consolidated Financial Statements of the Company included herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim financial position and results, have been made. The Company’s Condensed Consolidated Financial Statements and the related notes should be read together with the Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Non-controlling Interest

As of March 31, 2026, Silvercrest holds approximately 65.0% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

The following table presents the segment revenue and significant expenses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2026	2025
Revenue
Managed accounts	$29,358	$29,341
Silvercrest funds	927	927
Tax and family office services	1,056	1,052
Fund administration	65	72
Total revenue	31,406	31,392
Expenses
Compensation and benefits	21,144	18,881
Occupancy and related	1,943	1,798
General and administrative	955	897
Professional fees	2,100	1,312
Portfolio and systems expense	1,772	1,722
Travel	698	435
Other segment items	1,532	1,510
Total expenses	30,144	26,555
Other income (expense), net
Interest expense	(189)	(15)
Interest and other income	56	280
Unrealized gain (loss) on investments	(79)	—
Total other income (expense), net	(212)	265

Provision for income taxes	517	1,174

Net income	$533	$3,928

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of March 31, 2026 and December 31, 2025. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three months ended March 31, 2026 or 2025.

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

The Company has one reporting unit as of March 31, 2026 and December 31, 2025. No goodwill impairment charges were recorded during the three months ended March 31, 2026 and 2025.

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

The Company purchased 709,687 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $12,119. The 2024 Repurchase Program ended in April 2025.

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

The Company purchased 1,656,879 shares of Class A common stock pursuant to the 2025 Repurchase Program for an aggregate price of approximately $24,999. The 2025 Repurchase Program ended in January 2026.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact on our Condensed Consolidated Financial Statements.

Recent Accounting Developments

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”. Under the ASU, all public business entities are required to disaggregate disclosure of income statement expenses. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnote to the financial statements. ASU 2024-03 will become effective for the Company for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-03, “Identifying the Accounting Acquirer in a Business Combination”. This ASU clarifies that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC 805-10-55-12 through 55-15. Previously, the accounting acquirer in such transactions was always the primary beneficiary. ASU 2025-03 will become effective for the Company for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In May 2025, the FASB issued ASU 2025-04, “Clarifications to Share-Based Consideration Payable by a Customer”. This ASU intends to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred.” ASU 2025-04 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-04 to have a material effect on its Condensed Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025–05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025–05”). This ASU simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2025. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025–06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025–06”). This ASU eliminates accounting consideration of software project development stages; requires capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold). The ASU also enhances the guidance around the ‘probable-to-complete’ threshold. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this guidance on its Condensed Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, “FASB Amends Guidance on Interim Reporting”. This ASU intends to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” ASU 2025-11 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-11 to have a material effect on its Condensed Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-12, “FASB Makes Codification Improvements”. This ASU intends to update the codification “for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The ASU will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-12 to have a material effect on its Condensed Consolidated Financial Statements.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $2,850 as of March 31, 2026 and $1,030 as of December 31, 2025, representing the Company’s seed investment in an Australian investment trust and interests in the Silvercrest Funds, which have been established and managed by the Company and its affiliates.

In February 2026, Silvercrest made a $1,899 seed investment in an Australian fund, the Silvercrest Global Value Opportunity Fund, which is structured as a unit trust (the “Trust”) and is a managed investment scheme under the Australian Corporations Act. The purpose of the seed investment was to enable the Silvercrest Global Value Opportunity Fund to be formally rated before accepting additional investments. As of March 31, 2026, the seed investment was valued at $1,820 and consisted of Level 1 listed equities. The Company recorded an unrealized loss of $79, reported in the Statement of Operations as an unrealized gain (loss) on investments for the three months ended March 31, 2026.

The balance of Company’s remaining investments represent financial interests in the Silvercrest Funds, which can range in amounts up to 2% of the net assets of the funds. The Company applies the equity method to account for its interests in affiliated investment funds, despite the Company’s insignificant financial interest therein, because the Company exercises significant influence over and typically serves as the general partner, managing member, or equivalent of these funds. During 2007, the Silvercrest Funds granted the unaffiliated investors in each respective fund the right, by a simple majority of the fund’s unaffiliated investors, without cause, to remove the general partner or equivalent of that fund or to accelerate the liquidation date of that fund in accordance with certain procedures.

At March 31, 2026 and December 31, 2025, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with the entities related to the Silvercrest Funds began on the dates they were formed, which range from July 2003 to July 2014.

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

At March 31, 2026 and December 31, 2025, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At March 31, 2026 and December 31, 2025, financial instruments that are not held at fair value are categorized in the table below:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents(1)	$11,641	$11,641	$44,069	$44,069
Investments(2)	$2,850	$2,850	$1,030	$1,030

Financial liabilities:
Borrowings under credit facility(3)	$10,010	$10,010	$4,023	$4,023

(1)
Includes $1,649 and $1,634 of cash equivalents at March 31, 2026 and December 31, 2025, respectively, that fall under Level 1 in the fair value hierarchy.
(2)
Investments consist of the Company’s equity method investments in an Australian trust and affiliated investment funds, which have been established and are managed by the Company and its affiliates. Fair value of investments is based on the net asset value of the investment in the Australian trust and affiliated investment funds, which is a practical expedient for fair value, which is not included in the fair value hierarchy under GAAP.
(3)
The carrying value of borrowings under the revolving credit agreement approximates fair value, which is determined based on interest rates currently available to the Company for similar debt.

4. RECEIVABLES, NET

The following is a summary of receivables as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Management and advisory fees receivable	$3,653	$4,301
Unbilled receivables	6,461	7,717
Other receivables	135	203
Receivables	10,249	12,221
Allowance for doubtful receivables	(433)	(433)
Receivables, net	$9,816	$11,788

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Leasehold improvements	$7,347	$6,393
Furniture and equipment	15,924	16,330
Artwork	654	619
Total cost	23,925	23,342
Accumulated depreciation and amortization	(16,223)	(15,627)
Furniture, equipment and leasehold improvements, net	$7,702	$7,715

Depreciation expense for the three months ended March 31, 2026 and 2025 was $596 and $458, respectively.

6. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	63,675	63,675
Ending
Gross balance	81,090	81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

7. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets, net as of March 31, 2026 and December 31, 2025:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2026	$44,060	$2,461	$46,521
Balance, March 31, 2026	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2026	(29,609)	(2,461)	(32,070)
Amortization expense	(458)	—	(458)
Balance, March 31, 2026	(30,067)	(2,461)	(32,528)
Net book value	$13,993	$—	$13,993
Cost
Balance, January 1, 2025	$44,060	$2,461	$46,521
Balance, March 31, 2025	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2025	(27,416)	(2,461)	(29,877)
Amortization expense	(548)	—	(548)
Balance, March 31, 2025	(27,964)	(2,461)	(30,425)
Net Book Value	$16,096	$—	$16,096

Amortization expense related to intangible assets, net was $458 and $548 for the three months ended March 31, 2026 and 2025, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2026	$1,374
2027	1,828
2028	1,824
2029	1,820
2030	1,816
Thereafter	5,331
Total	$13,993

8. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the A&R Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. The Company was in compliance with the covenants under the credit facility as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company did not have any outstanding borrowings under the revolving credit facility. As of March 31, 2026 and December 31, 2025, the Company had $10,000 and $4,000, respectively, outstanding under the term loan. Accrued but unpaid interest was $10 and $23 as of March 31, 2026 and December 31, 2025, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended March 31, 2026 and 2025 was $184 and $12, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense charged to operations for the three months ended March 31, 2026 and 2025 amounted to $1,812 and $1,712, respectively. The Company received sublease income from sub-tenants during the three months ended March 31, 2026 and 2025 of $0 and $30, respectively. Therefore, for the three months ended March 31, 2026 and 2025, net rent expense amounted to $1,812 and $1,682, respectively, and is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of March 31, 2026 and December 31, 2025. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In August 2025, the Company entered into a lease agreement for office space in Atlanta, GA. The lease commenced in January 2026 and expires May 31, 2033. The lease agreement provides for a reduced rent period of 12 months. Monthly rent expense under this lease is $17.

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Operating Lease Cost	$1,640	$1,532
Financing Lease Cost:
Amortization of ROU assets	$36	$32
Interest on lease liabilities	5	3
Total	$41	$35

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2026	$5,392	$—	$5,392
2027	7,245	—	7,245
2028	5,628	—	5,628
2029	1,024	—	1,024
2030	1,028	—	1,028
Thereafter	1,803	—	1,803
Total	$22,120	$—	$22,120
Weighted-average remaining lease term – operating leases (months)			43.8
Weighted-average discount rate			5.4%

The aggregate principal balance of finance leases was $332 and $330 as of March 31, 2026 and December 31, 2025, respectively.

The assets relating to finance leases that are included in equipment as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Finance lease assets included in furniture and equipment	$784	$748
Less: Accumulated depreciation and amortization	(462)	(426)
	$322	$322

Depreciation expense relating to finance lease assets was $36 and $32 for the three months ended March 31, 2026 and 2025, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2026	$100
2027	102
2028	57
2029	41
2030	33
Thereafter	—
Total	$333
Weighted-average remaining lease term – finance leases (months)	38.4
Weighted-average discount rate	6.8%

10. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $1,847 and $1,507, for the three months ended March 31, 2026 and 2025, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2026 and 2025.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended March 31, 2026 and 2025, the Company accrued partner incentive allocations of $7,210 and $6,527, respectively. During the three months ended March 31, 2026 and 2025, the Company distributed partner incentive allocations of $30,887 and $30,754, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at March 31, 2026
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,666,844	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,127,171	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the three months ended March 31, 2026 and 2025, Silvercrest did not grant restricted stock units. As of March 31, 2026, 46,556 Class A restricted stock units remain unvested.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,127,171 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 137,765 restricted stock units which will vest and settle in the form of Class B units of SLP. The 137,765 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.

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

During the three months ended March 31, 2026, Silvercrest issued the following shares:

Class A Common Stock

# of
Shares
Class A common stock outstanding - January 1, 2026	7,782,884
Issuance of Class A common stock upon exchange of Class B units for Class A common stock	3,061
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	(119,101)

Class A common shares outstanding – March 31, 2026	7,666,844

Class B Common Stock

# of
Shares
Class B common stock outstanding - January 1, 2026	4,119,699
Issuance of Class B common stock	10,533
Cancellation of Class B common stock upon exchange of Class B units for Class A common stock	(3,061)

Class B common shares outstanding – March 31, 2026	4,127,171

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

Notes receivable from SLP’s partners are as follows for the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance	$630	$251
New notes issued to partners	160	$485
Repayment of notes	(173)	(126)
Interest accrued and capitalized on notes receivable	6	20
Ending balance	$623	$630

Full recourse notes receivable from SLP’s partners as of March 31, 2026 and December 31, 2025 are $623 and $630, respectively. There were no limited recourse notes receivable from SLP’s partners as of March 31, 2026 or December 31, 2025. There is no allowance for credit losses on notes receivable from partners as of March 31, 2026 or December 31, 2025.

12. RELATED PARTY TRANSACTIONS

During the first three months of 2026 and 2025, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended March 31, 2026 and 2025, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $927 and $916, respectively. As of March 31, 2026 and December 31, 2025, the Company was owed $874 and $326, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended March 31, 2026 and 2025, the Company earned management and advisory fees of $518 and $472, respectively, from assets managed on behalf of certain of its employees. As of March 31, 2026 and December 31, 2025, the Company is owed approximately $75 and $161, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

13. INCOME TAXES

As of March 31, 2026, the Company had net deferred tax assets of $993, which is recorded as a deferred tax asset of $1,390 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP and a deferred tax liability of $397 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets. Of the total net deferred taxes at March 31, 2026, $141 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in prepaid expenses and other assets and deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

As of December 31, 2025, the Company had a net deferred tax asset of $1,110, which is recorded as a net deferred tax asset of $1,494 specific to Silvercrest, which consists primarily of net assets related to temporary differences between the financial statement and tax bases of intangibles related to its acquisition of partnership units of SLP and a net deferred tax liability of $384 specific to SLP which consists primarily of liabilities related to differences between the financial statement and tax bases of intangible assets.

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiaries in Singapore and Ireland. Realization of the deferred tax asset is contingent on the foreign subsidiaries generating future taxable income. Given the foreign subsidiaries have recently initiated operations and do not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in Singapore in the amount of $674 at March 31, 2026. As of December 31, 2025, the amount of the valuation allowance was $598. Additionally, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in Ireland in the amount of $50 at March 31, 2026. As of December 31, 2025, the amount of the valuation allowance was $0.

The current tax expense was $469 and $880 for the three months ended March 31, 2026 and 2025, respectively. Of the amount for the three months ended March 31, 2026, $252 relates to Silvercrest’s corporate tax expense, $217 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended March 31, 2026 and 2025 was $49 and $295, respectively. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2026 and 2025 is $517 and $1,174, respectively. There was discrete tax expense of $136 for the three months ended March 31, 2026. The discrete tax expense was primarily attributable to nonrecurring compensation expenses. There was no material discrete tax expense for the three months ended March 31, 2025.

The current tax expense decreased from the comparable period in 2025 mainly due to a reduction in profitability.

Of the total current tax expense for the three months ended March 31, 2026 and 2025, $77 and $72, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended March 31, 2026 and 2025, $5 and $5, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended March 31, 2026 and 2025 related to non-controlling interests is $82 and $77, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of March 31, 2026, the Company’s U.S. federal income tax returns for the years 2022 through 2026 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. During the quarter ending March 31, 2026, the Company has reserved a total of $7 related to unrecognized tax benefits. When added to amounts recorded in the prior year, the total reserve as of March 31, 2026 is $325. If recognized, the above tax benefits would reduce the annual effective rate. The Company believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. The Company will reassess these amounts annually. The Company did not have any reserve related to unrecognized tax benefits as of March 31, 2025.

As of March 31,
2026
Unrecognized tax benefits – January 1, 2026	$318
Additions for tax positions of prior years	7
Unrecognized tax benefits –March 31, 2026	$325

The unrecognized tax benefits are recorded in Deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition.

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

15. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. On June 4, 2025, the 2012 Equity Incentive Plan was further amended to increase the number of shares issuable under the plan by 1,500,000, to a total of 4,237,500. As of March 31, 2026, 1,766,101 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2021, the Company granted 116,823 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.91 per share to existing Class B unit holders. Twenty-five percent of the RSUs granted vested and settled in the form of Class B shares on each of the first, second, third and fourth anniversaries of the grant date.

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

A summary of the RSU grants by the Company as of March 31, 2026 and 2025 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2026	184,321	$14.48 – 18.99
Total granted at March 31, 2026	184,321	$14.88 – 18.99

Total granted at January 1, 2025	242,188	$13.91 – 21.42
Total granted at March 31, 2025	242,188	$13.91 – 21.42

A summary of the NQO grants by the Company as of March 31, 2026 and 2025 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2026	875,774	$10.18 – 15.29
Total granted at March 31, 2026	875,774	$10.18 – 15.29

Total granted at January 1, 2025	366,293	$10.18 – 14.65
Total granted at March 31, 2025	366,293	$10.18 – 14.65

For the three months ended March 31, 2026 and 2025, the Company recorded compensation expense related to such RSUs and NQOs of $515 and $454, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of March 31, 2026 and December 31, 2025, there was $3,256 and $3,771, respectively, of unrecognized compensation expense related to unvested awards. As of March 31, 2026 and December 31, 2025, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.65 and 1.90 years, respectively.

16. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended March 31, 2026 and 2025, Silvercrest made matching contributions of $42 and $29, respectively, for the benefit of employees.

17. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended March 31, 2026 and 2025, the Company utilized “soft dollar” credits of $106 and $90, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended March 31, 2026, our assets under management decreased by 3.5% from $37.0 billion to $35.7 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of March 31, 2026, Silvercrest L.P. has issued RSUs exercisable for 137,765 Class B units which entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all RSUs are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 35.0% partnership interest in Silvercrest L.P. as of March 31, 2026 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended March 31,
(in thousands except as indicated)	2026	2025
Revenue	$31,406	$31,392
Income before other income (expense), net	$1,262	$4,837
Net income	$533	$3,928
Net income margin	1.7%	12.5%
Net income attributable to Silvercrest	$237	$2,469
Adjusted EBITDA (1)	$3,710	$6,497
Adjusted EBITDA margin (2)	11.8%	20.7%
Assets under management at period end (billions)	$35.7	$35.3
Average assets under management (billions) (3)	$36.4	$35.9

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

Revenue

We generate revenue from management and advisory fees, performance fees and allocations, and family office services fees. Our management and advisory fees are earned by managing assets on behalf of separate accounts and acting as investment adviser for various investment funds. Our performance fees and allocations relate to assets managed in external investment strategies in which we have a revenue-sharing arrangement, as well as in funds in which we have no partnership interest. Our management and advisory fees and family office services fees are recognized throughout the period in which these services are provided. Income from performance fees and allocations is recorded at the conclusion of the contractual performance period when all contingencies are resolved. In certain arrangements, we are entitled to receive performance fees and allocations when the return on assets under management exceeds certain benchmark returns or other performance targets.

The discretionary investment management agreements for our separately managed accounts do not have a specified term. Instead, each agreement may be terminated by either party at any time, unless otherwise agreed with the client, upon written notice of termination to the other party. The investment management agreements for our private funds are generally in effect from year to year, and may be terminated at the end of any year (or, in certain cases, on the anniversary of execution of the agreement); (i) by us upon 30 or 90 days’ prior written notice; and (ii) by the private fund, after receiving the affirmative vote of a specified percentage of the investors in the private fund that are not affiliated with us, upon 60 or 90 days’ prior written notice. The investment management agreements for our private funds may also generally be terminated effective immediately by either party if the non-terminating party (i) commits a material breach of the terms, subject in certain cases, to a cure period, (ii) is found to have committed fraud, gross negligence or willful misconduct or (iii) terminates, becomes bankrupt, becomes insolvent or dissolves. Each of our investment management agreements contains customary indemnification obligations from us to our clients. The tables below set forth the amount of assets under management, the percentage of management and advisory fees revenues, the amount of revenue recognized, and the average assets under management for discretionary managed accounts and for private funds for each period presented.

Discretionary Managed Accounts

	For the Three Months Ended March 31,
(in billions)	2026	2025
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$22.7	$22.3
Average AUM For Discretionary Managed Accounts	$23.2	$22.5
Discretionary Managed Accounts Revenue (in millions)	$29.4	$29.3
Percentage of management and advisory fees revenue	97%	97%

Private Funds

	For the Three Months Ended March 31,
(in billions)	2026	2025
AUM concentrated in Private Funds	$0.4	$0.4
Average AUM For Private Funds	$0.4	$0.5
Private Funds Revenue (in millions)	$0.9	$1.0
Percentage of management and advisory fees revenue	3%	3%

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.35% and 0.35% for the three months ended March 31, 2026 and 2025, respectively. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three months ended March 31, 2026 and 2025. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash compensation and benefits (1)	$20,629	$18,427
Non-cash equity-based compensation expense	515	454
Total compensation expense	$21,144	$18,881
(1)
For the three months ended March 31, 2026 and 2025, $7,210 and $6,527, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Other Income

Other income is derived primarily from investment income arising from a seed investment in an Australian trust and our investments in various private investment funds that were established as part of our investment strategies. We expect the investment components of other income, in the aggregate, to fluctuate based on market conditions and the success of our investment strategies. Performance fees and allocations earned from those investment funds in which we have a partnership interest have been earned over the past few years as a result of the achievement of various high-water marks depending on the investment fund. These performance fees and allocations are recorded based on the equity method of accounting. The performance fees and allocations can be earned from our fixed income-related funds and the Jefferson funds.

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

Operating Results

Revenue

Our revenues for the three months ended March 31, 2026 and 2025 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Management and advisory fees	$30,285	$30,268	$17	0.1%
Family office services	1,121	1,124	(3)	(0.3)%
Total revenue	$31,406	$31,392	$14	0.0%

The growth in our assets under management during the three months ended March 31, 2026 and 2025 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of January 1, 2025	$23.3	$13.2	$36.5
Gross client inflows	1.0	0.4	1.4
Gross client outflows	(0.7)	(0.5)	(1.2)
Net client flows	0.3	(0.1)	0.2
Market depreciation	(0.9)	(0.5)	(1.4)
As of March 31, 2025	$22.7	$12.6	$35.3	(1)

As of January 1, 2026	$24.0	$13.0	$37.0
Gross client inflows	0.5	0.6	1.1
Gross client outflows	(1.4)	(0.4)	(1.8)
Net client flows	(0.9)	0.2	(0.7)
Market depreciation	—	(0.6)	(0.6)
As of March 31, 2026	$23.1	$12.6	$35.7	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of March 31, 2026	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	18.1	13.0	9.2	11.4	9.6
Russell 1000 Value Index		15.9	14.3	9.4	10.6	8.2
Small Cap Value Composite	4/1/02	8.3	6.5	4.2	7.9	9.7
Russell 2000 Value Index		28.1	13.8	5.8	9.1	8.2
Smid Cap Value Composite	10/1/05	16.0	10.3	5.4	8.1	9.3
Russell 2500 Value Index		25.4	14.5	7.6	9.9	8.2
Multi Cap Value Composite	7/1/02	17.1	12.8	7.2	9.6	9.6
Russell 3000 Value Index		16.4	14.3	9.2	10.5	8.7
Equity Income Composite	12/1/03	18.6	11.5	7.8	8.6	10.9
Russell 3000 Value Index		16.4	14.3	9.2	10.5	8.8
Focused Value Composite	9/1/04	19.6	12.7	5.6	7.1	9.6
Russell 3000 Value Index		16.4	14.3	9.2	10.5	8.7
Global Value Opportunity Composite	1/1/20	36.7	19.7	13.4	0.0	13.2
MSCI ACWI Value - Net Index		17.8	14.7	9.2	0.0	8.7
Small Cap Opportunity Composite	7/1/04	11.6	6.9	3.9	8.5	10.3
Russell 2000 Index		25.7	13.1	3.8	8.6	8.3
Small Cap Growth Composite	7/1/04	33.3	10.0	1.8	10.8	10.6
Russell 2000 Growth Index		23.6	12.3	1.6	7.7	8.5
Smid Cap Growth Composite	1/1/06	28.2	11.5	1.3	12.4	10.9
Russell 2500 Growth Index		19.3	10.6	1.8	8.3	9.2

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

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Our total revenue stayed flat at $31.4 million for the three months ended March 31, 2026 and March 31, 2025.

Total assets under management increased by $0.4 billion, or 1.1%, to $35.7 billion at March 31, 2026 from $35.3 billion at March 31, 2025. The increase was a result of market appreciation of $2.8 billion and client inflows of $4.4 billion, partially offset by client outflows of $6.8 billion. During the three months ended March 31, 2026 as compared to December 31, 2025, there was an decrease of $0.9 billion in discretionary assets under management and a decrease of $0.4 billion in non-discretionary assets under management. The decrease in assets under management was primarily due to market depreciation and net client outflows during the quarter ended March 31, 2026. Sub-advised fund management revenue remained flat at $0.2 million for the three months ended March 31, 2026 and March 31, 2025. Proprietary fund management revenue also remained flat at $0.7 million for the three months ended March 31, 2026 and March 31, 2025. With respect to our discretionary assets under management, equity assets decreased by 4.0% during the three months ended March 31, 2026 and fixed income assets decreased by 0.9% during the same period. For the three months ended March 31, 2026, most of the decrease in equity assets came from our multi cap growth, large cap growth and focused innovation strategies with composite returns of (10.6%), (8.7%) and (5.6%), respectively. As of March 31, 2026, the composition of our assets under management was 65% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 35% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Total AUM as of January 1,	$37.0	$36.5
Discretionary AUM:
Total Discretionary AUM as of January 1,	24.0	23.3
New client accounts/assets (1)	0.1	0.4
Closed accounts (2)	(0.2)	—
Net cash inflow/(outflow) (3)	(0.8)	(0.1)
Non-discretionary to Discretionary AUM (4)	—	—
Market depreciation	—	(0.9)
Change to Discretionary AUM	(0.9)	(0.6)
Total Discretionary AUM at March 31,	23.1	22.7
Change to Non-Discretionary AUM (5)	(0.4)	(0.6)
Total AUM as of March 31,	$35.7	$35.3
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three months ended March 31, 2026 and 2025 are set forth below:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Compensation and benefits (1)	$21,144	$18,881	$2,263	12.0%
General, administrative and other	9,000	7,674	1,326	17.3%
Total expenses	$30,144	$26,555	$3,589	13.5%

(1)
For the three months ended March 31, 2026 and 2025, $7,210 and $6,527, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three months ended March 31, 2026 and 2025. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Total expenses increased by $3.6 million, or 13.5%, to $30.1 million for the three months ended March 31, 2026 from $26.6 million for the three months ended March 31, 2025. This increase was attributable to increases in compensation and benefits expense of $2.3 million and general, administrative and other expenses of $1.3 million.

Compensation and benefits expense increased by $2.3 million, or 12.0% to $21.1 million for the three months ended March 31, 2026 from $18.9 million for the three months ended March 31, 2025. The increase was primarily attributable to increases in salaries and benefits of $0.6 million primarily as a result of merit-based increases and newly-hired staff, including our new staff in Ireland, and in the accrual for bonuses of $1.2 million, equity-based compensation of $0.1 million and severance of $0.4 million.

General and administrative expenses increased by $1.3 million, or 17.3%, to $9.0 million for the three months ended March 31, 2026 from $7.7 million for the three months ended March 31, 2025. This was primarily attributable to increases in professional fees of $0.8 million, occupancy and related costs of $0.1 million primarily related to new office space in Singapore, travel and entertainment expenses of $0.3 million and depreciation and amortization of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended March 31,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Other income (expense), net	$(22)	$7	$(29)	NM
Interest income	78	273	(195)	(71.4)%
Interest expense	(189)	(15)	(174)	NM
Unrealized loss on investments	(79)	—	(79)	(100.0)%
Total other income (expense), net	$(212)	$265	$(477)	NM

NM = Not Meaningful

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Total other income (expense) net decreased to other expense of $0.2 million for the three months ended March 31, 2026 from other income of $0.3 million for the three months ended March 31, 2025. Interest income decreased due to lower interest rates and lower balances in interest-bearing accounts. Interest expense increased based on outstanding amounts under the credit facility. The unrealized loss on investments relates to our seed investment in an Australian trust.

Provision for Income Taxes

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

The provision for income taxes was $0.5 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended March 31, 2026 and 2025 was 49.2% and 23.0%, respectively.

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

	Three Months Ended March 31,
	2026	2025
Reconciliation of non-GAAP financial measure:
Net income	$533	$3,928
GAAP Provision for income taxes	517	1,174
Delaware Franchise Tax	50	50
Interest expense	189	15
Interest income	(78)	(273)
Depreciation and amortization	1,090	1,039
Equity-based compensation	515	454
Other adjustments (A)	894	110
Adjusted EBITDA	$3,710	$6,497
Adjusted EBITDA Margin	11.8%	20.7%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$533	$3,928
GAAP Provision for income taxes	517	1,174
Delaware Franchise Tax	50	50
Other adjustments (A)	894	110
Adjusted earnings before provision for income taxes	1,994	5,262
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(518)	(1,368)

Adjusted net income	$1,476	$3,894

GAAP net income per share (B):
Basic	$0.03	$0.26
Diluted	$0.03	$0.26

Adjusted earnings per share/unit (B):
Basic	$0.13	$0.29
Diluted	$0.12	$0.27

Shares/units outstanding:
Basic Class A shares outstanding	7,667	9,474
Basic Class B shares/units outstanding	4,127	4,081
Total basic shares/units outstanding	11,794	13,555

Diluted Class A shares outstanding (C)	7,713	9,511
Diluted Class B shares/units outstanding (D)	4,352	4,652
Total diluted shares/units outstanding	12,065	14,163

(A)
Other adjustments consist of the following:

	Three Months Ended March 31,
	2026	2025
Severance	$351	$—
Other (a)	543	110
Total other adjustments	$894	$110

(a)
For the three months ended March 31, 2026, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, legal fees of $42 related to our application for licensure in the European Union (the “EU”), legal and other professional fees of $6 related to other international initiatives, set up fees related to the establishment of a donor advised fund of $25, a sign-on bonus of $5, rent expense of $8 incurred while waiting for the build out of a lease to be completed, the accrual for an earnout bonus of $330 and the add back of an unrealized loss on the Australian trust of $79. For the three months ended March 31, 2025, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives and sign-on bonuses of $62.
(B)
GAAP net income per share is strictly attributable to Class A stockholders. Adjusted earnings per share takes into account earnings attributable to both Class A and Class B stockholders.
(C)
Includes 46,556 and 37,109 unvested restricted stock units at March 31, 2026 and 2025, respectively.
(D)
Includes 137,765 and 205,079 unvested restricted stock units at March 31, 2026 and 2025, respectively, and 86,764 and 366,293 unvested non-qualified options at March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. On February 15, 2022, the credit facility was amended to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. As of March 31, 2026 and December 31, 2025, we had $10.0 million and $4.0 million, respectively, outstanding under the term loan. We were in compliance with the covenants under the credit facility as of March 31, 2026.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2026 and December 31, 2025.

	As of
(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$11,641	$44,069
Accounts receivable	$9,816	$11,788
Due from Silvercrest Funds	$874	$326

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2026 and 2025. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(30,725)	$(24,714)
Net cash used in investing activities	(2,482)	(402)
Net cash provided by (used in) financing activities	811	(7,234)
Effect of exchange rate changes on cash and cash equivalents	(32)	(6)
Net change in cash	$(32,428)	$(32,356)

Operating Activities

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

For the three months ended March 31, 2026 and 2025, operating activities used $30.7 million and $24.7 million, respectively. This difference is primarily the result of a decrease in net income of $3.4 million and changes in deferred tax expense of $0.2 million, operating lease liabilities of $0.1 million, distributions received from investment funds of $0.3, accounts payable and accrued expenses of $1.4 million and accrued compensation of $2.4 million, partially offset by changes in equity-based compensation of $0.1 million, depreciation and amortization of $0.1 million, non-cash lease expense of $0.1 million, unrealized loss on investments of $0.1 million related to our seed investment in the Australian trust, prepaid expenses and other assets of $0.3 million and accounts receivable and due from Silvercrest Funds of $1.3 million.

Investing Activities

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

For the three months ended March 31, 2026 and 2025, investing activities used $2.5 million and $0.4 million, respectively. During the three months ended March 31, 2026, $0.6 million was used for the acquisition of furniture and equipment and for leasehold improvements and $1.9 million was used as a seed investment in an Australian trust. The primary use of cash during the three months ended March 31, 2025 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

During the three months ended March 31, 2026 and 2025, financing activities provided $0.8 million and used $7.2 million, respectively. During the three months ended March 31, 2026, the Company drew down $6.0 million under its term credit facility with City National Bank. Distributions to partners during the three months ended March 31, 2026 and 2025 were $1.9 million and $1.5 million, respectively. During the three months ended March 31, 2026 and 2025, the Company paid dividends of $1.6 million and $1.9 million, respectively, to Class A shareholders. During the three months ended March 31, 2026 and 2025, we purchased approximately 119,000 and 217,000 shares of Class A common stock of Silvercrest Asset Management Group Inc., respectively, at a cost of $1.9 million and $3.9 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of March 31, 2026 and December 31, 2025, we had $10.0 million and $4.0 million, respectively, outstanding under the term loan with City National Bank.

As of March 31, 2026 and December 31, 2025, there was nothing outstanding under the revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 16, 2026.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
March 31, 2026 AUM	$24.5	$5.1	$6.1	$35.7
December 31, 2025 AUM	$25.3	$5.7	$6.0	$37.0

As substantially all our assets under management are valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our assets under management, as discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 and Item 3. “– Qualitative and Quantitative Disclosures Regarding Market Risk.”

The average value of our assets under management for the three months ended March 31, 2026 was approximately $36.4 billion. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.6 billion for the three months ended March 31, 2026, which would cause an annualized increase or decrease in revenues of approximately $12.6 million for the three months ended March 31, 2026, at a weighted average fee rate for the three months ended March 31, 2026 of 0.35%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended March 31, 2026 and 2025 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2026.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and

Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

PART II - Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes made during the first quarter of 2026 to any risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Not applicable

(b) Use of Proceeds

Not applicable

(c) Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of our Class A common stock made during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plan or Program
January 1 - January 31, 2026	119,101	$15.67	119,101	$—
February 1 - February 28, 2026	—	$—	—	$—
March 1 - March 31, 2026	—	$—	—	$—
Total	119,101	$15.67	119,101

(1)
On August 16, 2024, the Company announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $12,000,000 of the Company’s outstanding Class A common stock (the “2024 Repurchase Program”). The 2024 Repurchase Program ended in April 2025.

As of March 31, 2026, the Company had purchased 709,687 shares of Class A common stock pursuant to the 2024 Repurchase Program for an aggregate price of approximately $12,119.

On May 23, 2025, Silvercrest Asset Management Group Inc. (the “Company”) announced that its Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $25,000,000 of the Company’s outstanding Class A common stock (the “2025 Repurchase Program”). Repurchases under the 2025 Repurchase Program may be made using either cash on hand, borrowings under the Company’s existing credit facilities or other sources. Under the 2025 Repurchase Program, the Company intends to repurchase shares through market purchases, privately-negotiated transactions, block purchases, one or more 10b5-1 share trading plans to be established with one or more banks or brokers or otherwise in accordance with all applicable federal and state securities laws and regulations. The program may be amended, suspended, or discontinued at any time and does not commit the Company to repurchase any shares of Class A common stock. The 2025 Repurchase Program ended in January 2026.

As of March 31, 2026, the Company had purchased 1,656,879 shares of Class A common stock pursuant to the 2025 Repurchase Program for an aggregate price of approximately $25,140.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	May 11, 2026		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	May 11, 2026		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)