Form 10-Q
period 2026-06-30
Silvercrest Asset Management Group Inc.
filed 2026-07-30
CIK 1549966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The number of outstanding shares of the registrant’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, as of July 27, 2026 was 7,821,782 and 4,025,985, respectively.

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025	2
	Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	5
	Notes to Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
Part II	Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

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

Forward-Looking Statements

This report contains, and from time to time our management may make, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks, uncertainties and assumptions. These statements are only predictions based on our current expectations and projections about future events. Important factors that could cause actual results, level of activity, performance or achievements to differ materially from those indicated by such forward-looking statements include, but are not limited to: incurrence of net losses, fluctuations in quarterly and annual results, adverse economic or market conditions, our expectations with respect to future levels of assets under management, inflows and outflows, our ability to retain clients, our ability to maintain our fee structure, our particular choices regarding investment strategies employed, our ability to hire and retain qualified investment professionals, the cost of complying with current and future regulations coupled with the cost of defending ourselves from related investigations or litigation, failure of our operational safeguards against breaches in data security, privacy, conflicts of interest, or employee misconduct, our expected tax rate, our expectations with respect to deferred tax assets, adverse effects of management focusing on the implementation of a growth strategy, failure to develop and maintain the Silvercrest brand and other factors disclosed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, which is accessible on the U.S. Securities and Exchange Commission’s website at www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I – Financial Information

Item 1. Financial Statements

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and par value data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$20,741	$44,069
Investments	2,144	1,030
Receivables, net	8,827	11,788
Due from Silvercrest Funds	910	326
Furniture, equipment and leasehold improvements, net	7,609	7,715
Goodwill	63,675	63,675
Operating lease assets	15,960	17,376
Finance lease assets	317	322
Intangible assets, net	13,535	14,451
Deferred tax asset	822	1,494
Prepaid expenses and other assets	5,406	4,361
Total assets	$139,946	$166,607
Liabilities and Equity
Accounts payable and accrued expenses	$4,217	$4,282
Accrued compensation	19,988	43,421
Borrowings under credit facility	9,500	4,023
Operating lease liabilities	17,943	19,625
Finance lease liabilities	326	330
Deferred tax and other liabilities	10,126	10,042
Total liabilities	62,100	81,723
Commitments and Contingencies (Note 9)
Equity
Preferred Stock, par value $0.01, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, par value $0.01, 50,000,000 shares authorized; 10,926,170 and 7,751,149 issued and outstanding, respectively, as of June 30, 2026; 10,838,804 and 7,782,884 issued and outstanding, respectively, as of December 31, 2025	109	108
Class B Common Stock, par value $0.01, 25,000,000 shares authorized; 4,096,618 and 4,119,699 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	39	40
Additional Paid-In Capital	59,451	58,875
Treasury stock, at cost, 3,175,021 and 3,055,920 shares as of June 30, 2026 and December 31, 2025, respectively	(52,316)	(50,426)
Accumulated other comprehensive income (loss)	(170)	(67)
Retained earnings	38,922	41,744
Total Silvercrest Asset Management Group Inc.’s equity	46,035	50,274
Non-controlling interests	31,811	34,610
Total equity	77,846	84,884
Total liabilities and equity	$139,946	$166,607

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Management and advisory fees	$29,642	$29,515	$59,927	$59,783
Family office services	1,141	1,158	2,262	2,282
Total revenue	30,783	30,673	62,189	62,065
Expenses
Compensation and benefits	20,485	18,805	41,629	37,686
General and administrative	9,340	7,827	18,340	15,501
Total expenses	29,825	26,632	59,969	53,187
Income before other (expense) income, net	958	4,041	2,220	8,878
Other (expense) income, net
Other (expense) income, net	30	20	8	27
Interest income	53	163	131	436
Interest expense	(190)	(15)	(379)	(30)
Unrealized gain on investments	166	—	87	—
Total other (expense) income, net	59	168	(153)	433
Income before provision for income taxes	1,017	4,209	2,067	9,311
Provision for income taxes	548	1,060	1,065	2,234
Net income	469	3,149	1,002	7,077
Less: net income attributable to non-controlling interests	(299)	(1,231)	(595)	(2,690)
Net income attributable to Silvercrest	$170	$1,918	$407	$4,387
Net income per share
Basic	$0.02	$0.21	$0.05	$0.47
Diluted	$0.02	$0.21	$0.05	$0.47
Weighted average shares outstanding
Basic	7,689,077	9,095,966	7,685,929	9,337,530
Diluted	7,737,556	9,124,278	7,733,452	9,370,217

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2025	9,376	$104	4,373	$42	$56,369	1,074	$(19,728)	$(43)	$43,953	$80,697	$38,996	$119,693
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,507)	(1,507)
Issuance of notes receivable to partners	—	—	—	—	—	—	—	—	—	—	(410)	(410)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	76	76
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	454	454
Net Income	—	—	—	—	—	—	—	—	2,469	2,469	1,459	3,928
Issuance of Class B shares	—	—	23	—	—	—	—	—	—	—	410	410
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(125)	—	—	—	—	(125)	—	(125)
Share conversion	315	3	(315)	(3)	2,824	—	—	—	—	2,824	(2,824)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(217)	—	—	—	—	217	(3,906)	—	—	(3,906)	—	(3,906)
Dividends paid on Class A common stock - $0.20 per share	—	—	—	—	—	—	—	—	(1,911)	(1,911)	—	(1,911)
Cumulative translation adjustment	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
March 31, 2025	9,474	$107	4,081	$39	$59,068	1,291	$(23,634)	$(49)	$44,511	$80,042	$36,650	$116,692
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,723)	(2,723)
Issuance of Class B shares	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	13	1	68	1	—	—	—	—	—	2	399	401
Net Income	—	—	—	—	—	—	—	—	1,918	1,918	1,231	3,149
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(567)	—	—	—	—	(567)	—	(567)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Share conversion	23	—	(23)	—	203	—	—	—	—	203	(203)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(1,009)	—	—	—	—	1,009	(15,232)	—	—	(15,232)	—	(15,232)
Dividends paid on Class A common stock - $0.18 per share	—	—	—	—	—	—	—	—	(1,769)	(1,769)	—	(1,769)
Cumulative translation adjustment	—	—	—	—	—	—	—	8		8	—	8
June 30, 2025	8,501	$108	4,126	$40	$58,704	2,300	$(38,866)	$(41)	$44,660	$64,605	$35,349	$99,954

	Class A Common Stock Shares	Class A Common Stock Amount	Class B Common Stock Shares	Class B Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Shares Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Silvercrest Asset Management Group Inc.’s Equity	Non- controlling Interest	Total Equity

January 1, 2026	7,783	$108	4,120	$40	$58,875	3,056	$(50,426)	$(67)	$41,744	$50,274	$34,610	$84,884
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(1,847)	(1,847)
Issuance of notes receivable to partners	—	—	—	—	—	—	—	—	—	—	(160)	(160)
Repayment of notes receivable from partners	—	—	—	—	—	—	—	—	—	—	173	173
Equity-based compensation	—	—	—	—	8	—	—	—	—	8	507	515
Net Income	—	—	—	—	—	—	—	—	237	237	296	533
Issuance of Class B shares	—	—	10	—	—	—	—	—	—	—	160	160
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(76)	—	—	—	—	(76)	—	(76)
Share conversion	3	—	(3)	—	26	—	—	—	—	26	(26)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.	(119)	—	—	—	—	119	(1,890)	—	—	(1,890)	—	(1,890)
Dividends paid on Class A common stock - $0.21 per share	—	—	—	—	—	—	—	—	(1,626)	(1,626)	—	(1,626)
Cumulative translation adjustment	—	—	—	—	—	—	—	(32)	—	(32)	—	(32)
March 31, 2026	7,667	$108	4,127	$40	$58,833	3,175	$(52,316)	$(99)	$40,355	$46,921	$33,707	$80,628
Distributions to partners	—	—	—	—	—	—	—	—	—	—	(2,141)	(2,141)
Issuance of Class B shares	—	—	—	—	—	—	—	—	—	—		—
Equity-based compensation	15	—	39	—	71	—	—	—	—	71	517	588
Net Income	—	—	—	—	—	—	—	—	170	170	299	469
Deferred tax, net of amounts payable under tax receivable agreement	—	—	—	—	(18)	—	—	—	—	(18)	—	(18)
Accrued interest on notes receivable from partners	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Share conversion	69	1	(69)	(1)	565	—	—	—	—	565	(565)	—
Purchase of shares of Class A common stock of Silvercrest Asset Management Inc.		—	—	—	—	—	—	—	—	—	—	—
Dividends paid on Class A common stock - $0.21 per share	—	—	—	—	—	—	—	—	(1,603)	(1,603)	—	(1,603)
Cumulative translation adjustment	—	—	—	—	—	—	—	(71)		(71)	—	(71)
June 30, 2026	7,751	$109	4,097	$39	$59,451	3,175	$(52,316)	$(170)	$38,922	$46,035	$31,811	$77,846

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,002	$7,077
Adjustments to reconcile net income to net cash used in operating activities:
Equity-based compensation	1,103	855
Depreciation and amortization	2,232	2,118
Deferred income taxes	647	890
Non-cash interest on notes receivable from partners	(12)	(9)
Interest on notes payable	(23)	—
Non-cash lease expense	1,416	905
Distributions received from investment funds	873	1,190
Unrealized (gain) loss on investments	(87)	—
Cash flows due to changes in operating assets and liabilities:
Receivables and Due from Silvercrest Funds	2,377	(834)
Prepaid expenses and other assets	(989)	(790)
Accounts payable and accrued expenses	(153)	986
Accrued compensation	(23,433)	(22,054)
Operating lease liabilities	(1,682)	(1,199)
Net cash used in operating activities	(16,729)	(10,865)
Cash Flows from Investing Activities
Acquisition of furniture, equipment and leasehold improvements	$(1,138)	$(872)
Investment purchased	(1,899)	—
Net cash used in investing activities	(3,037)	(872)
Cash Flows from Financing Activities
Repayments of notes payable	$(500)	$—
Borrowings under credit facility	6,000	—
Principal payments on financing leases	(71)	(65)
Distributions to partners	(3,988)	(4,230)
Dividends paid on Class A common stock	(3,202)	(3,668)
Purchase of shares of Class A common stock of Silvercrest Asset Management Group Inc.	(1,871)	(18,948)
Payments from partners on notes receivable	173	76
Net cash used in financing activities	(3,459)	(26,835)
Effect of exchange rate changes on cash and cash equivalents	(103)	2
Net Decrease in Cash and Cash Equivalents	(23,328)	(38,570)
Cash and cash equivalents, beginning of period	44,069	68,611
Cash and cash equivalents, end of period	$20,741	$30,041

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Net cash paid during the period for:
Income taxes
Federal	$—	$279
State
New York State/City	185	485
Other	10	167
Total income taxes paid	195	931
Interest	339	6
Supplemental Disclosures of Non-cash Financing and Investing Activities
Notes receivable from new partners issued for capital contributions to Silvercrest L.P.	$160	$410
Recognition of deferred tax assets as a result of share conversions	(49)	(620)
Accrued dividends	27	12
Purchase of shares of Class A common stock excise tax accrual	19	189
Assets acquired under capital leases	67	—

See accompanying notes to condensed consolidated financial statements.

Silvercrest Asset Management Group Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025

(Unaudited)

(Dollars in thousands, except per share and par value data and as otherwise indicated)

1. ORGANIZATION AND BUSINESS

Silvercrest Asset Management Group Inc. (“Silvercrest”), together with its consolidated subsidiary, Silvercrest L.P., a limited partnership (collectively the “Company”), was formed as a Delaware corporation on July 11, 2011. Silvercrest is a holding company that was formed in order to carry on the business of Silvercrest L.P., the managing member of our operating subsidiary, and its subsidiaries. Effective on June 26, 2013, Silvercrest became the sole general partner of Silvercrest L.P., and its only material asset is the general partner interest in Silvercrest L.P., represented by 7,751,149 Class A units or approximately 65.0% of the outstanding interests of Silvercrest L.P. Silvercrest controls all of the businesses and affairs of Silvercrest L.P. and, through Silvercrest L.P. and its subsidiaries, continues to conduct the business previously conducted by these entities prior to the reorganization.

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

Tax Receivable Agreement

In connection with the Company’s initial public offering (the “IPO”) and reorganization of SLP completed on June 23, 2013, Silvercrest entered into a tax receivable agreement (the “TRA”) with the partners of SLP (the “SLP Partners”). Under the TRA, Silvercrest is required to pay the SLP Partners 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Silvercrest actually realizes (or is deemed to realize in the case of an early termination payment by it, or a change in control) as a result of increases in tax basis and certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA or attributable to exchanges of shares of Class B common stock for shares of Class A common stock. The payments to be made pursuant to the TRA are a liability of Silvercrest and not Silvercrest L.P. As of June 30, 2026, this liability is estimated to be $9,371 and is included in deferred tax and other liabilities in the Condensed Consolidated Statements of Financial Condition. Silvercrest expects to benefit from the remaining 15% of cash savings realized, if any.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of Silvercrest and its wholly owned subsidiaries SLP, SAMG LLC, SFS, MCG, Silvercrest Investors LLC, Silvercrest Investors II LLC, Silvercrest Investors III LLC, Silvercrest Investors IV LLC, and Silvercrest Asset Management (Singapore) Pte. Ltd. as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025. All intercompany transactions and balances have been eliminated.

The Condensed Consolidated Statement of Financial Condition at December 31, 2025 was derived from the audited Consolidated Statement of Financial Condition at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal years ending December 31, 2026 and 2025 or any future period.

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

The Company evaluates for consolidation those entities it controls through a majority voting interest or otherwise, including those Silvercrest Funds over which the general partner or equivalent is presumed to have control, for example, by virtue of the limited partners not being able to remove the general partner. The initial step in determining whether a fund for which SLP is the general partner is required to be consolidated is assessing whether an entity in which SLP holds a variable interest is a variable interest entity (“VIE”) or a voting interest entity (“VoIE”).

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

If the fund is a VIE, SLP then determines whether it is the primary beneficiary. In determining whether SLP is the primary beneficiary, SLP evaluates its control rights as well as economic interests in the entity held either directly or indirectly by SLP. The consolidation analysis can generally be performed qualitatively; however, if it is not readily apparent that SLP is not the primary beneficiary, a quantitative analysis may also be performed. Amendments to the governing documents of the respective Silvercrest Funds could affect an entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, SLP assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Non-controlling Interest

As of June 30, 2026, Silvercrest holds approximately 65.0% of the economic interests in SLP. Silvercrest is the sole general partner of SLP and, therefore, controls the management of SLP. As a result, Silvercrest consolidates the financial position and the results of operations of SLP and its subsidiaries, and records a non-controlling interest, as a separate component of equity on its Condensed Consolidated Statements of Financial Condition for the remaining economic interests in SLP. The non-controlling interest in the income or loss of SLP is included in the Condensed Consolidated Statements of Operations as a reduction or addition to net income derived from SLP.

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

Segment Reporting

The Company views its operations as comprising one operating and reportable segment, the investment management industry. The Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources. Net income is the predominant GAAP measure the Company’s chief operating decision maker uses to assess operating results and the allocation of resources. The accounting policies used to measure the operating results of the segment are the same as those described in the summary of significant accounting policies.

The following table presents the segment revenue and significant expenses for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Managed accounts	$28,732	$28,605	$58,090	$57,946
Silvercrest funds	910	911	1,837	1,837
Tax and family office services	1,077	1,078	2,133	2,130
Fund administration	64	79	129	152
Total revenue	30,783	30,673	62,189	62,065
Expenses
Compensation and benefits	20,485	18,805	41,629	37,686
Occupancy and related	1,988	1,859	3,931	3,657
General and administrative	1,085	1,232	2,040	2,129
Professional fees	1,929	1,128	4,029	2,446
Portfolio and systems expense	1,984	1,538	3,756	3,255
Travel	742	540	1,440	975
Other segment items	1,612	1,530	3,144	3,039
Total expenses	29,825	26,632	59,969	53,187
Other income (expense), net
Interest expense	(190)	(15)	(379)	(30)
Interest and other income	83	183	139	463
Unrealized gain (loss) on investments	166	—	87	—
Total other income (expense), net	59	168	(153)	433

Provision for income taxes	548	1,060	1,065	2,234

Net income	$469	$3,149	$1,002	$7,077

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

The Company evaluates its equity method investments for impairment, whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment when the loss in value is deemed other than temporary. The Company’s equity method investments approximate their fair value as of June 30, 2026 and December 31, 2025. The fair value of the equity method investments is estimated based on the Company’s share of the fair value of the net assets of the equity method investee. No impairment charges related to equity method investments were recorded during the three and six months ended June 30, 2026 or 2025.

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

The Company has one reporting unit as of June 30, 2026 and December 31, 2025. No goodwill impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.

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

In December 2025, the FASB issued ASU 2025-11, “FASB Amends Guidance on Interim Reporting” (“ASU 2025–11”). This ASU intends to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in the ASU, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” ASU 2025-11 will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-11 to have a material effect on its Condensed Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-12, “FASB Makes Codification Improvements” (“ASU 2025–12”). This ASU intends to update the codification “for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The ASU will become effective for the Company for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2025-12 to have a material effect on its Condensed Consolidated Financial Statements.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Investments

Investments include $2,144 as of June 30, 2026 and $1,030 as of December 31, 2025, representing the Company’s seed investment in an Australian investment trust and interests in the Silvercrest Funds, which have been established and managed by the Company and its affiliates.

In February 2026, Silvercrest made a $1,899 seed investment in an Australian fund, the Silvercrest Global Value Opportunity Fund, which is structured as a unit trust (the “Trust”) and is a managed investment scheme under the Australian Corporations Act. The purpose of the seed investment was to enable the Silvercrest Global Value Opportunity Fund to be formally rated before accepting additional investments. As of June 30, 2026, the seed investment was valued at $1,986 and consisted of Level 1 listed equities. The Company recorded an unrealized gain of $166 and $87, reported in the Condensed Consolidated Statement of Operations as an unrealized gain (loss) on investments for the three and six months ended June 30, 2026, respectively.

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

At June 30, 2026 and December 31, 2025, the Company determined that none of the Silvercrest Funds were required to be consolidated. The Company’s involvement with the entities related to the Silvercrest Funds began on the dates they were formed, which range from July 2003 to July 2014.

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

At June 30, 2026 and December 31, 2025, the Company did not have any financial assets or liabilities that are recorded at fair value on a recurring basis.

At June 30, 2026 and December 31, 2025, financial instruments that are not held at fair value are categorized in the table below:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents(1)	$20,741	$20,741	$44,069	$44,069
Investments(2)	$2,144	$2,144	$1,030	$1,030

Financial liabilities:
Borrowings under credit facility(3)	$9,500	$9,500	$4,023	$4,023

(1)
Includes $0 and $1,634 of cash equivalents at June 30, 2026 and December 31, 2025, respectively, that fall under Level 1 in the fair value hierarchy.
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

4. RECEIVABLES, NET

The following is a summary of receivables as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Management and advisory fees receivable	$2,318	$4,301
Unbilled receivables	6,623	7,717
Other receivables	159	203
Receivables	9,100	12,221
Allowance for doubtful receivables	(273)	(433)
Receivables, net	$8,827	$11,788

5. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

The following is a summary of furniture, equipment and leasehold improvements, net as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Leasehold improvements	$7,343	$6,393
Furniture and equipment	16,478	16,330
Artwork	659	619
Total cost	24,480	23,342
Accumulated depreciation and amortization	(16,871)	(15,627)
Furniture, equipment and leasehold improvements, net	$7,609	$7,715

Depreciation expense for the three months ended June 30, 2026 and 2025 was $648 and $499, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1,244 and $957, respectively.

During the three and six months ended June 30, 2026, the Company wrote off assets with a cost of $25 and accumulated depreciation of $22.

6. GOODWILL

The following is a summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Gross balance	$81,090	$81,090
Accumulated impairment losses	(17,415)	(17,415)
Net balance	$63,675	$63,675

7. INTANGIBLE ASSETS, NET

The following is a summary of intangible assets, net as of June 30, 2026 and December 31, 2025:

	Customer Relationships	Other Intangible Assets	Total
Cost
Balance, January 1, 2026	$44,060	$2,461	$46,521
Balance, June 30, 2026	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2026	(29,609)	(2,461)	(32,070)
Amortization expense	(916)	—	(916)
Balance, June 30, 2026	(30,525)	(2,461)	(32,986)
Net book value	$13,535	$—	$13,535
Cost
Balance, January 1, 2025	$44,060	$2,461	$46,521
Balance, June 30, 2025	44,060	2,461	46,521
Useful lives	10-20 years	3-5 years
Accumulated amortization
Balance, January 1, 2025	(27,416)	(2,461)	(29,877)
Amortization expense	(1,097)	—	(1,097)
Balance, June 30, 2025	(28,513)	(2,461)	(30,974)
Net Book Value	$15,547	$—	$15,547

Amortization expense related to intangible assets, net was $458 and $548 for the three months ended June 30, 2026 and 2025, respectively. Amortization expense related to intangible assets, net was $916 and $1,097 for the six months ended June 30, 2026 and 2025, respectively.

Amortization related to the Company’s finite life intangible assets is scheduled to be expensed over the next five years and thereafter as follows:

Remainder of 2026	$916
2027	1,828
2028	1,824
2029	1,820
2030	1,816
Thereafter	5,331
Total	$13,535

8. DEBT

Credit Facility

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, the Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended and restated to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the A&R Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. All other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. On June 18, 2026, the Credit Parties and City National Bank entered into the Second Amendment to the A&R Credit Agreement (the “Second Amendment”), whereby, among other items, (i) the stated term loan maturity date was extended until June 18, 2029, subject to two one-year extension options, (ii) the term loan draw date terminates on June 18, 2028, (iii) the term loan commitment as of the date of the Second Amendment is $5.0 million, and (iv) the $10.0 million revolving credit facility maturity date is June 18, 2027. The Company was in compliance with the covenants under the credit facility as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company did not have any outstanding borrowings under the revolving credit facility. As of June 30, 2026 and December 31, 2025, the Company had $9,500 and $4,000, respectively, outstanding under the term loan. Accrued but unpaid interest was $0 and $23 as of June 30, 2026 and December 31, 2025, respectively.

Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the three months ended June 30, 2026 and 2025 was $185 and $12, respectively. Interest expense, which also includes amortization of deferred financing fees, incurred on the revolving credit facility and term loan for the six months ended June 30, 2026 and 2025 was $369 and $24, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space pursuant to operating leases that are subject to specific escalation clauses. Rent expense for the three months ended June 30, 2026 and 2025 amounted to $1,850 and $1,745, respectively. This is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company received sublease income from sub-tenants during the three months ended June 30, 2026 and 2025 of $0 and $10, respectively.

Rent expense for the six months ended June 30, 2026 and 2025 amounted to $3,663 and $3,457, respectively. This is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company received sublease income from sub-tenants during the six months ended June 30, 2026 and 2025 of $0 and $40, respectively.

As security for performance under the leases, the Company is required to maintain letters of credit in favor of the landlord totaling $506 as of June 30, 2026 and December 31, 2025. Furthermore, the Company maintains an $80 letter of credit in favor of its Boston landlord. Both are collateralized by the Company’s revolving credit facility with City National Bank.

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

In April 2026, the Company entered into a lease agreement for office space in Dublin. The lease commenced on April 27, 2026 and has an expiration date of April 26, 2036. At lease commencement, the Company recorded a lease liability arising from the recognition of right-of-use asset of €939 ($1,070). The lease is subject to escalation clauses. The lease agreement provides for a rent-free period of 3 months. Monthly rent expense is €11 ($13).

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Lease Cost	$1,674	$1,572	$3,315	$3,105
Financing Lease Cost:
Amortization of ROU assets	$36	$32	72	65
Interest on lease liabilities	5	3	11	6
Total	$41	$35	$83	$71

Future minimum lease payments and rentals under lease agreements for office space are as follows:

	Operating Leases	Non-cancellable Subleases	Operating Lease Liabilities
Remainder of 2026	$3,575	$—	$3,575
2027	7,304	—	7,304
2028	5,679	—	5,679
2029	1,078	—	1,078
2030	1,088	—	1,088
Thereafter	3,051	—	3,051
Total	$21,775	$—	$21,775
Weighted-average remaining lease term – operating leases (months)			45.4
Weighted-average discount rate			5.6%

The aggregate principal balance of finance leases was $326 and $330 as of June 30, 2026 and December 31, 2025, respectively.

The assets relating to finance leases that are included in equipment as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Finance lease assets included in furniture and equipment	$793	$748
Less: Accumulated depreciation and amortization	(476)	(426)
	$317	$322

Depreciation expense relating to finance lease assets was $36 and $33 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense relating to finance lease assets was $72 and $65 for the six months ended June 30, 2026 and 2025, respectively.

Future minimum lease payments under finance leases are as follows:

Future Minimum Lease Commitments
Remainder of 2026	$72
2027	113
2028	64
2029	46
2030	36
Thereafter	20
Total	$351
Weighted-average remaining lease term – finance leases (months)	38.4
Weighted-average discount rate	6.7%

10. EQUITY

SLP has historically made, and will continue to make, distributions of its net income to the holders of its partnership units for income tax purposes as required under the terms of its Second Amended and Restated Limited Partnership Agreement and also made, and will continue to make, additional distributions of net income under the terms of its Second Amended and Restated Limited Partnership Agreement. Partnership distributions totaled $2,141 and $2,723, for the three months ended June 30, 2026 and 2025, respectively. Partnership distributions totaled $3,988 and $4,230, for the six months ended June 30, 2026 and 2025, respectively. The distributions are included in non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2026 and 2025.

Pursuant to SLP’s Second Amended and Restated Limited Partnership Agreement, partner incentive allocations are treated as distributions of net income. The remaining net income or loss after partner incentive allocations was generally allocated to the partners based on their pro rata ownership. Net income allocation is subject to the recovery of the allocated losses of prior periods. The Company treats SLP’s partner incentive allocations as compensation expense and accrues such amounts when earned. During the three months ended June 30, 2026 and 2025, the Company accrued partner incentive allocations of $7,389 and $6,826, respectively. During the six months ended June 30, 2026 and 2025, the Company accrued partner incentive allocations of $14,599 and $13,353, respectively. During the six months ended June 30, 2026 and 2025, the Company distributed partner incentive allocations of $30,887 and $30,754, respectively.

Silvercrest—Equity

Silvercrest has the following authorized and outstanding equity:

	Shares at June 30, 2026
	Authorized	Outstanding	Voting Rights	Economic Rights
Common shares
Class A, par value $0.01 per share	50,000,000	7,751,149	1 vote per share (1), (2)	All (1), (2)
Class B, par value $0.01 per share	25,000,000	4,096,618	1 vote per share (3), (4)	None (3), (4)
Preferred shares
Preferred stock, par value $0.01 per share	10,000,000	—	See footnote (5) below	See footnote (5) below
(1)
Each share of Class A common stock is entitled to one vote per share. Class A common stockholders have 100% of the rights of all classes of Silvercrest’s capital stock to receive dividends.
(2)
During the six months ended June 30, 2026 and 2025, Silvercrest granted 19,076 and 13,881 Class A restricted stock units, respectively. As of June 30, 2026, 50,655 Class A restricted stock units remain unvested.
(3)
Each share of Class B common stock is entitled to one vote per share.
(4)
Each Class B unit of SLP held by a principal is exchangeable for one share of the Company’s Class A common stock. The principals collectively hold 4,096,618 Class B units, which represent the right to receive their proportionate share of the distributions made by SLP, and 98,992 restricted stock units which will vest and settle in the form of Class B units of SLP. The 98,992 restricted stock units which have been issued to our principals entitle the holders thereof to participate in distributions from SLP as if the underlying Class B units are outstanding and thus are taken into account to determine the economic interest of each holder of units in SLP. However, because the Class B units underlying the restricted stock units have not been issued and are not deemed outstanding, the holders of restricted stock units have no voting rights with respect to those Class B units. Silvercrest will not issue shares of Class B common stock in respect of restricted stock units of SLP until such time that the underlying Class B units are issued.
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

During the six months ended June 30, 2026, Silvercrest issued the following shares:

Class A Common Stock

# of
Shares
Class A common stock outstanding - January 1, 2026	7,782,884
Issuance of Class A common stock upon exchange of Class B units for Class A common stock	72,389
Issuance of Class A common stock upon vesting of restricted stock units	14,977
Purchase of Class A common stock of Silvercrest Asset Management Group Inc.	(119,101)

Class A common shares outstanding – June 30, 2026	7,751,149

Class B Common Stock

# of
Shares
Class B common stock outstanding - January 1, 2026	4,119,699
Issuance of Class B common stock	10,533
Issuance of Class B common stock upon vesting of restricted stock units	38,775
Cancellation of Class B common stock upon exchange of Class B units for Class A common stock	(72,389)

Class B common shares outstanding – June 30, 2026	4,096,618

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

Notes receivable from SLP’s partners are as follows for the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance	$630	$251
New notes issued to partners	160	$485
Repayment of notes	(173)	(126)
Interest accrued and capitalized on notes receivable	11	20
Ending balance	$628	$630

Full recourse notes receivable from SLP’s partners as of June 30, 2026 and December 31, 2025 are $628 and $630, respectively. There were no limited recourse notes receivable from SLP’s partners as of June 30, 2026 or December 31, 2025. There is no allowance for credit losses on notes receivable from partners as of June 30, 2026 or December 31, 2025.

12. RELATED PARTY TRANSACTIONS

During the first six months of 2026 and 2025, the Company provided services to the following, which operate as feeder funds investing through master-feeder or mini-master feeder structures:

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

For the three months ended June 30, 2026 and 2025, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $910 and $911, respectively. For the six months ended June 30, 2026 and 2025, the Company earned from the above activities management fee income, which is included in management and advisory fees in the Condensed Consolidated Statements of Operations, of $1,837 and $1,837, respectively. As of June 30, 2026 and December 31, 2025, the Company was owed $910 and $326, respectively, from its various funds, which is included in Due from Silvercrest Funds on the Condensed Consolidated Statements of Financial Condition.

For the three months ended June 30, 2026 and 2025, the Company earned management and advisory fees of $549 and $471, respectively, from assets managed on behalf of certain of its employees. For the six months ended June 30, 2026 and 2025, the Company earned management and advisory fees of $1,067 and $943, respectively, from assets managed on behalf of certain of its employees. As of June 30, 2026 and December 31, 2025, the Company is owed approximately $155 and $161, respectively, from certain of its employees, which is included in receivables, net on the Condensed Consolidated Statements of Financial Condition.

13. INCOME TAXES

As of June 30, 2026, the Company had net deferred tax assets of $414, which is recorded as a deferred tax asset of $822 specific to Silvercrest which consists primarily of assets related to temporary differences between the financial statement and tax bases of intangible assets related to its acquisition of partnership units of SLP and a deferred tax liability of $408 specific to SLP which consists primarily of assets related to deferred rent expenses offset in part by amounts for differences in the financial statement and tax bases of intangible assets. Of the total net deferred taxes at June 30, 2026, $144 of the net deferred tax liabilities relate to non-controlling interests. These amounts are included in deferred tax and other liabilities on the Condensed Consolidated Statement of Financial Condition, respectively.

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

The Company has recorded a deferred tax asset associated with net operating losses of its foreign subsidiaries in Singapore and Ireland. Realization of the deferred tax asset is contingent on the foreign subsidiaries generating future taxable income. Given the foreign subsidiaries have recently initiated operations and do not yet have a history of sales, the Company has concluded that the deferred tax asset does not currently meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in Singapore in the amount of $750 at June 30, 2026. As of December 31, 2025, the amount of the valuation allowance was $598. Additionally, a full valuation allowance has been recorded with respect to the net operating losses of the Company’s foreign subsidiary in Ireland in the amount of $151 at June 30, 2026. As of December 31, 2025, the amount of the valuation allowance was $0.

The current tax (benefit) expense was ($51) and $464 for the three months ended June 30, 2026 and 2025, respectively. Of the amount for the three months ended June 30, 2026, ($225) relates to Silvercrest’s corporate tax (benefit) expense, $174 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the three months ended June 30, 2026 and 2025 was $599 and $596, respectively. When combined with current tax (benefit) expense, the total income tax provision for the three months ended June 30, 2026 and 2025 is $548 and $1,060, respectively. There was discrete tax expense of $98 for the three months ended June 30, 2026. The discrete tax expense was primarily attributable to nonrecurring compensation expenses. There was no material discrete tax expense for the three months ended June 30, 2025.

The current tax expense was $418 and $1,344 for the six months ended June 30, 2026 and 2025, respectively. Of the amount for the six months ended June 30, 2026, $27 relates to Silvercrest’s corporate tax expense, $391 relates to SLP’s state and local liability and $0 relates to SFS’s corporate tax expense. The deferred tax expense for the six months ended June 30, 2026 and 2025 was $647 and

$890, respectively. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2026 and 2025 is $1,065 and $2,234, respectively. There was discrete tax expense of $234 for the six months ended June 30, 2026. The discrete tax expense was primarily attributable to nonrecurring compensation expenses. There was no material discrete tax expense for the six months ended June 30, 2025.

The current tax expense decreased from the comparable period in 2025 mainly due to a reduction in profitability.

Of the total current tax expense for the three months ended June 30, 2026 and 2025, $62 and $92, respectively, relates to non-controlling interests. Of the deferred tax expense for the three months ended June 30, 2026 and 2025, $4 and $5, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the three months ended June 30, 2026 and 2025 related to non-controlling interests is $66 and $97, respectively.

Of the total current tax expense for the six months ended June 30, 2026 and 2025, $139 and $164, respectively, relates to non-controlling interests. Of the deferred tax expense for the six months ended June 30, 2026 and 2025, $9 and $9, respectively, relates to non-controlling interests. When combined with current tax expense, the total income tax provision for the six months ended June 30, 2026 and 2025 related to non-controlling interests is $148 and $173, respectively.

In the normal course of business, the Company is subject to examination by federal, state, and local tax regulators. As of June 30, 2026, the Company’s U.S. federal income tax returns for the years 2022 through 2026 are open under the normal three-year statute of limitations and therefore subject to examination.

The guidance for accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. During the three and six months ended June 30, 2026, the Company has reserved a total of $8 and $15, respectively, related to unrecognized tax benefits. When added to amounts recorded in the prior year, the total reserve as of June 30, 2026 is $333. If recognized, the above tax benefits would reduce the annual effective rate. The Company believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. The Company will reassess these amounts annually. The Company did not have any reserve related to unrecognized tax benefits as of June 30, 2025.

As of June 30,
2026
Unrecognized tax benefits – January 1, 2026	$318
Additions for tax positions of prior years	15
Unrecognized tax benefits – June 30, 2026	$333

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

15. EQUITY-BASED COMPENSATION

Restricted Stock Units and Stock Options

On November 2, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan.

A total of 1,687,500 shares were originally reserved and available for issuance under the 2012 Equity Incentive Plan. On June 8, 2022, the 2012 Equity Incentive Plan was amended to increase the number of shares issuable under the plan by 1,050,000, to a total of 2,737,500. On June 4, 2025, the 2012 Equity Incentive Plan was further amended to increase the number of shares issuable under the plan by 1,500,000, to a total of 4,237,500. As of June 30, 2026, 1,747,025 shares are available for grant. The equity interests may be issued in the form of shares of the Company’s Class A common stock and Class B units of SLP. (All references to units or interests of SLP refer to Class B units of SLP and accompanying shares of Class B common stock of Silvercrest).

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

In May 2023, the Company granted 11,822 RSUs under the 2012 Equity Incentive Plan at a fair value of $18.61 per share to existing Class A unit holders. These RSUs vested and settled in the form of Class A shares of SLP in May 2026.

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

In May 2025, the Company granted 3,155 RSUs under the 2012 Equity Incentive Plan at a fair value of $15.85 per share to an existing Class A unit holder. These RSUs vested and settled in the form of Class A shares of SLP in May 2026.

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

In May 2026, the Company granted 19,076 RSUs under the 2012 Equity Incentive Plan at a fair value of $13.42 per share to existing Class A unit holders. These RSUs will vest and settle in the form of Class A shares of SLP. The RSUs will vest and settle on the third anniversary of the grant date.

A summary of the RSU grants by the Company as of June 30, 2026 and 2025 is presented below:

	Restricted Stock Units Granted
	Units	Fair Value per unit
Total granted at January 1, 2026	184,321	$14.48 – 18.99
Granted	19,076	$13.42
Vested	(53,752)	$14.65 – 18.61
Total granted at June 30, 2026	149,645	$13.42 – 18.99

Total granted at January 1, 2025	242,188	$13.91 – 21.42
Vested	(81,663)	$13.91 – 21.42
Total granted at June 30, 2025	160,525	$14.65 – 18.99

A summary of the NQO grants by the Company as of June 30, 2026 and 2025 is presented below:

	Non-Qualified Options Granted
	Units	Fair Value per unit
Total granted at January 1, 2026	875,774	$10.18 – 15.29
Total granted at June 30, 2026	875,774	$10.18 – 15.29

Total granted at January 1, 2025	366,293	$10.18 – 14.65
Total granted at June 30, 2025	366,293	$10.18 – 14.65

For the three months ended June 30, 2026 and 2025, the Company recorded compensation expense related to such RSUs and NQOs of $588 and $401, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. For the six months ended June 30, 2026 and 2025, the Company recorded compensation expense related to such RSUs and NQOs of $1,103 and $855, respectively, as part of total compensation expense in the Condensed Consolidated Statements of Operations for the period then ended. As of June 30, 2026 and December 31, 2025, there was $3,341 and $3,771, respectively, of unrecognized compensation expense related to unvested awards. As of June 30, 2026 and December 31, 2025, the unrecognized compensation expense related to unvested awards is expected to be recognized over a period of 1.86 and 1.90 years, respectively.

16. DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS

SAMG LLC has a defined contribution 401(k) savings plan (the “Plan”) for all eligible employees who meet the minimum age and service requirements as defined in the Plan. The Plan is designed to be a qualified plan under sections 401(a) and 401(k) of the Internal Revenue Code. For employees who qualify under the terms of the Plan, on an annual basis Silvercrest matches dollar for dollar an employee’s contributions up to the first 4% of compensation. For the three months ended June 30, 2026 and 2025, Silvercrest made matching contributions of $36 and $30, respectively, for the benefit of employees. For the six months ended June 30, 2026 and 2025, Silvercrest made matching contributions of $71 and $59, respectively, for the benefit of employees. The Company also has a pension plan for qualified employees in Ireland. For the three and six months ended June 30, 2026, Silvercrest made matching contributions of $12 (EUR 11) and $19 (EUR 16), respectively, for the benefit of employees in Ireland. Total matching contributions under both plans for the three months ended June 30, 2026 and 2025 were $48 and $30, respectively, and for the six months ended June 30, 2026 and 2025 were $90 and $59, respectively.

17. SOFT DOLLAR ARRANGEMENTS

The Company obtains research and other services through “soft dollar” arrangements. The Company receives credits from broker-dealers whereby technology-based research, market quotation and/or market survey services are effectively paid for in whole or in part by “soft dollar” brokerage arrangements. Section 28(e) of the Securities Exchange Act of 1934, as amended, provides a “safe harbor” to an investment adviser against claims that it breached its fiduciary duty under state or federal law (including ERISA) solely because the adviser caused its clients’ accounts to pay more than the lowest available commission for executing a securities trade in return for brokerage and research services. To rely on the safe harbor offered by Section 28(e), (i) the Company must make a good-faith determination that the amount of commissions is reasonable in relation to the value of the brokerage and research services being received and (ii) the brokerage and research services must provide lawful and appropriate assistance to the Company in carrying out its investment decision-making responsibilities. If the use of soft dollars is limited or prohibited in the future by regulation, the Company may have to bear the costs of such research and other services. For the three months ended June 30, 2026 and 2025, the Company utilized “soft dollar” credits of $106 and $90, respectively. For the six months ended June 30, 2026 and 2025, the Company utilized “soft dollar” credits of $212 and $180, respectively.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service wealth management firm focused on providing financial advisory and related family office services to ultra-high net worth individuals and institutional investors. In addition to a wide range of investment capabilities, we offer a full suite of complementary and customized family office services for families seeking a comprehensive oversight of their financial affairs. During the three months ended June 30, 2026, our assets under management increased by 3.6% from $35.7 billion to $37.0 billion. During the six months ended June 30, 2026, our assets under management remained flat at $37.0 billion.

The business includes the management of funds of funds, and other investment funds, collectively referred to as the “Silvercrest Funds.” As of June 30, 2026, Silvercrest L.P. had issued RSUs exercisable for 98,992 Class B units that entitle the holders thereof to receive distributions from Silvercrest L.P. to the same extent as if the underlying Class B units were outstanding. Net profits and net losses of Silvercrest L.P. will be allocated, and distributions from Silvercrest L.P. will be made, to its current partners pro rata in accordance with their respective partnership units (and assuming the Class B units underlying all RSUs are outstanding).

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include those of Silvercrest L.P. and its subsidiaries. As the general partner of Silvercrest L.P., we control its business and affairs and, therefore, consolidate its financial results with ours. The interests of the limited partners’ collective 35.0% partnership interest in Silvercrest L.P. as of June 30, 2026 are reflected in non-controlling interests in our Condensed Consolidated Financial Statements.

Key Performance Indicators

When we review our performance, we focus on the indicators described below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands except as indicated)	2026	2025	2026	2025
Revenue	$30,783	$30,673	$62,189	$62,065
Income before other income (expense), net	$958	$4,041	$2,220	$8,878
Net income	$469	$3,149	$1,002	$7,077
Net income margin	1.5%	10.3%	1.6%	11.4%
Net income attributable to Silvercrest	$170	$1,918	$407	$4,387
Adjusted EBITDA (1)	$3,440	$5,735	$7,150	$12,232
Adjusted EBITDA margin (2)	11.2%	18.7%	11.5%	19.7%
Assets under management at period end (billions)	$37.0	$36.7	$37.0	$36.7
Average assets under management (billions) (3)	$36.4	$36.0	$37.0	$36.6

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

Discretionary Managed Accounts

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in billions)	2026	2025	2026	2025
Assets Under Management (“AUM”) concentrated in Discretionary Managed Accounts	$24.3	$23.3	$24.3	$23.3
Average AUM For Discretionary Managed Accounts	$23.5	$23.3	$23.8	$23.1
Discretionary Managed Accounts Revenue (in millions)	$28.7	$28.6	$58.1	$57.9
Percentage of management and advisory fees revenue	97%	97%	97%	97%

Private Funds

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in billions)	2026	2025	2026	2025
AUM concentrated in Private Funds	$0.4	$0.4	$0.4	$0.4
Average AUM For Private Funds	$0.4	$0.4	$0.4	$0.5
Private Funds Revenue (in millions)	$0.9	$0.8	$1.8	$1.8
Percentage of management and advisory fees revenue	3%	3%	3%	3%

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

The majority of management and advisory fees that we earn on separately managed accounts are based on the value of assets under management on the last day of each calendar quarter. Most of our management and advisory fees are billed quarterly in advance on the first day of each calendar quarter. Our basic annual fee schedule for management of clients’ assets in separately managed accounts is: (i) for managed equity or balanced portfolios, 1% of the first $10 million and 0.60% on the balance, (ii) for managed fixed income only portfolios, 0.40% on the first $10 million and 0.30% on the balance, (iii) for the municipal value strategy, 0.65%, (iv) for Cortina’s equity portfolios, 1% on the first $25 million, 0.90% on the next $25 million and 0.80% on the balance, (v) for outsourced chief investment officer portfolios, 0.40% on the first $50 million, 0.32% on the next $50 million and 0.24% on the balance and (vi) for the global value equity strategy, 0.15% per annum on the first AUD1.5 billion, 0.14% per annum on the next AUD1.5 billion, 0.11% per annum on the next AUD1.0 billion, 0.08% per annum on the next AUD1.0 billion and 0.05% per annum above AUD5.0 billion. Our fee for monitoring non-discretionary assets can range from 0.05% to 0.01%, but can also be incorporated into an agreed-upon fixed family office service fee. The majority of our client relationships involve a blended fee rate because they are invested in multiple strategies.

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

Average annual management fee is calculated by dividing our actual annualized revenue earned over a period by our average assets under management during the same period (which is calculated by averaging quarter-end assets under management for the applicable period). Our average annual management fee was 0.34% for the three months ended June 30, 2026 and 2025. Our average annual management fee was 0.34% for the six months ended June 30, 2026 and 2025. Changes in our total average management fee rates are typically the result of changes in the mix of our assets under management and the concentration in our equities strategies whose fee rates are higher than those of other investment strategies. Management and advisory fees are also adjusted for any cash flows into or out of a portfolio, where the cash flow represents greater than 10% of the previous quarter-end market value of the portfolio. These cash flow-related adjustments were insignificant for the three and six months ended June 30, 2026 and 2025. Silvercrest L.P. has authority to take fees directly from external custodian accounts of its separately managed accounts.

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

The components of our compensation expense for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cash compensation and benefits (1)	$19,897	$18,404	$40,526	$36,831
Non-cash equity-based compensation expense	588	401	1,103	855
Total compensation expense	$20,485	$18,805	$41,629	$37,686
(1)
For the three months ended June 30, 2026 and 2025, $7,389 and $6,826, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, $14,599 and $13,353, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

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

Operating Results

Revenue

Our revenues for the three and six months ended June 30, 2026 and 2025 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Management and advisory fees	$29,642	$29,515	$127	0.4%
Family office services	1,141	1,158	(17)	(1.5)%
Total revenue	$30,783	$30,673	$110	0.4%

	For the Six Months Ended June 30,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Management and advisory fees	$59,927	$59,783	$144	0.2%
Family office services	2,262	2,282	(20)	(0.9)%
Total revenue	$62,189	$62,065	$124	0.2%

The growth in our assets under management during the three and six months ended June 30, 2026 and 2025 is described below:

	Assets Under Management
(in billions)	Discretionary	Non-Discretionary	Total
As of March 31, 2025	$22.7	$12.6	$35.3
Gross client inflows	0.6	0.3	0.9
Gross client outflows	(1.0)	(0.3)	(1.3)
Net client flows	(0.4)	—	(0.4)
Market appreciation	1.4	0.4	1.8
As of June 30, 2025	$23.7	$13.0	$36.7	(1)

As of March 31, 2026	$23.1	$12.6	$35.7
Gross client inflows	0.7	0.4	1.1
Gross client outflows	(1.5)	(0.7)	(2.2)
Net client flows	(0.8)	(0.3)	(1.1)
Market appreciation	2.4	—	2.4
As of June 30, 2026	$24.7	$12.3	$37.0	(1)

As of January 1, 2025	$23.3	$13.2	$36.5
Gross client inflows	1.6	0.7	2.3
Gross client outflows	(1.7)	(0.8)	(2.5)
Net client flows	(0.1)	(0.1)	(0.2)
Market appreciation/(depreciation)	0.5	(0.1)	0.4
As of June 30, 2025	$23.7	$13.0	$36.7	(1)

As of January 1, 2026	$24.0	$13.0	$37.0
Gross client inflows	1.1	1.0	2.1
Gross client outflows	(2.9)	(1.1)	(4.0)
Net client flows	(1.8)	(0.1)	(1.9)
Market appreciation/(depreciation)	2.5	(0.6)	1.9
As of June 30, 2026	$24.7	$12.3	$37.0	(1)
(1)
Less than 5% of assets under management generate performance fees or allocations.

The following chart summarizes the performance 1, 2 of each of our principal equity strategies relative to their appropriate benchmarks since inception:

PROPRIETARY EQUITY PERFORMANCE

as of June 30, 2026	ANNUALIZED PERFORMANCE
	INCEPTION	1-YEAR	3-YEAR	5-YEAR	7-YEAR	INCEPTION
Large Cap Value Composite	4/1/02	21.8	15.6	10.2	12.3	10.1
Russell 1000 Value Index		27.1	17.8	11.2	12.1	8.7
Small Cap Value Composite	4/1/02	18.4	9.6	5.8	9.0	10.1
Russell 2000 Value Index		43.0	18.7	8.2	11.4	8.8
Smid Cap Value Composite	10/1/05	23.7	14.6	7.2	9.6	9.9
Russell 2500 Value Index		38.5	19.4	10.3	12.3	9.0
Multi Cap Value Composite	7/1/02	22.3	15.9	8.5	11.1	10.1
Russell 3000 Value Index		27.8	17.8	11.0	12.0	9.2
Equity Income Composite	12/1/03	24.8	15.2	9.2	9.9	11.3
Russell 3000 Value Index		27.8	17.8	11.0	12.0	9.4
Focused Value Composite	9/1/04	29.6	18.3	7.6	9.0	10.3
Russell 3000 Value Index		27.8	17.8	11.0	12.0	9.2
Global Value Opportunity Composite	1/1/20	38.0	23.1	15.0	—	14.8
MSCI ACWI Value - Net Index		23.1	17.5	10.4	—	10.1
Small Cap Opportunity Composite	7/1/04	30.0	14.2	7.0	11.4	11.3
Russell 2000 Index		40.8	18.6	7.0	11.3	9.2
Small Cap Growth Composite	7/1/04	75.6	23.6	8.7	17.1	12.5
Russell 2000 Growth Index		38.7	18.4	5.6	10.8	9.5
Smid Cap Growth Composite	1/1/06	47.6	21.5	5.7	16.4	12.3
Russell 2500 Growth Index		32.9	16.4	5.0	11.1	10.2

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

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Our total revenue increased by $0.1 million, or 0.4% to $30.8 million for the three months ended June 30, 2026 from $30.7 million for three months ended June 30, 2025. This increase was mainly due to market appreciation partially offset by net client outflows during the period.

Total assets under management increased by $0.3 billion, or 0.8%, to $37.0 billion at June 30, 2026 from $36.7 billion at June 30, 2025. The increase was a result of market appreciation of $3.5 billion and client inflows of $4.5 billion, partially offset by client outflows of $7.7 billion. During the three months ended June 30, 2026 as compared to March 31, 2026, there was an increase of $1.6 billion in discretionary assets under management and a decrease of $0.3 billion in non-discretionary assets under management. The increase in assets under management was primarily due to market appreciation partially offset by net client outflows during the quarter ended June 30, 2026. Sub-advised fund management revenue remained flat at $0.2 million for the three months ended June 30, 2026 and June 30, 2025. Proprietary fund management revenue also remained flat at $0.7 million for the three months ended June 30, 2026 and June 30, 2025. With respect to our discretionary assets under management, equity assets increased by 10.6% during the three months ended June 30, 2026 and fixed income assets decreased by 3.9% during the same period. For the three months ended June 30, 2026, most of the increase in equity assets came from our focused innovation, small cap growth and smid growth strategies with composite returns of 52.9%, 48.9% and 33.1%, respectively. As of June 30, 2026, the composition of our assets under management was 67% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 33% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Total AUM as of March 31,	$35.7	$35.3
Discretionary AUM:
Total Discretionary AUM as of March 31,	23.1	22.7
New client accounts/assets (1)	0.1	0.1
Closed accounts (2)	(0.2)	(0.1)
Net cash inflow/(outflow) (3)	(0.7)	(0.4)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation	2.4	1.4
Change to Discretionary AUM	1.6	1.0
Total Discretionary AUM at June 30,	24.7	23.7
Change to Non-Discretionary AUM (5)	(0.3)	0.4
Total AUM as of June 30,	$37.0	$36.7
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Our total revenue increased by $0.1 million, or 0.2% to $62.2 million for the six months ended June 30, 2026 from $62.1 million for six months ended June 30, 2025. This increase was mainly due to market appreciation partially offset by net client outflows during the period.

Total assets under management increased by $0.3 billion, or 0.8%, to $37.0 billion at June 30, 2026 from $36.7 billion at June 30, 2025. The increase was a result of market appreciation of $3.5 billion and client inflows of $4.5 billion, partially offset by client outflows of $7.7 billion. During the six months ended June 30, 2026 as compared to December 31, 2025, total assets under management remained flat at $37.0 billion. There was an increase of $0.7 billion in discretionary assets under management and a decrease of $0.7 billion in non-discretionary assets under management. Sub-advised fund management revenue remained flat at $0.4 million for the six months ended June 30, 2026 and June 30, 2025. Proprietary fund management revenue also remained flat at $1.4 million for the six months ended June 30, 2026 and June 30, 2025. With respect to our discretionary assets under management, equity assets increased by 6.2% during the six months ended June 30, 2026 and fixed income assets decreased by 4.8% during the same period. For the six months ended June 30, 2026, most of the increase in equity assets came from our small cap growth, focused innovation and smid growth strategies with composite returns of 47.9%, 44.4% and 31.2%, respectively. As of June 30, 2026, the composition of our assets under management was 67% in discretionary assets, which includes both separately managed accounts and proprietary and sub-advised funds, and 33% in non-discretionary assets which represent assets on which we provide portfolio reporting but do not have investment discretion.

The following table represents a further breakdown of our assets under management as of the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Total AUM as of January 1,	$37.0	$36.5
Discretionary AUM:
Total Discretionary AUM as of January 1,	24.0	23.3
New client accounts/assets (1)	0.2	0.5
Closed accounts (2)	(0.4)	(0.1)
Net cash inflow/(outflow) (3)	(1.5)	(0.5)
Non-discretionary to Discretionary AUM (4)	—	—
Market appreciation	2.5	0.5
Change to Discretionary AUM	0.8	0.4
Total Discretionary AUM at June 30,	24.8	23.7
Change to Non-Discretionary AUM (5)	(0.8)	(0.2)
Total AUM as of June 30,	$37.0	$36.7
(1)
Represents new account flows from both new and existing client relationships.
(2)
Represents closed accounts of existing client relationships and those that terminated.
(3)
Represents periodic cash flows related to existing accounts.
(4)
Represents client assets that converted to Discretionary AUM from Non-Discretionary AUM.
(5)
Represents the net change to Non-Discretionary AUM.

Expenses

Our expenses for the three and six months ended June 30, 2026 and 2025 are set forth below:

	For the Three Months Ended June 30,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Compensation and benefits (1)	$20,485	$18,805	$1,680	8.9%
General, administrative and other	9,340	7,827	1,513	19.3%
Total expenses	$29,825	$26,632	$3,193	12.0%

	For the Six Months Ended June 30,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Compensation and benefits (1)	$41,629	$37,686	$3,943	10.5%
General, administrative and other	$18,340	15,501	2,839	18.3%
Total expenses	$59,969	$53,187	$6,782	12.8%
(1)
For the three months ended June 30, 2026 and 2025, $7,389 and $6,826, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, $14,599 and $13,353, respectively, of partner incentive payments were included in cash compensation and benefits expense in the Condensed Consolidated Statements of Operations.

Our expenses are driven primarily by our compensation costs. The table included in “—Expenses—Compensation and Benefits Expense” describes the components of our compensation expense for the three and six months ended June 30, 2026 and 2025. Other expenses, such as rent, professional service fees, data-related costs, and sub-advisory fees incurred are included in our general and administrative expenses in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Total expenses increased by $3.2 million, or 12.0%, to $29.8 million for the three months ended June 30, 2026 from $26.6 million for the three months ended June 30, 2025. This increase was attributable to increases in compensation and benefits expense of $1.7 million and general, administrative and other expenses of $1.5 million.

Compensation and benefits expense increased by $1.7 million, or 8.9% to $20.5 million for the three months ended June 30, 2026 from $18.8 million for the three months ended June 30, 2025. The increase was primarily attributable to increases in salaries and benefits of $0.4 million primarily as a result of merit-based increases and newly-hired staff, including our new staff in Ireland, and in the accrual for bonuses of $1.1 million, and equity-based compensation of $0.2 million.

General and administrative expenses increased by $1.5 million, or 19.3%, to $9.3 million for the three months ended June 30, 2026 from $7.8 million for the three months ended June 30, 2025. This was primarily attributable to increases in professional fees of $0.8 million, occupancy and related costs of $0.1 million primarily related to new office space in Singapore, travel and entertainment expenses of $0.2 million, portfolio and systems expense of $0.5 million and depreciation and amortization of $0.1 million, partially offset by a decrease in recruiting costs of $0.2 million.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Total expenses increased by $6.8 million, or 12.8%, to $60.0 million for the six months ended June 30, 2026 from $53.2 million for the six months ended June 30, 2025. This increase was attributable to increases in compensation and benefits expense of $3.9 million and general, administrative and other expenses of $2.8 million.

Compensation and benefits expense increased by $3.9 million, or 10.5% to $41.6 million for the six months ended June 30, 2026 from $37.7 million for the six months ended June 30, 2025. The increase was primarily attributable to increases in salaries and benefits of $1.0 million primarily as a result of merit-based increases and newly-hired staff, including our new staff in Ireland, and in the accrual for bonuses of $2.3 million, equity-based compensation of $0.2 million and severance of $0.4 million.

General and administrative expenses increased by $2.8 million, or 18.3%, to $18.3 million for the six months ended June 30, 2026 from $15.5 million for the six months ended June 30, 2025. This was primarily attributable to increases in professional fees of $1.6 million, occupancy and related costs of $0.3 million primarily related to new office space in Singapore, travel and entertainment expenses of $0.5 million, portfolio and systems expense of $0.5 million and depreciation and amortization of $0.1 million, partially offset by a decrease in recruiting costs of $0.1 million.

Other Income (Expense), Net

	For the Three Months Ended June 30,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Other income (expense), net	$30	$20	$10	50.0%
Interest income	53	163	(110)	(67.5)%
Interest expense	(190)	(15)	(175)	NM
Unrealized loss on investments	166	—	166	(100.0)%
Total other income (expense), net	$59	$168	$(109)	(64.9)%

	For the Six Months Ended June 30,
(in thousands)	2026	2025	2026 vs. 2025 ($)	2026 vs. 2025 (%)
Other income (expense), net	$8	$27	$(19)	(70.4)%
Interest income	131	436	(305)	(70.0)%
Unrealized gain (loss)	87	—	87	NM
Interest expense	(379)	(30)	(349)	NM
Total other income (expense), net	$(153)	$433	$(586)	(135.3)%

NM = Not Meaningful

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

Total other income (expense) net decreased to other income of $0.1 million for the three months ended June 30, 2026 from other income of $0.2 million for the three months ended June 30, 2025. Interest income decreased due to lower interest rates and lower balances in interest-bearing accounts. Interest expense increased based on outstanding amounts under the credit facility. The unrealized gain on investments relates to our seed investment in an Australian trust.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

Total other income (expense) net decreased to other expense of $0.2 million for the six months ended June 30, 2026 from other income of $0.4 million for the six months ended June 30, 2025. Interest income decreased due to lower interest rates and lower balances in interest-bearing accounts. Interest expense increased based on outstanding amounts under the credit facility. The unrealized gain on investments relates to our seed investment in an Australian trust.

Provision for Income Taxes

Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025

The provision for income taxes was $0.5 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the three months ended June 30, 2026 and 2025 was 53.9% and 25.2%, respectively.

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

The provision for income taxes was $1.1 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily related to decreased profitability during the current period as compared to the prior year. Our provision for income taxes as a percentage of income before provision for income taxes for the six months ended June 30, 2026 and 2025 was 51.5% and 24.0%, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of non-GAAP financial measure:
Net income	$469	$3,149	$1,002	$7,077
GAAP Provision for income taxes	548	1,060	1,065	2,234
Delaware Franchise Tax	50	50	100	100
Interest expense	190	15	379	30
Interest income	(53)	(163)	(131)	(436)
Depreciation and amortization	1,142	1,079	2,232	2,118
Equity-based compensation	588	401	1,103	855
Other adjustments (A)	506	144	1,400	254
Adjusted EBITDA	$3,440	$5,735	$7,150	$12,232
Adjusted EBITDA Margin	11.2%	18.7%	11.5%	19.7%

Adjusted Net Income and Adjusted Earnings Per Share
Reconciliation of non-GAAP financial measure:
Net income	$469	$3,149	$1,002	$7,077
GAAP Provision for income taxes	548	1,060	1,065	2,234
Delaware Franchise Tax	50	50	100	100
Other adjustments (A)	506	144	1,400	254
Adjusted earnings before provision for income taxes	1,573	4,403	3,567	9,665
Adjusted provision for income taxes:
Adjusted provision for income taxes (26% assumed tax rate)	(409)	(1,145)	(927)	(2,513)

Adjusted net income	$1,164	$3,258	$2,640	$7,152

GAAP net income per share (B):
Basic	$0.02	$0.21	$0.05	$0.47
Diluted	$0.02	$0.21	$0.05	$0.47

Adjusted earnings per share/unit (B):
Basic	$0.10	$0.26	$0.22	$0.57
Diluted	$0.10	$0.25	$0.22	$0.54

Shares/units outstanding:
Basic Class A shares outstanding	7,751	8,501	7,751	8,501
Basic Class B shares/units outstanding	4,097	4,127	4,097	4,127
Total basic shares/units outstanding	11,848	12,628	11,848	12,628

Diluted Class A shares outstanding (C)	7,802	8,525	7,802	8,525
Diluted Class B shares/units outstanding (D)	4,283	4,630	4,283	4,630
Total diluted shares/units outstanding	12,085	13,155	12,085	13,155

(A)
Other adjustments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance	$6	$—	357	—
Other (a)	500	144	1,043	254
Total other adjustments	$506	$144	$1,400	$254

(a)
For the three months ended June 30, 2026, represents an ASC 842 rent adjustment of $48 related to the amortization of property lease incentives, legal and other professional fees of $274 related to international initiatives, the accrual for an earnout bonus of $344 and the add back of an unrealized gain on the Australian trust of $166. For the six months ended June 30, 2026, represents an ASC 842 rent adjustment of $96 related to the amortization of property lease incentives, legal and other professional fees of $322 related to international initiatives, set up fees related to the establishment of a donor advised fund of $25, a sign-on bonus of $5, rent expense of $8 incurred while waiting for the build out of a lease to be completed, the accrual for an earnout bonus of $674 and the add back of an unrealized gain on the Australian trust of $87.

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
(C)
Includes 50,655 and 23,426 unvested restricted stock units at June 30, 2026 and 2025, respectively.
(D)
Includes 98,992 and 137,100 unvested restricted stock units at June 30, 2026 and 2025, respectively, and 86,764 and 366,293 unvested non-qualified options at June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Historically, the working capital needs of our business have primarily been met through cash generated by our operations. We expect that our cash and liquidity requirements in the next twelve months will be met primarily through cash generated by our operations. We will continue to evaluate our liquidity and financial position on an ongoing basis.

On June 24, 2013, the subsidiaries of Silvercrest L.P. entered into a $15.0 million credit facility with City National Bank. The subsidiaries of Silvercrest L.P. are the borrowers under such facility and Silvercrest L.P. guarantees the obligations of its subsidiaries under the credit facility. The credit facility is secured by certain assets of Silvercrest L.P. and its subsidiaries. The credit facility consisted of a $7.5 million delayed draw term loan that was scheduled to mature on June 24, 2025, and a $7.5 million revolving credit facility that was scheduled to mature on June 21, 2019. Effective July 1, 2019, the credit facility was increased and consisted of a $25.5 million delayed draw term loan that was to mature on July 1, 2026, and a $10.0 million revolving credit facility with a stated maturity date of June 18, 2024 and a stated term loan draw date of July 1, 2024. On June 17, 2022, the revolving credit facility was amended to replace LIBOR terms with its successor, Secured Overnight Financing Rate (“SOFR”). The loan bears interest at either (a) the higher of the prime rate plus a margin of 0.25 percentage points and 2.5% or (b) the SOFR rate plus 2.80 percentage points, at the borrowers’ option. On February 15, 2022, the credit facility was amended to reflect changes to various definitions and related clauses with respect to the Company’s subsidiaries. The credit facility contains restrictions on, among other things, (i) incurrence of additional debt, (ii) creating liens on certain assets, (iii) making certain investments, (iv) consolidating, merging or otherwise disposing of substantially all of our assets, (v) the sale of certain assets, and (vi) entering into transactions with affiliates. In addition, the credit facility contains certain financial covenants including a test on discretionary assets under management, maximum debt to EBITDA and a fixed charge coverage ratio. The credit facility contains customary events of default, including the occurrence of a change in control which includes a person or group of persons acting together acquiring more than 30% of the total voting securities of Silvercrest. On June 18, 2024, the subsidiaries of Silvercrest L.P. and City National Bank entered into an Amendment and Restatement Agreement, which amends and restates the credit facility (as so amended and restated, the “A&R Credit Agreement”) whereby, among other items, (i) the term loan maturity date was extended until June 18, 2027, (ii) the term loan draw date was extended to June 18, 2025, (iii) the term loan commitment was decreased from $25.5 million to $10.0 million as a result of the repayment in full of the existing term loans previously borrowed under the Credit Agreement, and (iv) the $10.0 million revolving credit facility maturity date was extended until June 18, 2025. Additionally, the quarterly installments due upon termination of the term loan commitment were revised to equal 5% of the aggregate principal amount of term loans outstanding as of June 18, 2025 (after giving effect to any term loan made on such date). The fee structure was amended so as to provide for an upfront fee of $15,000 and additional commitment fee of up to $100,000 payable in three installments of $33,333.33 each, subject to the terms of the A&R Credit Agreement, and the unused line fee with respect to the term loan commitment was increased to 0.75% per annum times the actual daily amount of unused term loan commitment for the immediately preceding fiscal quarter. The credit agreement and all other loan documents between the Credit Parties and City National Bank continued in full force and effect. On June 18, 2025, the Credit Parties and City National Bank entered into the First Amendment to the A&R Credit Agreement (the “First Amendment”), whereby, among other items, (i) the term loan maturity date was extended until June 18, 2028, subject to two one-year extensions to June 18, 2030 upon the request of the Credit Parties so long as no Default or Event of Default (each as defined in the First Amendment) exists, (ii) the revolving credit facility maturity date was extended until June 18, 2026, and (iii) the term loan draw date was extended to June 18, 2026. The fee structure was amended so as to provide for additional annual yearly payments of $33,333.33, subject to the terms of the First Amendment. On June 18, 2026, the Credit Parties and City National Bank entered into the Second Amendment to the A&R Credit Agreement (the “Second Amendment”), whereby, among other items, (i) the stated term loan maturity date was extended until June 18, 2029, subject to two one-year extension options, (ii) the term loan draw date terminates on June 18, 2028, (iii) the term loan commitment as of the date of the Second Amendment is $5.0 million, and (iv) the $10.0 million revolving credit facility maturity date is June 18, 2027. As of June 30, 2026 and December 31, 2025, we had $9.5 million and $4.0 million, respectively, outstanding under the term loan. We were in compliance with the covenants under the credit facility as of June 30, 2026.

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2026 and December 31, 2025.

	As of
(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$20,741	$44,069
Accounts receivable	$8,827	$11,788
Due from Silvercrest Funds	$910	$326

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

The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income and the tax rates then applicable. Nevertheless, we expect that as a result of the size of the increases in the tax basis of our tangible and intangible assets, the payments that we may make under the tax receivable agreement likely will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, we expect that future payments to the selling principals of Silvercrest L.P. in respect of our purchase of Class B units from them will aggregate approximately $___ million. Future payments to current principals of Silvercrest L.P. and future holders of Class B units in respect of subsequent exchanges would be in addition to these amounts and are expected to be substantial. We intend to fund required payments pursuant to the tax receivable agreement from the distributions received from Silvercrest L.P.

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2026 and 2025. Operating activities consist of net income subject to adjustments for changes in operating assets and liabilities, depreciation, and equity-based compensation expense. Investing activities consist primarily of acquiring and selling property and equipment, and cash paid as part of business acquisitions. Financing activities consist primarily of contributions from partners, distributions to partners, dividends paid on Class A common stock, the issuance and payments on partner notes, other financings, and earnout payments related to business acquisitions.

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(16,729)	$(10,865)
Net cash used in investing activities	(3,037)	(872)
Net cash used in financing activities	(3,459)	(26,835)
Effect of exchange rate changes on cash and cash equivalents	(103)	2
Net change in cash	$(23,328)	$(38,570)

Operating Activities

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

For the six months ended June 30, 2026 and 2025, operating activities used $16.7 million and $10.9 million, respectively. This difference is primarily the result of a decrease in net income of $6.1 million and changes in deferred tax expense of $0.2 million, operating lease liabilities of $0.5 million, distributions received from investment funds of $0.3 million, accounts payable and accrued expenses of $1.1 million, prepaid expenses and other assets of $0.2 million, unrealized gain on investments of $0.1 million related to our seed investment in the Australian trust and accrued compensation of $1.4 million, partially offset by changes in equity-based compensation of $0.2 million, depreciation and amortization of $0.1 million, non-cash lease expense of $0.5 million and accounts receivable and due from Silvercrest Funds of $3.2 million.

Investing Activities

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

For the six months ended June 30, 2026 and 2025, investing activities used $3.0 million and $0.9 million, respectively. During the six months ended June 30, 2026, $1.1 million was used for the acquisition of furniture and equipment and for leasehold improvements and $1.9 million was used as a seed investment in an Australian trust. The primary use of cash during the six months ended June 30, 2025 was for the acquisition of furniture and equipment and for leasehold improvements.

Financing Activities

Six Months Ended June 30, 2026 versus Six Months Ended June 30, 2025

During the six months ended June 30, 2026 and 2025, financing activities used $3.5 million and $26.8 million, respectively. During the six months ended June 30, 2026, the Company borrowed $6.0 million and repaid $0.5 million under its term credit facility with City National Bank. Distributions to partners during the six months ended June 30, 2026 and 2025 were $4.0 million and $4.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company paid dividends of $3.2 million and $3.7 million, respectively, to Class A shareholders. During the six months ended June 30, 2026 and 2025, we purchased approximately 119,000 and 1,226,000 shares of Class A common stock of Silvercrest Asset Management Group Inc., respectively, at a cost of $1.9 million and $18.9 million, respectively.

We anticipate that distributions to principals of Silvercrest L.P. will continue to be a material use of our cash resources, and will vary in amount and timing based on our operating results and dividend policy.

As of June 30, 2026 and December 31, 2025, we had $9.5 million and $4.0 million, respectively, outstanding under the term loan with City National Bank.

As of June 30, 2026 and December 31, 2025, there was nothing outstanding under the revolving credit facility with City National Bank.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 16, 2026.

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

	Level 1	Level 2	Level 3	Total
	(in billions)
June 30, 2026 AUM	$25.8	$5.2	$6.0	$37.0
December 31, 2025 AUM	$25.3	$5.7	$6.0	$37.0

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

The average value of our assets under management for the three and six months ended June 30, 2026 was approximately $36.4 and $37.0 billion, respectively. Assuming a 10% increase or decrease in our average assets under management and the change being proportionately distributed over all our products, the value would increase or decrease by approximately $3.6 and $3.7 billion, respectively, for the three and six months ended June 30, 2026, which would cause an annualized increase or decrease in revenues of approximately $12.3 and $12.4 million, respectively, for the three and six months ended June 30, 2026, at a weighted average fee rate for the three and six months ended June 30, 2026 of 0.34%.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Our exposure to market risk is directly related to our role as investment adviser for the separate accounts we manage and the funds for which we act as sub-investment adviser. Most of our revenue for the three months ended June 30, 2026 and 2025 was derived from advisory fees, which are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities would cause our revenue and income to decline due to a decrease in the value of the assets we manage. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenue and income to decline further. Due to the nature of our business, we believe that we do not face any material risk from inflation. Please see our discussion of market risks in “—Critical Accounting Policies and Estimates—Revenue Recognition” which is part of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2026.

Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances. Company management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026, based on the 2013 version of the Internal Control - Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

PART II - Other Information

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes made during the second quarter of 2026 to any risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Not applicable

(b) Use of Proceeds

Not applicable

(c) Issuer Purchases of Equity Securities

Not applicable

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1

Second Amendment to Amended and Restated Credit Agreement, dated as of June 18, 2026, among Silvercrest Asset Management Group LLC, Silvercrest Investors LLC, Silvercrest Investors II LLC and Silvercrest Financial Services, Inc., as borrowers, City National Bank, a national banking association, and acknowledged by Silvercrest L.P., as guarantor (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 18, 2026).

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

Silvercrest Asset Management Group Inc.

		By:	/s/ Richard R. Hough III
Date:	July 30, 2026		Richard R. Hough III
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Scott A. Gerard
Date:	July 30, 2026		Scott A. Gerard
Chief Financial Officer
(Principal Financial and Accounting Officer)